Form 10-Q
period 1996-03-31
HANOVER GOLD COMPANY INC
filed 1996-05-15
CIK 778165

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1996
                                         OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _____________ to _____________

                          Commission file number:  2-23022

                             HANOVER GOLD COMPANY, INC.
               (Exact name of registrant as specified in its charter)

                          Delaware                        81-0266636
                  (State or other jurisdiction           (IRS Employer
                       of incorporation)               Identification No.)

                         1000 Northwest Boulevard, Suite 100
                             Coeur d'Alene, Idaho 83814
                      (Address of principal executive offices)

         Registrant's telephone number, including area code: (208) 664-4653

            Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock at May 15, 1996 was 14,429,678 shares.

                     HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
                        ON FORM 10-Q FOR THE QUARTERLY PERIOD
                                ENDED MARCH 31, 1996



                                  TABLE OF CONTENTS

                                                                                Page
PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                                             1

     Item 2:   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                            1



PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                                3

     Item 2:   Changes in Securities                                            3

     Item 3:   Defaults Upon Senior Securities                                  3

     Item 4:   Submission of Matters to a Vote of Security Holders              3

     Item 5:   Other Information                                                3

     Item 6:   Exhibits and Reports on Form 8-K                                 4


SIGNATURES








            [The balance of this page has been intentionally left blank.]

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

For further information refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1996 COMPARED TO THE PERIOD ENDED MARCH 31, 1995.

The Company had total assets of $8,946,598 at March 31, 1996, compared to $8,310,364 for the year ended December 31, 1995. At March 31, 1995, these assets consisted of $370,738 in current assets, $7,585,027 in resource properties and claims, $137,270 in property and equipment, net of depreciation, and $900,728 in reclamation bonds and other assets, which includes $880,804 in notes receivable from affiliates. This compares to $6,147,279 in resource properties and claims, $150,494 in property and equipment, $1,210,024 in reclamation bonds and other assets, inclusive of the $880,804 in notes receivable from affiliates, at December 31, 1995. The increase in total assets at March 31, 1995 is attributable primarily to an increase in resource properties and claims stemming from the company's acquisition of additional mining claims and interests in the Alder Gulch area. The decrease in current assets is primarily due to a decrease in cash for the period, which is itself attributable to: the payment of increased expenses of operation; payment of consulting fees to former executive officers of the Company and the Company's geological consultant, a portion of which were accrued during the year ended December 31, 1995; payment of directors and officers liability insurance premiums; and increased legal and accounting expenses incurred in connection with the acquisition of additional mining claims and interests.

The Company's current assets at March 31, 1996 consisted of $265,001 in cash, $29,494 in inventory and $76,243 in prepaid expenses, compared to $723,162 in cash, $29,494 in inventory and $97,586 in prepaid expenses at December 31, 1995.

Total liabilities at March 31, 1996 were $8,695,178, compared to total liabilities of $7,951,504 at December 31, 1995. At March 31, 1996, these liabilities consisted of $14,982 in notes payable, $225,179 in accounts payable and $11,259 in accrued expenses. This compares to $48,654 in notes payable, $221,756 in accounts payable and $38,450 in accrued expenses at December 31, 1995. The decrease in notes payable is attributable to the payment during the quarter of premiums for directors and officers liability insurance, the effect of which reduced a note formerly given in conjunction with the financing of such premiums. The slight increase in accounts payable during the three months ended March 31, 1996 is primarily due to increased activities involving the acquisition of additional mining claims and interests in the Alder Gulch area.

Revenues for the three month period ended March 31, 1996 consisted of $3,511 received from the sale of carbon to ASARCO. General and administrative expenses for the 1996 period were $303,733, down from $413,088 during the comparable period in 1995. The decrease in general and administrative expenses is primarily attributable to the fact that the Company was not engaged in mining activities during the first quarter of 1996, and, secondarily, to a decrease in the amounts payable to executive officers during the period.

During the three months ended March 31, 1996, the Company experienced a loss from operations of $299,326, or approximately $0.02 per share, compared to a loss of $627,743, or approximately $0.07 per share, during the comparable period in the previous year. The significant decrease in losses is due primarily to the fact that the Company was not engaged in mining activities in the Alder Gulch during the period ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES.

As previously reported, as a consequence of Kennecott's withdrawal from the mining venture in March 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations on its Alder Gulch mining claims. At December 31, 1995 the rental and royalty obligations payable in 1996 totalled $1,255,120. Management believes the Company will meet its 1996, largely because of financing commitments that have been made by Neal A. Degerstrom and associated persons under the June 1995 securities purchase agreement and amendments. Mr. Degerstrom and such persons are obligated to purchase an additional 2,142,858 shares of common stock at various times during the seven month period ending October 16, 1996, which will result in proceeds to the Company of approximately $1 million. Mr. Degerstrom purchased 400,000 of such shares on April 15, 1996. However, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch claims, it may continue to experience a shortage of working capital.

The Company has incurred aggregate losses of $4,624,625 from inception through March 31, 1996 because it has not yet been able to place the Alder Gulch properties into large-scale production. The Company's inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture and the Company's lack of success, judged at least historically, in consolidating the various claims and interests in the area. Although the Company was able to conduct fairly extensive exploration and limited development of the properties, largely as the result of its former arrangement with Kennecott, significant additional work must be performed to support further development efforts. The Company has received expressions of interest from several North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, and believes such an arrangement will be concluded during the second quarter of 1996.

As previously reported, the Company has recently restructured its management and taken significant additional steps to consolidate the Alder Gulch claims. In addition, the Company has completed a compilation of geologic and other technical data generated from its and Kennecott's prior exploration activities. Management believes these activities will have a positive effect on the Company's performance during 1996, and that the Company will be successful in negotiating a joint venture or other arrangement with a major mining company to explore and, if warranted, develop its properties.

Although the Company's operations are subject to general inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes exploration and development activities, which can be expected during 1996 if it is successful in negotiating a joint venture or other economic arrangement with another mining company, inflation will result in an increase in the cost of goods and services necessary to its mining operations.

                             PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Neither the registrant nor any of its mining properties are subject to any pending legal proceedings.


ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the registrant's security holders during the period covered by this report.


ITEM 5. OTHER INFORMATION.

PURCHASE BY DEGERSTROM OF ADDITIONAL SHARES OF COMMON STOCK. As previously reported, pursuant to a third amendment dated March 3, 1996 to a securities purchase agreement between the registrant and N. A. Degerstrom, Mr. Degerstrom firmly committed to purchase 2,142,858 shares of the registrant's common stock represented by options previously granted to Mr. Degerstrom and subsequently canceled. These shares are to be purchased by Mr. Degerstrom, at the price of $0.50 per share (which is equal to the exercise price of the former options), on or before the dates the former options were to have been exercised: 400,000 shares will be purchased on April 15, 1996; an additional 1,200,000 shares will be purchased on June 1, 1996; and the remaining 542,858 shares will be purchased on or before October 16, 1996. Proceeds received by the Company from the purchase of these shares will be used to ensure payment of rental and royalty obligations coming due in 1996. Mr. Degerstrom purchased 400,000 of such shares on April 15, 1996.

CONSUMMATION OF MOEN TRANSACTION. As previously reported, the registrant's Group S subsidiary entered into an agreement with Roy Moen and related interests effective March 26, 1996 amending the terms of an October 1991 lease and option agreement covering 216 mining claims in the Alder Gulch area. The amendment reduces Group S's overall rental obligations by $3,000,000 and establishes a new payment schedule providing for bi-annual payments of $200,000 to $300,000, commencing October 16, 1996 and ending September 1,
2002. The revised agreement also reduces from 5% to 2.5% the production royalty Moen would receive if the claims are placed into production. Like the former agreement, the production royalty declines to 1% in the event the price of gold is less than $425 per ounce; unlike the former agreement, Group S will not acquire a proportionate ownership interest in the claims as rental payments are made. Rather, such ownership will become vested only when all future rental payments, now totalling $3.4 million, have been made. In consideration of the agreed reductions in Group S's rental and royalty obligations to Moen, the Company has agreed to issue 250,000 shares of common stock to Moen, and grant him three-year options, exercisable at the price of $2.00 per share, to acquire an additional 200,000 shares. As further consideration for the agreed reductions, the Company will forgive approximately $92,000 in indebtedness which Moen and a related entity incurred in 1993 in connection with purchase of equipment and the customizing of a mill facility near Virginia City. The Company will also transfer two mine trucks to Moen, having a book value at December 31, 1995 of $43,183, and will cause Geneva Mill L.C. to assign and convey to Moen an unusable ore processing facility located in Radersburg, Montana, together with approximately twenty acres of real property on which the facility is located. (As was disclosed in the registrant's annual report on Form 10-K for the year ended December 31, 1995 and in Note 5 to the consolidated financial statements included therein, the carrying value of a promissory note issued to the Company by Geneva Mill L.C. in 1994 in connection with the Company's financing of the mill's acquisition and refurbishment was written down in 1995 to $220,000.) In addition, N. A. Degerstrom, Inc., which is controlled by an affiliate of the Company, has agreed to transfer to Moen certain equipment maintained at a Degerstrom-operated milling facility near
Soda Springs, Idaho.

The transactions evidenced by the amendment between Group S and Moen were consummated in April of 1996.

AMENDMENT TO TABOR TRANSACTION AND CLOSING IN ESCROW. As previously reported, effective March 25, 1996 the registrant entered into an asset purchase agreement with Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented and 120 unpatented mining claims, and one mining lease, covering properties located in the Alder Gulch area. The registrant agreed to issue Tabor 400,000 shares of common stock and three-year options exercisable at the price of $2.00 per share for the purchase of an additional 300,000 shares in the transaction. The registrant also agreed that if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock during any period of thirty consecutive trading days does not exceed $2.00 per share, it would issue Tabor such number of additional shares sufficient to raise the aggregate market value of the shares then owned by Tabor to $2.00.

The asset purchase agreement was amended effective as of April 19, 1996 to delete those provisions pertaining to the issuance of options to Tabor and to substitute, in their stead, new provisions providing for the issuance of an additional 125,000 shares of the registrant's common stock to Tabor as further consideration. Certificates for the 125,000 additional shares were issued to Tabor as of such date. The remaining 400,000 shares of common stock issuable by the registrant pursuant to the agreement, together with conveyancing documents covering the mining claims and leases owned by Tabor, were deposited into an escrow account as of such date as well. As previously reported, the registrant has agreed to prepare and file a registration statement under the Securities Act covering the 400,000 shares issued to Tabor, and to cause such registration statement to be declared effective within six months of the effective date of the agreement, as amended (or on or before October 16, 1996). The registrant also has agreed to thereafter maintain the registration statement in effect for a period of eighteen months to enable Tabor to resell the shares should it so choose. Pending effectiveness of the registration statement, conveyancing documents covering the claims and certificates for the 400,000 shares are to be held in escrow. In the event the registration statement is not declared effective within six months of closing, such documents and certificates may at Tabor's election be returned to the respective parties, in which event the transaction will be deemed to have been rescinded.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  The following exhibit is filed as part of this report:

          10.12 Amendment to Asset Purchase Agreement dated as of April 19, 1996 between the registrant and Tabor Resources Corporation.

REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the registrant during the period covered by this report.

                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)

                                  TABLE OF CONTENTS

     Condensed Consolidated Balance Sheet                                       F/S-1

     Condensed Consolidated Statements of Income (Loss)                         F/S-2

     Condensed Consolidated Statement of Stockholders' Equity                   F/S-3

     Condensed Consolidated Statements of Cash Flow                             F/S-4

     Notes to Condensed Consolidated Financial Statements                       F/S-5



                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                        CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                               March 31,          December 31,
                                                 1996                1995
                                              (Unaudited)          (Audited)
                                              -----------          ----------
Current Assets:
     Cash                                    $   265,001         $   723,162
     Inventory (Note 3)                           29,494              29,494
     Prepaid expenses                             76,243              97,586
                                               ---------            --------
          Total current assets                   370,738             850,242

Resource properties and claims:
     Exploration, engineering and site
          development                          2,225,106           2,225,106
     Mining properties (Notes 5 and 6)         5,359,831           3,922,083
     Option                                           90                  90
                                               ---------           ---------
        Total resource properties and claims   7,585,027           6,147,279

Property and equipment, at cost                  137,270             150,494

Less accumulated depreciation                     47,165              47,675
                                               ---------           ---------
     Net property and plant and equipment         90,105             102,819
                                               ---------           ---------

Other Assets:
     Reclamation bonds                            19,924              19,924
     Note receivable (Note 4)                    309,296
     Due from Group S, Ltd.                      474,895             474,895
     Due from Hanover Resources, Inc.            405,909             405,909
                                               ---------           ---------
       Total resource properties and claims      900,728           1,210,024
                                               ---------           ---------
               Total assets                   $8,946,598          $8,310,364
                                               ---------           ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31,          December 31,
                                                 1996                1995
                                              (Unaudited)          (Audited)
                                              -----------          ----------

Current Liabilities:
     Note Payable                            $    14,982         $    48,654
     Loans payable-shareholder                                        50,000
     Accounts Payable                            225,179             221,756
     Accrued Expenses                             11,259              38,450
                                               ---------           ---------
          Total current liabilities              251,420             358,860
                                               ---------           ---------

Stockholders' equity:
     Common stock, $.0001 par value,
       authorized 25,000,000 shares; issued
       and outstanding 13,649,678 and 14,304,678
       shares respectively                         1,430               1,365

     Additional paid-in capital               13,318,373          12,275,438

     Deficit accumulated during the
       development stage                     ( 4,624,625)        ( 4,325,299)
                                               ---------           ---------
                                               8,695,178           7,951,504
                                               ---------           ---------
          Total liabilities & stockholders'
            equity                           $ 8,946,598         $ 8,310,364
                                               =========           =========


                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                     (Unaudited)

                                        Three Month         Three Months
                                           Ended               Ended
                                        March 31, 1996      March 31, 1995
                                        --------------      --------------

Revenue                                 $     3,511         $ 180,948

Cost of goods mined                                           669,488
                                                             ---------

Gross profit (loss)                           3,511          (488,540)

General and administrative expenses         303,733           413,088
                                         ----------          ---------

Loss from operations                      (300,222)          (901,628)

Interest and Other Income                      896              23,885
Option Received                                                250,000
                                                             ---------

Net Loss                                 ($299,326)           (627,743)
                                         ==========          ==========

Net Loss per share                          ($0.02)             ($0.07)
                                         ==========          ==========

Weighted average
   common shares outstanding            13,692,205           9,095,857
                                        ===========          ==========

                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                (Deficit)
                                                                                Accumulated
                                                                 Additional     During the
                                               Common    Common   Paid In       Development
                                               Shares    Stock    Capital         Stage
                                             ---------   ------  ----------     ------------
Balance, December 31, 1994                   8,845,857   $ 885    $9,838,572     ($2,003,730)

Issuance of 250,000 shares of common
stock to Hanover Resources, Inc. as per
Modification Agreement dated
12/31/90 ($1.60/share)                         250,000      25

Issuance of 2,142,856 shares of common stock
to N.A.Degerstrom as per Securities Purchase
Agreement dated 06/01/95 ($0.35/share)        2,141,856    214      749,786

Issuance of 714,286 shares of common stock
to N.A.Degerstrom as per Securities Purchase
Agreement dated 06/01/95 ($0.35/share)          714,286     71      249,929

Issuance of 200,000 shares of restricted common
stockpursuant to a private placement
($1.00/share)                                   200,000     20      199,980

Issuance of remaining 250,000 shares of common
stock to Hanover Resources, Inc. as per
Modification Agreementdated 12/31/90
($.0001/share)                                  250,000     25

Issuance of 69,679 shares of common stock in
satisfaction of vendor obligations
($1.06/share)                                    69,679      7        74,089

Issuance of 200,000 shares of common stock
in satisfaction of vendor obligations
($1.00/share)                                   200,000     20       199,980

Issuance of 1,000,000 shares of common stock to
N.A. Degerstrom per amendment to Securities
Purchase Agreement dated 06/01/95
($1.00/share)                                 1,000,000    100       999,900

Redemption of previously issued shares
($1.60/share)                                 (  23,000)   (2)      (36,798)

Net loss                                                                        (2,321,569)
                                                                                -----------
Balance, December 31, 1995                   13,649,678  1,365   12,275,438     (4,325,299)

Issuance of 5,000 shares of common stock to
W.W. Goodridge pursuant to Agreement of
Assignment dated 11/30/95 ($1.00/share)           5,000               5,000

                                                                                          (Deficit)
                                                                                Accumulated
                                                                  Additional    During the
                                             Common     Common     Paid In      Development
                                             Shares     Shares     Capital         Stage
                                             ------     ------     -------      ------------
Issuance of 400,000 shares of common
stock to Tabor Resources Corporation pursuant
to Asset Purchase Agreement dated March 25,
1996 ($1.62/share)                          400,000         40      647,960

Issuance of 250,000 shares of common stock
to Roy A. Moen pursuant to Agreement and
Amendment to Mining Lease & Option to
Purchase dated March 26, 1996
($1.56/share)                               250,000         25      389,975

Net loss                                                                           (299,326)
                                                                                ------------
Balance, March 31, 1996                   14,304,678     $1,430   $13,318,373  ($4,624,625)


                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                     (Unaudited)

                                                  Three Months        Three Months
                                                     Ended               Ended
                                                  March 31, 1996      March 31, 1995
                                                  --------------      --------------
Operating Activities:
     Net loss                                       (299,326)          (627,743)

Adjustments to reconcile net cash and equivalents
     provided by operating activities:
     Depreciation                                      8,152              7,566
     Depletion                                                            5,068

Changes in operating assets & liabilities:
     (Increase) decrease in subscription receivable                     558,621
     (Increase) decrease in inventory                                    42,639
     (Increase) decrease in prepaid expenses          21,343             29,045
     Increase (decrease) in accounts payable           3,423            (34,450)
     Increase (decrease) in accrued expenses         (21,409)           (52,231)

Changes in other assets and liabilities:
     (Increase) decrease in reclamation bond                               (53)
     (Increase) decrease in notes receivable         309,296            (77,700)
     (Increase) decrease in due to Group S, Ltd.                        118,165
     (Increase) decrease in due to Hanover Resources, Inc.              105,207
     Increase (decrease) in note payable             (83,672)
     (Decrease) in option payable                                      (250,000)
     Increase (decrease) in Payroll Taxes
        & Disability                                  (5,783)            41,062
                                                      -------           -------
Net cash used in operating activities                (67,975)          (134,804)
                                                      -------           -------

Investing Activities:
     Purchase of property and equipment              (30,891)           (11,496)
     Increase in mining properties                (1,437,748)
                                                   ---------
Net cash used in investing activities             (1,468,639)           (11,496)
                                                   ---------             -------
Financing Activities:
     Disposition of equipment for mining interests    35,453
     Issuance of common stock for mining interests 1,043,000           (399,975)
                                                  ----------            -------
Net cash provided by financing activities          1,078,453           (399,975)
                                                  ----------            -------

Net increase (decrease) in cash                     (458,161)          (546,275)
Cash, beginning of period                            732,162            646,141
                                                    --------           -------

Cash, end of period                                  265,001             99,866
                                                     =======             ======


                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


Financing information presented in the Company's quarterly reports follow the policies set forth in its Annual Report to Stockholders and its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In accordance with generally accepted accounting principles for interm financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X, these quarterly reports do not include all of the information and footnotes.

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

1.   Nature of business:

     The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.

2.   Organization:

     Hanover Gold Company, Inc. was incorporated in Delaware on December 6, 1984 and on September 24, 1990 exchanged 14,000,000 shares of its $.0001 par value common stock for 100% of the outstanding stock of Hanover International Limited. On July 31, 1990 the Company acquired the Kearsarge Lode Claim, south of Virginia City, Montana, entering into a Sublease and Purchase Option Agreement with the Hanover Resources, Inc. As of December 1990 the company reverse split the stock 1 for 20.

3.   Inventories:

          Inventories consist of:

                                             March 31, 1996      March 31, 1995
               Raw materials                 $ 29,494            $   29,494
               Work in process                      0               126,581
               Yard and Supplies                    0                46,199
               Inventory write-down                 0              (103,869)
                                              -------               -------

                  Total Inventory            $ 29,494             $ 138,599
                                              =======              ========


                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

4.   Note Receivable:

     In February, March and April 1993, the Company made total loans of $100,000 to Moen Builders, Inc. and M&W Milling and Refining, Inc. (Collectively referred to as "M&W") for M&W to acquire certain equipment to complete its custom mill facility. M&W is not affiliated with the Company. The Company secured this loan with a fully executed and recorded UCC Financing Statement covering certain equipment. M&W was obligated to repay the notes from cash flow proceeds at the rate of $3.33 per ton of the Company's Ore processed by m&W at the mill and at the rate of $2.00 per ton for third party ore processed by M&W at the mill. As of December 31, 1994 M&W had paid back $7,897, leaving a balance due from M&W of $92,103. As of December 31, 1995 M&W paid back $2,806, leaving a balance due of $89,297.

     During 1994, the Company acquired the exclusive use of the gravity and carbon-in-leach mill processing facility known as Geneva Mill, L.C. at Toston, Montana. The Company entered into an agreement with Geneva Mill, L.C. on June 14, 1994 and provided the necessary funds for Geneva Mill, L.C. to acquire and refurbish the facility. In addition to the note receivable to M&W, the Company had made loan advances in 1994 to Geneva Mill, L.C. in the amount of $1,221,922 and an additional amount in 1995 of $373,278, for plant acquisition, crushing equipment, refurbishing used mill equipment, installation of new pumps, construction of tailings ponds and liners, transportation trucking equipment, and loaders and working capital. The terms of the repayment of the loans were based on the tons of ore processed at the mill at the rate of $45 per ton plus a $5 credit per ton as a payment toward the advance. For 1994 and 1995 Geneva Mill, L.C. repaid from processing $240,642 and $266,137 respectively, and made cash payments of $88,500 in 1995. In 1995 all operations between Geneva Mill, L.C. and Hanover Gold ceased. The balance due to the Company prior to the write-off of the uncollectible portion of the amounts due was $999,921. Management determined to write off $779,921 as an uncollectible bad debt for 1995 due to the prospect that the mill would no longer be utilized and the inability of Geneva Mill, L.C. to repay the loan. The remaining balance of $220,000 was secured by tangible assets and a security interest.

     The Company's Group S subsidiary entered into an agreement with Roy Moen and related interests effective March 26, 1996 amending the terms of an October 1991 lease and option agreement covering 216 mining claims in the Alder Gulch area. As part consideration for amending the agreement, the Company became obligated for the issuance of 250,000 shares of its common stock; the granting of a three year option for the issuance of an additional 200,000 shares of its common stock at an exercise price of $2.00 per share; the transfer of two mining trucks that it owns free and clear of encumbrances with a book value of approximately $35,000; the forgiveness of the note receivable in the amount of $89,297 due from M&W, and release of the UCC filing the Company held as security for that note; and the elimination of the note receivable in the amount of $220,000 due from Geneva Mill, L.C. in exchange for a $3,000,000 reduction in the landowner rental obligations that are owed to M&W by Group
S, Ltd., which, upon approval of the pending merger of Group S, Ltd. and the Company, would become the Company's obligation to pay M&W. M&W will also take title to all of the assets owned by Geneva Mill, L.C. as part of the consideration for the reduction in rental payments to be received by M&W.

                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



5.   Patented (deeded) claims:

     The Company acquired the mining rights to the Kearsarge Load Claim, a precious metals tract from Hanover Resources, Inc. pursuant to a Mineral Sublease and Purchase Option Agreement dated July 31, 1990. The agreement provides for the payment of rent as follows:

     On or before November 1, 1990     $  100,000
     March 1, 1991                        100,000
     June 1, 1991                         125,000
     September 1, 1991                     50,000
     December 1, 1991                      50,000
     January 1, 1992                       25,000
     February 1, 1992                      25,000
     March 1, 19992                        25,000
     April 1, 1992                         25,000
     May 1, 1992                           50,000
     September 1, 1992                     50,000
     June 1, 1993                         150,000
     June 1, 1994                         100,000
     June 1, 1995                         350,000
     June 1, 1996                         400,000
     June 1, 1997                         400,000
     June 1, 1998                         400,000
     June 1, 1999                         875,000
                                        ---------
                                       $3,300,000
                                        =========

6.   Agreements:

     On February 13, 1992, the Hanover Group, Inc. entered into an agreement with Bearcat for Bearcat's 30% working interest in the 34 claims known as the Kearsarge Group of Claims. Hanover Group then assigned the agreement to the Company without consideration and thereafter the Company acquired the working interest for a consideration of 600,000 shares of restricted common stock issued by the Company to Bearcat. The negotiated value of the stock between the Company and Bearcat on the closing date was $2.0 per share or a total of $1,200,000 for the working interest. In addition, Bearcat was granted two future stock options by the Company, one at $3.00 per share for 171,000 shares of legended common stock which expired May 14, 1995, and another at $10.00 per share for 500,000 shares of legend common stock which expires May 14, 1997.

                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                            (A Development Stage Company)

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

     On February 20, 1982, the Company entered into an Assignment and Mineral Sublease agreement with Hanover Resources, Inc. The Agreement provides for the Company to pay the underlying landowner rental obligations as follows:

     June 1, 1992             $  150,000
     September 1, 1992            50,000
     June 1, 1993                112,500
     June 1, 1994                 85,000
     June 1, 1995                200,000
     June 1, 1996                200,000
     June 1, 1997                200,000
     June 1, 1998                200,000
     June 1, 1999              1,377,500
                               ---------
                              $2,775,000
                               =========

     Additionally, on November 10, 1993 the Company entered into an Option to Purchase Agreement, with an unrelated party, for the remaining 20% of the Apex claim and two additional claims, the JTC and Randolph claims for $1,650,000 and a five percent (5%) Net Smelter Return royalty. Under the Agreement, the Company has the right to purchase this claim package for $1,650,000 less the amount previously paid of $250,000. This is pursuant to the underlying landowner rental payment obligations as follows:


     April 15, 1995           $  150,000
     April 15, 1996              200,000
     April 15, 1997              250,000
     April 15, 1998              300,000
     April 15, 1999              500,000
                               ---------
                              $1,400,000
                               =========

     Effective March 25, 1996 the Company entered into an asset purchase agreement with the Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented and 20 unpatented mining claims, and one mining lease, covering properties located in the Alder Gulch area. The Company agreed to issue Tabor 400,000 shares of common stock and three-year options exercisable at the price of $2.00 per share for the purchase of an additional 300,000 shares in the transaction.


7.   Development stage company;

     The Company's operations have been centered around its organization, evaluation of the mining industry, start-up financing of its operations, including acquisition of the Kearsarge Mine, evaluation of engineering data, obtaining necessary mining permits and formulation and implementation of this business plan. From May 2, 1990 through the period ending March 31, 1996, the Company has secured required financing from its public warrant offering, and Hanover Resources, Inc. its principal shareholder, in the total aggregate amount of $11,076,514, which financing has been in the form of cash for exploration, engineering, site development and rental payments for the Kearsarge Claim. Additionally, financing has been provided form the public offering of the Company's warrants. The Company has incurred losses in connection with its operations through the period ended March 31, 1996 of $4,624,625.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HANOVER GOLD COMPANY, INC.

                         By:  /s/ James A. Fish
                              ----------------------------
                              James A. Fish, its President

                              Date: May 14, 1996


                         By:  /s/ Wayne Schoonmaker
                              ----------------------------
                              Wayne Schoonmaker, its Principal
                                 Accounting Officer

                              Date: May 14, 1996