Form 10-K/A
period 1995-12-31
HANOVER GOLD COMPANY INC
filed 1996-06-05
CIK 778165

FORM 10-K/A

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995
                             OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________ to _____________

                   Commission file number 1-8372

                    HANOVER GOLD COMPANY, INC.
        (Exact name of registrant as specified in its charter)

Delaware                   0-23022                11-2740461
(State or other          (Commission             (IRS Employer
jurisdiction of          File Number)          Identification No.)
incorporation)

              1000 Northwest Boulevard, Suite 100
                  Coeur d'Alene, Idaho 83814
             (Address of principal executive offices)

    Registrant's telephone number, including area code: (208) 664-4653

    Securities registered pursuant to Section 12(b) of the Act:  None

      Securities registered pursuant to section 12(g) of the Act:

           Common Stock                         The Nasdaq Stock Market
        Title of each class                     Name of each exchange on
                                                   which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at May 29, 1996 was $10,917,852. The number of shares of common stock outstanding at such date was 16,029,678.

Certain information contained in the registrant's proxy statement filed under the Securities Act of 1933, as amended, in connection with its 1996 special meeting of stockholders is incorporated by reference in Part IV of this report

                       HANOVER GOLD COMPANY, INC.
            ANNUAL REPORT ON FORM 10-K/A FOR THE FISCAL YEAR
                        ENDED DECEMBER 31, 1995

                          TABLE OF CONTENTS
                                                                          Page

PART II

        Item 6:          Selected Financial Data                             1

        Item 7:          Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                 2

        Item 8:          Financial Statements and Supplementary Data     F/S-1


SIGNATURES


                           EXPLANATORY NOTE

This amendment to the registrant's annual report on Form 10-K for the year ended December 31, 1995 has been prepared and is being filed solely for the purposes of correcting (i) certain non-material information contained in the registrant's previously filed financial statements and (ii) related disclosure in the section of the report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."















      [The balance of this page has been intentionally left blank.]








                                    (i)

ITEM 6.  SELECTED FINANCIAL DATA

      The selected consolidated financial data set forth below has been derived from, and should be read in conjunction with the Company's consolidated financial statements. The selected financial data for the five years ended December 31, 1995 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Zeller Weiss & Kahn, Mountainside, New Jersey. The selected financial data should be read in conjunction with, and is qualified by such financial statements and the notes thereto.

                                                         1995          1994           1993           1992            1991

Summary of Consolidated Balance Sheets:
Working capital (deficit)                             $  491,382    $  459,814    $3,294,147    $ (143,742)   $  (116,326)
Current assets                                           850,242       917,075     3,855,227       240,850         61,202
Total assets                                           8,310,364     8,293,628     8,112,529     3,098,652      1,375,188
Current liabilities                                      358,860       457,261       505,064       364,359        177,528
Long-term obligation                                           -       250,000       250,000       100,000              -
Total liabilities                                        358,860       707,261       755,064       464,359        177,528
Stockholders' equity                                   7,951,504     7,586,367     7,357,465     2,634,293      1,197,660

Summary of Consolidated Statements of Operations:

Sales                                                    499,299       216,418             -             -              -
Net income (loss)                                     (2,321,569)   (1,247,973)     (252,046)     (205,263)      (260,486)
Net income (loss) per share                                (0.20)        (0.15)        (0.03)        (0.05)         (0.07)
















         [The balance of this page has been intentionally left blank.]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

      1995 was a transitional year for the Company. It began disappointingly in March with Kennecott's decision to withdraw from the mining venture with the Company, Hanover Resources and Group S, a decision that forced the Company and its affiliates to curtail their exploration and development activities on the Alder Gulch properties due to a lack of funds. Starting in June, however, the Company was buoyed by an infusion of new capital from an investor group lead by Neal A. Degerstrom, and by the business and technical mining experience Mr. Degerstrom and his associates brought to the Company. By the end of the year, the Company had restructured its senior management team and had significantly progressed its agenda to consolidate the mining claims in the Alder Gulch area for possible large-scale development. As of the date of this report, the Company does not have the cash resources necessary to explore or develop its properties, nor a development agreement with any major mining company. The Company has received expressions of interest from a number of North American mining companies concerning a joint venture or other economic arrangement to explore and develop the properties, and is presently discussing such possibilities with representatives of these companies.

RESULTS OF OPERATIONS

        1995 compared to 1994. At December 31, 1995, the Company had working capital of $491,382, current assets of $850,242 and current liabilities of $358,860. This compares to current assets of $917,075 and current liabilities of $457,261 at December 31, 1994. The increase in working capital at year-end is attributable to sales of common stock to Neal A. Degerstrom and associated persons during the year. Current assets consisted of $723,162 of cash, $29,494 of inventory and $97,586 of prepaid expenses; the decrease in current assets during the year is primarily attributable to adjustments to the market value of inventory.

    Total assets of the Company at December 31, 1995 were $8,310,364, compared to $8,293,628 for the previous year. At year-end 1995, the Company's total assets, net of current assets, consisted of $6,147,279 in resource properties and claims, $102,819 in property and equipment, net of depreciation, and $1,210,024 in reclamation bonds and other assets, including $880,804 in note receivables from affiliates. This compares to $5,616,829 in resource properties and claims, $139,114 in property and equipment, net of depreciation, $1,620,610 in reclamation bonds and other assets, including $527,572 in note receivables from affiliates for the prior year. The increase of $530,450 in resource properties and claims during the year is the result of the capitalization of rental payments made to the landowner-lessors of the claims during the year, and the slight decreases in property and equipment, and reclamation bonds and other assets is attributable to equipment sales. The $764,087 reduction in notes receivable from affiliates during the year is primarily the result of the write down of the note receivable from Geneva Mill L.C.

      During the year ended December 31, 1995, the Company generated revenues of $499,299, of which $250,000 was attributable to a non-recurring option payment under the Kennecott mining venture and $249,299 was attributable to sales of refined gold during the year. Gold sales during the previous year, by comparison, were $216,418. The increase in gold sales during the year is attributable to increased production at the mill and higher ore grades at the Kearsarge mine. The Company's mining operations were suspended in March of 1995 due to a lack of funds following Kennecott's withdrawal from the mining venture; mill operations were similarly suspended in April of 1995.

    The Company experienced a net loss from operations of $2,321,569, or $0.20 per share, in 1995, compared to a net loss of $1,247,973, or $0.15 per share, for the year ended December 31, 1994. The increase in losses is primarily attributable to an increase of $291,031 in general and administrative expenses (which aggregated $922,847 for the year), the $779,921 write down of the note receivable from Geneva Mill L.C., a $32,509 loss on the sale of equipment and a $9,814 increase in depreciation expense. The cost of goods mined increased by $165,853, to $1,076,668, in 1995, compared to $910,815 in the previous year.
The increase in general and administrative expenses is primarily due to a $78,281 increase in insurance costs, a $126,770 increase in public relations expenses, a $79,545 increase in officers salary, a $53,142 increase in professional fees and a $21,999 in consulting and engineering costs. During the year ended December 31, 1995, auto expenses decreased by $14,924 and meeting-related expenses, travel and entertainment expenses and office and telephone charges decreased by $57,315. The Company earned $29,306 in interest income during the year, compared to $106,655 for the year ended December 31, 1994. The decrease in interest income is attributable to significantly lower levels of invested funds during the year.

   During the year-ended December 31, 1995, the Company also reversed a prior period salary accrual of $542,347 attributable to Fred R. Schmid, which resulted in a commensurate decrease in accrued expenses. The Company also recognized a decrease of $779,921 in the carrying value of a $1,595,200 note received from Geneva Mill L.C. in 1994 in connection with its acquisition and rehabilitation of a carbon-in-leach processing facility near Radersburg, Montana, some 60 miles from the Company's Alder Gulch properties. The decision to finance the acquisition of the mill was made prior to Kennecott's withdrawal from the mining venture, and was based on prior management's belief that its Alder Gulch claims could be mined underground and that the ores could be economically transported and milled at the Geneva Mill facility. New management has since concluded that the claims can be more economically mined using open pit methods and that the Geneva Mill lacks the capacity for large-scale processing. At December 31, 1995, the Company was attempting to sell the equipment at the mill on behalf of Geneva Mill L.C. and estimated that approximately $220,000 could ultimately be recovered. Approximately $779,921 of the amount advanced to Geneva Mill L.C was expended to acquire materials used in operations, and to pay for power and labor at the facility. As previously noted in this report, the Company has entered into an agreement with Roy Moen and related interests providing for the transfer of the Geneva Mill facility and related real properties in partial consideration for a reduction in rental and royalty obligations payable with respect to mining claims leased by the Company's Group S affiliate.

    1994 compared to 1993. The Company had total assets of $8,293,628 at December 31, 1994, compared to $8,112,529 at December 31, 1993. At
December 31, 1994, these assets consisted of $917,075 in current assets, $5,616,829 in resource properties and claims, $139,114 in property and equipment, net of depreciation, and $1,620,610 in reclamation bonds and other assets, including $1,600,955 in notes receivable from affiliates. This compares to $2,966,781 in current assets, $4,154,883 in resource properties and claims, $83,019 in property and equipment, and $285,206 in reclamation bonds and other assets at December 31, 1993. The increase in total assets at December 31, 1994 is attributable primarily to an increase in the Company's receivables from affiliates, the most significant of which were $981,279 in advances to Geneva Mill L.C. during the year for plant acquisition, crushing equipment, refurbishing, the installation of new pumps, the construction of tailings ponds and liners, trucking equipment, end loaders and working capital, and a $130,000 advance to Group S so that it could meet its royalty payment obligations. As previously noted, Group S is affiliated with the Company.

    The Company's current assets at December 31, 1994 consisted of $646,141 in cash and accounts receivable, $181,238 of inventory and $89,696 of prepaid expenses, compared to $2,884,368 in cash, $835 in accounts receivable, $70,439 of inventory and $11,139 of prepaid expenses at December 31, 1993. Operating revenues of the Company for the year ended December 31, 1994 were $216,418. No operating revenues were received in 1993.

    Total liabilities at December 31, 1994 were $707,621, compared to total liabilities of $755,064 at December 31, 1993. At year-end 1994, these liabilities consisted of $411,930 in accounts payable, $45,331 in accrued expenses and $250,000 in deposits against a purchase option. This compares to $97,525 in accounts payable, $16,109 in accrued expenses and $250,000 in deposits at December 31, 1993. In addition, the Company owed $13,819 to its Hanover Resources affiliate, which was paid during 1994. The increase in accounts payable during 1993 is primarily due to increased mine-related activities. The Company had no sales in 1993, compared to gold sales of $216,418 during 1994.

        During the year ended December 31, 1994, the Company experienced a loss from operations of $1,247,973, compared to a loss of $252,046 in the previous year. The increase in losses during 1994 is due primarily to an increase in mining costs of $910,815 during the year, an increase in depreciation of $23,500, an increase in general and administrative costs of $362,566 and an increase in interest income of $84,536.

        The cost of goods mined increased to $910,815 in 1994, which was the Company's first year of production. Milling, smelting and timber costs amount to $283,049 during the year, contract mining expenses amounted to $117,177, and haulage and direct labor amounted to $104,656 and $117,350, respectively.

        General and administrative expenses were primarily due to a $55,000 increase in officers salaries, a $15,326 increase in auto expenses, a $41,492 increase in insurance costs, a $97,173 increase in deferred offering and public relations costs, a $16,483 increase in professional fees, a $17,729 increase in rent, a $13,121 increase in repairs, a $48,730 increase in travel expenses, a $24,008 increase in office-related expenses, an $11,133 increase in transfer agent's fees and a $9,365 increase in telephone expenses.

        The increase in interest income during 1994 is attributable to significantly higher levels of invested funds during the year.

LIQUIDITY AND CAPITAL RESOURCES

        As a consequence of Kennecott's withdrawal from the mining venture in March 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations on its Alder Gulch mining claims. At
December 31, 1995 the rental and royalty obligations payable in 1996 totalled $1,255,120. Management believes the Company will meet its 1996, largely because of financing commitments that have been made by Neal A. Degerstrom and associated persons under the June 1995 securities purchase agreement and amendments. Mr. Degerstrom and such persons are obligated to purchase an additional 2,142,858 shares of common stock at various times during the seven month period ending October 16, 1996, which will result in proceeds to the Company of approximately $$1 million. However, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch claims, it may continue to experience a shortage of working capital.

        The Company has incurred aggregate losses of $4,325,299 from inception through December 31, 1995 because it has not yet been able to place the Alder Gulch properties into large-scale production. The Company's inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture and the Company's lack of success, judged at least historically, in consolidating the various claims and interests in the area. Although the Company was able to conduct fairly extensive exploration and limited development of the properties, largely as the result of its former arrangement with Kennecott, significant additional work must be performed to support further development efforts. The Company has received expressions of interest from several North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, and believes such an arrangement will be concluded during 1996.

        As discussed elsewhere in this report, the Company has recently restructured its management and taken significant additional steps to consolidate the Alder Gulch claims. In addition, the Company has completed a compilation of geologic and other technical data generated from its and Kennecott's prior exploration activities. (See the section of this report entitled "Narrative Description of Business.") Management believes these activities will have a positive effect on the Company's performance during 1996, and that the Company will be successful in negotiating a joint venture or other arrangement with a major mining company to explore and, if warranted, develop its properties.

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

        1995 compared to 1994. Cash flow from operating activities in 1995 reflected the use of $1,869,350 in cash, which is a decrease in the use of cash during 1994 of $884,737. The increased use of cash during 1995 was attributable to higher net operating losses during the year, which amounted to $2,321,569, an increase of $1,073,596 over the prior year; a decrease in accounts payable and accrued expenses during the year of $122,959, an increase of $137,364 over the prior year; an increase of $198,867 in amounts due from Hanover Resources during the year, an increase of $181,454 over the prior year; and a decrease in the option payable of $250,000. In addition, cash flow increased during 1995 by $764,087, an increase over 1994 of $1,739,859 as the result of a decrease in notes receivable during the year of $1,739,859, a decrease in inventory of $262,543, a decrease in prepaid expenses of $78,557 and an increase in loans payable of $$214,638.

        Cash flow from investing activities during the year reflected the use of $564,843 in cash, as compared to $1,546,855 in 1994, which was a difference of $982,012. The decrease in cash flow from investing activities during 1995 is primarily attributable to a decrease in the amount of mining properties and other intangible assets purchased during the year.

        Cash flows from financing activities increased during 1995 by $448,498 over 1994. Of this increase, $349,844 was attributable to proceeds received from the sale of the Company's common stock during the year, $48,654 was attributable to a note receivable and $50,000 was attributable to a loan from Neal A. Degerstrom, an affiliate of the Company.

        1994 compared to 1993. Cash flows from operating activities in 1993 reflected the use of $212,919, primarily as the result of a net loss of $252,046 during the year. Cash was used during the year primarily to offset increases in notes receivable of $97,611, inventory increases of $70,439, increases in amounts due from affiliates of $266,079 (of which $97,884 is attributable to Hanover Resources and $168,195 was attributable to Group S) and a decrease in loans payable of $311,829. Sources of cash during the year were a decrease in deferred offering expenses of $95,716, an increase in accounts payable of $397,525, accrued expenses of $152,893 and an option payable of $150,000.

     Cash flow from investing activities reflected the use of $1,174,415 of cash during the year, which was primarily attributable to purchases of property and equipment aggregating $81,210 and the purchase of mining properties and other intangible assets which aggregated $1,093,205.

     Cash flow from financing activities during the year reflected an increase in cash of $4,127,578, which reflects proceeds received by the Company from the sale of its common stock.

     Cash flows from operating activities in 1994 reflected the use of $2,754,087 of cash, an increase of $2,541,168 of cash used in operating activities during 1993. The primary uses of cash during 1994 were to offset a net loss during the year of $1,247,973 (which was an increase in net losses of $995,927 over the prior year) and an increase in notes receivables during the year of $975,772 (an increase of $878,161 over 1993 amounts). Cash flow increased by $14,405 during 1994, as compared to a cash flow increase of $550,418 during 1993, and was primarily attributable to increases in accounts payable and accrued expenses. Cash flow increased by $14,405 during 1994 due to an increase in accounts payable and accrued expenses as compared to 1993, where the increase in cash flow was $550,418. Other increases in cash flow during 1993 compared to 1994 were due to an increase in an option payable, which was $150,000 in 1993 and zero in 1994.

        Cash flow from investing activities reflected the use of $1,546,855 in cash during 1994, an increase of $372,440 compared to 1993. The increase is attributable to an increase in mining properties and other intangible assets during the year.

        Cash flows from financing activities in 1994 reflect an increase of $2,062,716 in cash, which is due to the receipt during the year of proceeds from the sale of the Company's common stock. This represents a decrease of $2,064,862 during 1994 over 1993, when the Company received $4,127,578 from the sale of its common stock.










         [The balance of this page has been intentionally left blank.]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            TABLE OF CONTENTS

                                                                          Page

Independent auditors' report                                             F/S-2

Consolidated financial statements:

  Balance sheet                                                          F/S-3

  Statement of income (loss)                                             F/S-4

  Statement of stockholders' equity                                      F/S-5

  Statement of cash flows                                                F/S-7

  Notes to consolidated financial statements                             F/S-8


Supplementary information to consolidated financial statements:

Report of independent auditors on financial statement schedules          F/S-25

  Schedule II                                                            F/S-26

  Schedule V                                                             F/S-27

  Schedule VI                                                            F/S-28

  Schedule IX                                                            F/S-29

  Schedule X                                                             F/S-30

                        INDEPENDENT AUDITOR'S REPORT


Board of Directors
Hanover Gold Company, Inc.
Roslyn, New York


        We have audited the accompanying consolidated balance sheet of Hanover Gold Company, Inc. and Subsidiary as of December 31, 1995 and December 31, 1994, and the related consolidated statements of income (loss) and stockholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993 and for the period May 2, 1990 (inception) to December 31, 1995.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements present fairly the financial position of Hanover Gold Company, Inc., and Subsidiary, as of December 31, 1995 and 1994 and the consolidated statements of income (loss), stockholders' equity and cash flow for the years ended December 31, 1995, 1994 and 1993 and May 2, 1990 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

        As discussed in Note 12, the Company has been in the development stage since May 2, 1990.


                                                         Zeller Weiss & Kahn


March 29, 1996, except for
 Note 24 as to which the
 date is May 28, 1996

                       PART I - FINANCIAL INFORMATION

                Item 1  Consolidated Financial Statements

                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEET

                                  ASSETS             (Restated)
                                                      (Note 18)
                                                     December 31,                     December 31,
                                                        1994                              1995
                                                        ----                              ----
Current assets:
  Cash                                              $  646,141                       $   723,162
  Inventory (Note 7)                                   181,238                            29,494
  Prepaid expenses                                      89,696                            97,586
                                                     ---------                        ----------
    Total current assets                               917,075                           850,242
                                                     ---------                        ----------

Resource properties and claims:
  Exploration, engineering and site development
   (Note 8)                                          2,228,118                         2,225,106
  Mining properties (Notes 9 & 11)                   3,388,621                         3,922,083
  Option (Note 10)                                          90                                90
                                                     ---------                        ----------
    Total resource properties and claims             5,616,829                         6,147,279
                                                     ---------                        ----------

Property and equipment, at cost (Note 3)               167,319                           150,494

Less accumulated depreciation                           28,205                            47,675
                                                     ---------                        ----------
  Net property plant and equipment                     139,114                           102,819
                                                     ---------                        ----------

Other assets:
  Reclamation bonds (Note 15)                           19,655                            19,924
  Note receivable (Note 5)                           1,073,383                           309,296
  Due from Group S, Ltd. (Note 13)                     300,695                           474,895
  Due from Hanover Group, Inc. (Note 13)                19,835                                 0
  Due from Hanover Resources, Inc. (Note 13)           207,042                           405,909
                                                     ---------                        ----------
    Total resource properties and claims             1,620,610                         1,210,024
                                                     ---------                        ----------
      Total assets                                  $8,293,628                       $ 8,310,364
                                                     =========                         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                     $        0                       $    48,654
  Loans payable - shareholder (Note 13)                                                   50,000
  Accounts payable                                     411,930                           221,756
  Accrued expenses                                      45,331                            38,450
                                                     ---------                        ----------
      Total current liabilities                        457,261                           358,860
                                                     ---------                        ----------
Other liabilities:
  Option deposit                                       250,000                                 0
                                                     ---------                        ----------

Stockholders' equity:
  Common stock, $.0001 par value, authorized
   25,000,000 shares issued and outstanding
   8,845,857 and 13,649,678 shares respectively            885                             1,365

  Additional paid in capital                         9,838,572                        12,275,438
  Deficit accumulated during the development
   stage                                            (2,003,730)                       (4,325,299)
  Less: Subscription receivable (Note 6)            (  249,360)                                0
                                                     ---------                        ----------
                                                     7,586,367                         7,951,504
                                                     ---------                        ----------
    Total liabilities and stockholders' equity      $8,293,628                       $ 8,310,364
                                                     =========                        ==========

                   See notes to consolidated financial statements.


                   HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                        (A Development Stage Company)

                     CONSOLIDATED STATEMENT OF INCOME (LOSS)




                                   (Restated)                (Restated)                                           May 02, 1990
                                   (Note 18)                  (Note 18)                                           (Inception)
                                   Year Ended                Year Ended                Year Ended                     to
                                  December 31,               December 31,              December 31,               December 31,
                                     1993                       1994                      1995                       1995
                                  -----------               ------------              -----------                 ------------
Revenue:
  Sales                          $       0                  $  216,418                $   499,299                 $  715,717
                                  --------                    --------                  ---------                   --------
Expenses:
  Cost of goods mined                    0                     910,815                  1,076,668                  1,987,483
  Depreciation, depletion
   and amortization                  4,915                      28,415                     38,229                     71,559
  General and
   administrative                  269,250                     631,816                    922,847                  2,547,297
  Provision for bad debt                                                                  779,921                    779,921
                                  --------                   ---------                   --------                   --------
    Total cost and
     expenses                      274,165                   1,571,046                  2,817,665                  5,168,204
                                  --------                   ---------                  ---------                  ---------

Gross profit (loss)
 operations                      ( 274,165)                (1,354,628)                 (2,318,366)                (4,452,487)

Other income and expenses:
  Interest income                   22,119                    106,655                      29,306                    159,697
  Loss on sale of
   equipment                                                                             ( 32,509)                 (  32,509)
                                 ---------                  ---------                     --------                  ---------

    Total other income
     and expenses                   22,119                    106,655                    (   3,203)                   127,188
                                 ---------                  ---------                     ---------                 ---------

Net loss                        ($ 252,046)                ($1,247,973)                ($2,321,569)                ($4,325,299)
                                 =========                  ==========                   =========                  ==========

Earnings per common
 share:

Primary                         ($    0.03)                ($     0.15)                ($      0.20)

Weighted average common
 shares outstanding              7,498,786                   8,314,859                   11,728,882
                                 =========                   =========                   ==========


                    See notes to consolidated financial statements.

                      HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                  (Deficit)
                                                                                                                  Accumulated
                                                                                                Additional        During the
                                                   Common                 Common                 Paid In         Development
                                                   Shares                 Shares                 Capital            Stage
                                                   ------                 ------                ----------       -----------
Balance, May 2, 1990                                700,000             $    70               $  264,311
        Issuance of common stock,
          Sept. 24, 1990 ($0.07/share)               86,250                   9                    6,009
        Issuance of common stock for
          modification, Dec. 31, 1990
          ($.0001/share)                          1,500,000                 150
        Issuance of common stock for
          additional claims, Dec. 31
          1990 ($.0001/share)                       900,000                  90

Payments by Hanover Resources, Inc.:
                Deferred offering expense                                                          12,636
                Exploration, engineering
                  and site development                                                             26,280
                Deposit, Kearsarge Lode Claim                                                     100,000
                Cash infusion                                                                       5,000
Net loss                                                                                                         (  37,962)
                                                   --------                 -------               --------       ---------
Balance, December 31, 1990                        3,186,250                    319                414,236        (  37,962)

Payment by Hanover Resources, Inc.:
        Deposit purchase of claim                                                                 325,000
        Issuance of common stock to
          directors ($.0001/share)                  200,000                     20
        Issuance of common stock for
          claims and engineering costs
          ($2.50/share)                             229,007                     23                572,496

Exercise 74,400 A&B Warrants
  ($.60/share)                                       74,400                      7                 44,633
Exercise 111,500 C Warrants
  ($1.25/share)                                     111,500                     11                139,363
Net loss                                                                                                         ( 260,486)
                                                   --------                 -------              --------         --------
Balance, Dec. 31, 1991                            3,801,157                    380              1,495,728        ( 298,448)
Issuance of common stock
         ($2.00 per share)                          712,500                     71              1,424,918

Payment by Hanover Resources, Inc.:
        Deposit purchase of claim                                                                  93,659
        Deposit, purchase of Kearsarge Claim                                                       62,500
        Deferred offering expense                                                                   3,144
        Exploration, engineering and site
          development                                                                               5,603

Exercise 41,600 Class C Warrants
  ($1.25/share)                                      41,600                      5                 51,996
Net loss                                                                                                         ( 205,263)
                                                   --------                 -------               --------         --------
Balance, December 31, 1992                        4,555,257                    456              3,137,548        ( 503,711)

Write off on deferred offering expense                                                           (148,507)
Purchase of Apex Claim at $1.50
  per share                                         150,000                     15                224,985
Exercise 3,061,703 Class C Warrants
  ($1.60/share)                                   3,061,703                    306              4,898,419
Net loss                                                                                                         ( 252,046)
                                                  ---------                 -------              --------        ---------
Balance, December 31, 1993                        7,766,960                    777              8,112,445        ( 755,757)

Exercise 1,328,897 Class C Warrants
  ($1.60 per share)                               1,328,897                    133              2,126,102
Cancellation of previously issued
  shares ($1.60/share)                             (250,000)                   (25)             ( 399,975)
Net loss                                                                                                         (1,247,973)
                                                   --------                 -------               --------        ---------
Balance, December 31, 1994                         8,845,857                   885              9,838,572        (2,003,730)


                  See notes to consolidated financial statements.

                    HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                                 (Deficit)
                                                                                                                Accumulated
                                                                                                                 During the
                                                                                                                Development
                                                                                               Additional          Stage
                                               Common                 Common                   Paid In           (Restated
                                               Shares                 Shares                   Capital            Note 18)
                                               ------                 ------                   ----------        -----------

Balance, December 31, 1994                      8,845,857             $  885                   $9,838,572         $(2,003,730)

Issuance of 250,000 shares of common
  stock to Hanover Resources, Inc. as
  per Modification Agreement dated
  12/31/90 ($1.60/share)                          250,000                  25

Issuance of 2,142,856 shares of common
  stock to N.A. Degerstrom as per
  Securities Purchase Agreement dated
  06/01/95 ($.35/share)                         2,142,856                 214                      749,786

Issuance of 714,286 shares of common
  stock to N.A. Degerstrom as per
  Securities Purchase Agreement dated
  06/01/95 ($.35/share)                           714,286                  71                      249,929

Issuance of 200,000 shares of restricted
  common stock pursuant to a private
  placement (1.00/share)                          200,000                  20                      199,980

Issuance remaining 250,000 shares of
 common stock to Hanover Resources, Inc.
 as per Modification Agreement dated
 12/31/90 ($.0001/share)                          250,000                  25

Issuance of 69,679 shares of common
 stock in satisfaction of vendor
 obligations ($1.06/share)                         69,679                   7                       74,089

Issuance of 200,000 shares of common
 stock in satisfaction of vendor
 obligations ($1.00/shares)                       200,000                  20                      199,980

Issuance of 1,000,000 shares of common
 stock to N.A. Degerstrom per amendment
 to Securities Purchase Agreement dated
 06/01/95 ($1.00/share)                         1,000,000                 100                      999,900

Redemption of previously issued shares
  ($1.60/share)                                   (23,000)                 (2)                    (36,798)

Net loss                                                                                                            (2,321,569)
                                                 ---------              ------                    --------           ---------

Balance, December 31, 1995                      13,649,678             $ 1,365                  $12,275,438         $(4,325,299)
                                                ==========               =====                   ==========           =========

                 See notes to consolidated financial statements.

                        HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                              (A Development Stage Company)
                           CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                                      May 2, 1990
                                                                                                                      (Inception)
                                             Year Ended                Year Ended               Year Ended                 to
                                             Dec. 31, 1993            Dec. 31, 1994            Dec. 31, 1995          Dec. 31, 1995
                                             -------------            -------------            -------------          -------------

Operating activities:
        Net loss                             $  (252,046)             $ (1,247,943)            $(2,321,569)           $(4,325,299)
Adjustments to reconcile net cash
and equivalents provided by operating
activities:
  Loss on sale of equipment                                                                         32,509                 32,509
  Amortization                                                                                                                225
  Depreciation                                     4,915                   21,885                   30,529                 58,734
  Depletion                                                                 6,530                    7,700                 14,230
  Common stock issued for
    public relations fees                                                                          200,000                200,000
Changes in operating assets &
liabilities:
  (Increase) decrease in accounts
    receivable                                       175                      835
  (Increase) decrease in deferred
    offering expense                              95,716                                           (7,890)                 21,574
  (Increase) decrease in notes
    receivable                                   (97,611)                (975,772)                 764,087               (309,296)
  (Increase) decrease in inventory               (70,439)                (110,799)                 151,744                (29,494)
  (Increase) decrease in prepaid
    expenses                                     (11,139)                 (78,557)                                        (97,586)
  (Increase) decrease in
    accounts payable                             397,525                   14,405                 (116,078)               221,756
  Increase (decrease) in
    accrued expenses                             152,893                                            (6,881)                38,450
  Increase (decrease) in loan
    payable, stockholder                        (311,829)                (214,638)
Changes of other assets and liabilities:
  (Increase) decrease in reclama-
    tion bond                                     (5,000)                    (255)                    (269)               (19,924)
  (Increase) decrease in due to
    Group S, Ltd.                               (168,195)                (132,500)                (174,200)              (474,895)
  (Increase) decrease in due from
    Hanover Group, Inc.                                                   (19,835)                  19,835
  (Increase) decrease in due to
    Hanover Resources, Inc.                      (97,884)                 (17,413)                (198,867)              (369,110)
  Increase in option payable                     150,000                                          (250,000)
  Organizational cost                                                                                                        (202)
                                                --------                  --------                 -------                --------
  Net cash used in operating
   activities                                   (212,919)               (2,754,087)             (1,869,350              (5,038,328)
                                                 -------                 ---------               ---------               ---------

Investing activities:
  Proceeds from sale of equipment                                                                   13,871                  13,871
  Purchase of subsidiary                                                                                                    (6,018)
  Purchase of property and
    equipment                                    (81,210)                   (77,980)               (40,614)               (207,933)
  Increase in exploration, engineering
    and site development                        (855,705)                   (908,475)                                    (1,765,335)
  Increase in deposit, purchase of
    claims                                      (112,500)                                                                  (162,500)
  Increase in mining
    properties                                  (125,000)                   (560,400)              (538,100)             (1,358,382)
                                                 -------                     -------                -------               ---------
  Net cash used in
    investing activities                      (1,174,415)                   (1,546,855)            (564,843)             (3,486,297)
                                               ---------                     ---------              -------               ---------

Financing activities:
  Increase in notes receivable                                                                       48,654                  48,654
  Increase in loans from N.A.
    Degerstrom                                                                                       50,000                  50,000
  Proceeds from sale of
   common stock                                4,127,578                      2,062,716            2,412,560               9,149,032
                                               ---------                      ---------            ---------               ---------
  Net cash provided by financing
   activities                                  4,127,578                      2,062,716            2,511,214               9,247,686
                                               ---------                      ---------            ---------               ---------
  Net increase in                              2,740,244                     (2,238,226)              77,021                 723,061

Cash, beginning of year                          144,124                      2,884,368              646,141                     101
                                               ---------                      ---------              --------               --------
Cash, end of year                             $2,884,368                     $  646,142             $723,162                $723,162
                                              ==========                      =========             =========               ========
Supplemental disclosures of
 cash flow information:
   Cash paid during the year for:
        Interest                                                                                    $    864                $    864
                                                                                                     ========                 ======
Supplemental schedule on non-cash
 investing and financing activities
  (Note 23)

                  See notes to consolidated financial statements.

                    HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
                MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995


1.      Nature of business:

        The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for develop-ment and mining and related activities in the precious metals and mining industries.


2.      Organization:

        Hanover Gold Company, Inc. was incorporated in Delaware on December 6, 1984 and on September 24, 1990 exchanged 14,000,000 shares of its $.0001 par value common stock for 100 % of the outstanding stock of Hanover International Limited. On July 31, 1990 the Company acquired the Kearsarge Lode Claim, south of Virginia City, Montana entering into a Sublease and Purchase Option Agreement with Hanover Resources, Inc.
        As of December 1990 the Company reverse split the stock 1 for 20.


3.      Summary of significant accounting policies:

        Principles of consolidation:
           The accompanying consolidated financial statements include the accounts of the Company and the Company's wholly owned subsidiary, Hanover International Limited, Inter-Company transactions and balances have been eliminated in consolidation.

        Principles of organization:
           The acquisition of the Company's subsidiary on September 24, 1990 has been accounted for as a reverse purchase of the assets and liabilities of the Company by Hanover International Limited. Accordingly, the consolidated financial statements represents assets, liabilities, and operations of only Hanover International Limited prior to September 24, 1990 and the combined assets, liabilities and operations for the ensuing period. The financial statements reflect the purchase of the stock of Venture Enterprises, Inc., the former name of Hanover Gold Company, Inc., by Hanover International Limited, for the value of the historical cost of the assets acquired. All significant intercompany profits and losses from transactions have been eliminated.

           Hanover International Limited was incorporated May 2, 1990 in the State of New York for the purpose of acquiring economic interests in precious metal deposits, namely gold and silver claims. On July 31, 1990 the Company acquired the Kearsarge Lode Claim, south of Virginia City, Montana by entering into a Sublease and Purchase Option Agreement with Hanover Resources, Inc.

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
              MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995


3.   Summary of significant accounting policies (continued):

     Principles of consolidation (continued):
     The Company, after giving effect to a 20 for 1 reverse split of its stock, issued 700,000 shares of its authorized 25,000,000 shares of $.0001 par value stock to Hanover Resources, Inc., which owned 100% of Hanover International Limited. As part of the reverse acquisition of Hanover Gold Company, Inc. by Hanover International Limited the 700,000 shares represented 89.0% of all the outstanding stock of Hanover Gold Company, Inc. which was exchanged for $898,203 of actual costs incurred by Hanover Resources, Inc., the 100% owner of Hanover International Limited. The $898,203 consisted of the original capitalization of $264,381 plus additional paid in capital contribution of $633,822 of which $581,159 was for purchase deposits of the Kearsarge Claim, $15,780 was for deferred offering costs, $31,883 was for exploration, engineering and site development and the site development and the balance of $5,000 was for working capital.

     Inventories:
          Inventory consists of costs for extracting and hauling ore to various stockpiles at the mine and mill. Market value is determined by assay samples and milling costs to convert the ore into concentrates. Inventories are stated at the lower of cost or market.

     Property and equipment:
           Property and equipment are carried at cost. The Company computes depreciation substantially by the straight-line method over the estimated useful lives of the related assets.

     Revenue recognition:
           The Company maintains its books and records on the accrual basis of accounting, recognizing revenue when goods are shipped and expenses when they are incurred.

     Depletion:
           The Company depletes the cost of resource properties by an estimate of the amount of natural resources to be extracted in tons of material, which is the estimated recoverable units, divided into the total cost to arrive at the rate per unit. The rate is multiplied by the number of units extracted to determine the annual depletion expense.

     Resource properties and claims:
           The Company accounts for resource properties and claims at the actual cost incurred for exploration, engineering and site development and for the purchases of mining properties and the options to purchase additional claims.

     The Company capitalizes lease payments which are to be allocated to the acquisition cost of the mining claims upon completion of the term of the lease. The provisions of the lease call for termination of the lease for any default in payments and allow for the acquisition of the claims at the end of the lease for the total rental payments made.

                  HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
             MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995


3.      Summary of significant accounting policies (continued):

        Resource properties and claims (continued):
            The Company amortizes the acquisition costs of mining claims as the claims are put in service based on the allocated cost of the claim divided by the estimated recoverable units of ore multiplied by the units of ore extracted.

            The Company writes off to operating expense the unamortized cost of resource property when it determines that the carrying amount of the property may not be recoverable and the asset value is impaired.

         Effect of Recently Issued Accounting Standards:
           The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 21 requires that Long-Lived Assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events indicated that the carrying amount of an asset may not be recoverable. The Company reviews the cost of Mining Properties for impairment when events indicate that the carrying value of the asset may not be recoverable.

           Additionally, The Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." The effective date of SFAS No. 123 is for fiscal years beginning after December 15, 1995, and establishes a method of accounting for stock compensation plans based on fair value. The Company does not believe the SFAS No. 123 will have an impact on its financial statements.

        Earnings per share:
           Earnings per share has been computed based on the weighted average number of shares of common stock outstanding during each period. There would have been no material diluting effect on net loss per share for any outstanding stock warrants.


4.    Nature of operations, risks and uncertainties:

      The Company has had no significant operating history and must be considered a development stage enterprise. As such, the Company is subject to all of the risks inherent in a new mining operation and business enterprise, including the absence of an operating history, established banking relations and community and industry recognition. Due to the lack of sufficient capital to commence sustainable mining operations the Company is focusing its efforts on plotting and mapping its data base, logging its core samples taken over the previous six months, exploring selected claims and discussing possible joint venture arrangements with major mining companies for the purpose of putting its claims into commercially feasible production. There can be no guarantees that the Company will be successful negotiating a joint venture with a major mining company.

                  HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
               MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995


4.      Nature of operations, risks and uncertainties (continued):

        The Company maintains cash balances at several financial institutions located in Montana, Idaho and New York. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1995, the Company had a $600,000 uninsured cash balance at one institution and at December 31, 1994 there were no uninsured cash balances.


5.    Note receivable:

      In February, March and April 1993, the Company made total loans of $100,000 to Moen Builders, Inc. and M&W Milling and Refining, Inc., (collectively referred to as "M&W") for M&W to acquire certain equipment to complete its custom mill facility. M&W is not affiliated with the Company. The Company has secured this loan with a fully executed and recorded UCC Financing Statement covering certain equipment. M&W is obligated to repay the notes from cash flow proceeds at the rate of $3.33 per ton of the Company's ore processed by M&W at the mill and at the rate of $2.00 per ton for third party ore processed by M&W at the mill.

      Instead of investing directly in machinery and equipment to develop its own mill at that time, the Company determined that it was advantageous and cost effective to lend M&W these funds, which represent a fraction of the total mill cost, in order that M&W could complete the mill. As noted previously, the Company will recoup its loan as a credit from ore processed at the mill. As of December 31, 1994 M&W has paid back $7,897, leaving a balance due from M&W of $92,103. As of December 31, 1995 M&W paid back $2,806, leaving a balance due of $89,297.

      During 1994, the Company acquired the exclusive use of the gravity and carbon-in-leach mill processing facility known as Geneva Mill, L.C. at Toston, Montana. This step was considered advisable by management following the cancellation of the agreement with M&W Milling & Refining, Inc. due to numerous problems encountered in processing the Company's ore, and in not achieving satisfactory gold recoveries. The Company entered into an agreement with Geneva Mill, L.C. on June 15th, 1994 and provided the necessary funds for Geneva Mill, L.C. to acquire and refurbish the facility. The facility was permitted as a custom mill to handle the Company's ore. If the Company had decided to construct a facility it could possibly have taken up to 24 months, provided the State granted the Company a construction permit. If the Company acquired ownership of the mill, the mill would have lost its grandfathered permit and the Company would have had to refile for a new permit with no guarantees that it would have been successful in obtaining one. In addition to the note receivable to M&W, the Company had made loan advances in 1994 to Geneva Mill, L.C. in the amount of $1,221,922 and an additional amount in 1995 of $373,278, for plant acquisition, crushing equipment, refurbishing used mill equipment, installation of new pumps, construction of tailings ponds and liners, transportation trucking equipment, and loaders and working capital. The terms of the repayment of the loans are based on the tons of ore processed at the mill at the rate of $45 per ton plus a $5 credit per ton as a payment toward

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
               MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

5.  Note receivable (continued):

      the advance. For 1994 and 1995 Geneva Mill, L.C. repaid from processing $240,642 and $266,137 respectively, and made cash payments of $88,500 in 1995. In 1995 all operations between Geneva Mill, L.C. and Hanover Gold have ceased. The balance due to the Company prior to the write off of the uncollectible amounts due was $999,921. Management has determined to write off $779,921 as an uncollectible bad debt for 1995 due to the prosect that the mill will no longer be utilized and the inability of Geneva Mill, L.C. to repay the loan. The balance of $220,000 is secured by tangible assets and a security interest. Management has considered this value to be unimpaired and recoverable.

6.    Subscription receivable:

      During the year ended December 31, 1994 the Company had outstanding a subscription receivable for the sale of 405,850 Class C Warrants at $1.60 per share for a total of $649,360. Subsequent to the year ending December 31, 1994, 250,000 shares were withdrawn from the subscription for a total of $400,000. The balance at December 31, 1994 was reduced to $249,360.

      As of December 31, 1995 the Company has received payments of $249,360 for the remaining 155,850 shares.

7.    Inventories:

      Raw materials consists of costs associated with extracting and transporting the ore to the stockpiles. Work in process consists of costs associated with transporting ore to the mill and processing it at the mill. Yard and supplies consist of mine materials and repair and maintenance items.

          Inventories consist of:

                                                  December 31              December 31
                                                     1994                     1995

                Raw materials                     $ 83,825                 $ 29,494
                Work in process                     71,984                        0
                Yard & supplies                     25,429                        0
                                                   -------                  -------
                Total inventory                   $181,238                 $ 29,494
                                                   =======                  =======

8.    Exploration, engineering and site development:

      The Company has capitalized the amounts that have been paid by the Company, and by Hanover Resources, Inc. for services rendered in the exploration, drilling, sampling, engineering and other related technical, managerial and professional services toward the evaluation and development of the Kearsarge Group of Claims. The Company continues to capitalize these charges until production begins. The total unamortized cost capitalized at 1995 and 1994 are $2,225,106 and $2,228,118 respectively.

                HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
            MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

9.    Patented (deeded claims):

      The Company has acquired the mining rights to the Kearsarge Lode Claim, a precious metals tract, from Hanover Resources, Inc. (the "Sub lessor"), pursuant to a Mineral Sublease and Purchase Option Agreement dated July 31, 1990. Under the original agreement, the Company has the right to purchase the Kearsarge Claim for $6,075,000. During the first nine years of the agreement, all paid rental payments shall be applied as a credit toward the purchase price.

      On December 3, 1990 and which became effective after December 31, 1990, the Company entered into a Modification Agreement and renegotiated the terms of the purchase option. The Company's option to purchase the Kearsarge Lode Claim was converted to $3,300,000 in cash, upon the same terms and conditions as the original cash purchase price, and the issuance of 1,500,000 shares of the Company's common stock. This Modification Agreement further provided that the shares were accepted in full payment of the stated reduction in the purchase price of $3,000,000, but that should the fair market price for the share not attain a price of $2.00 per share on or before December 1, 1991, then an additional number of shares would be issued based upon the then current market price for the shares so that the market price of the shares on that date would equal $3,000,000. Should the market price of the Company's shares on December 1, 1991 be $2.00 or more, then there would be no adjustment of the number of shares issued. As of December 1, 1991 the market value of the stock was $1.50 per share, therefore as of December 31, 1995 the Company issued an additional 500,000 shares of its common stock pursuant to this Agreement.

      The Agreement permits the Company to develop, mine and extract the minerals contained in the Kearsarge Lode Claim for a period of nine years commencing September 1, 1990, or to exhaustion of the minerals by exercising the purchase option, and calls for the payment of a minimum monthly payment of $10,000 to Hanover Resources, Inc. beginning October 1, 1990 and on the first day of each month thereafter, unless terminated as provided for in the agreement. In addition, the agreement provides for the annual rentals as follows:

                                                  December 31, 1995

        December 1, 1991                          $  50,000
        January 1, 1992                              25,000
        February 1, 1992                             25,000
        March 1, 1992                                25,000
        April 1, 1992                                25,000
        May 1, 1992                                  12,500
        September 1, 1992                            50,000
        June 1, 1993                                200,000
        June 1, 1994                                130,000
        June 1, 1995                                400,000
        June 1, 1996                                400,000
        June 1, 1997                                400,000
        June 1, 1998                                400,000
        June 1, 1999                                400,000
        June 1, 2000                                757,500
                                                   --------
                                                 $3,300,000
                                                  =========

                  HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
               MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995



9.    Patented (deeded claims) (continued):

      It should be noted that the Company has only purchased the rights to mine the property and can purchase the property for $3,300,000 under the December 31, 1990 modification to the Purchase Option Agreement.

      As a condition of the pending merger with Hanover Resources, Inc. the minimum monthly payment of $10,000 was terminated and the Company has agreed to pay directly to the underlying landowner of an additional group of claims, in lieu of the $10,000 monthly payments, which shall resume if the pending merger does not take effect, rental payments of $8,760 per month through March 1999 with a final payment in April 1999 of $4,925. The total remaining rental payments amount to $346,565, at December 31, 1995 and will be applied toward the purchase of the claims at the termination of the lease. In addition to the $8,760 monthly landowner rental payment, the Company shall pay an overriding production royalty of five percent (5%) of the net smelter return from the Kearsarge Group of claims to the same landowner.

      As of December 31, 1995 and 1994, the Company has made payments toward the Kearsarge Group of Claims of $3,922,083 and $3,388,621 respectively. The amounts represent payments to the landowners as rental payments applied to the purchase of the claims.


10.   Option:

      In December 1990, the Company entered into an Option Agreement to purchase five additional mining claims which are contiguous to the Kearsarge Mining Claim, from Hanover Resources, Inc. which expires December 31, 1997.

      Under this Option Agreement, the Company has agreed to pay $90,000 per claim for a total of $450,000 as an exercise option fee, which payment is contingent upon the results of further exploratory testing of these properties and subject to the necessary due diligence. In addition to the exercise fee, the Company has agreed to pay a minimum royalty of $2,500 per month and a 5% net smelter return, for each claim that the Company retains following the exercise of its option. The Company has the option of acquiring less than all of the claims at the sole discretion of management.

      In addition, the Company has the right to purchase each of the five claims for a payment of $600,000 per claim during the first seven years of the Agreement with all rental payments and option exercise fees being applied toward the purchase price on a claim by claim basis. In consideration of granting this Option Agreement, the Company has issued 900,000 shares of its common stock at par value of $90 to Hanover Resources, Inc.

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
              MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995



11.   Agreements:

      On February 13, 1992, The Hanover Group, Inc. entered into an agreement with Bearcat for Bearcat's 30% working interest in the 34 claims known as the Kearsarge Group of Claims. Hanover Group then assigned the agreement to the Company without consideration and thereafter, the Company acquired the working interest for a consideration of 600,000 shares of restricted common stock issued by the Company to Bearcat. The negotiated value of the stock between the Company and Bearcat on the closing date was $2.00 per share or a total of $1,200,000 for the working interest. In addition, Bearcat was granted two future stock options by the Company. One at $3.00 per share for 171,000 shares of legended common stock which expired May 14, 1995, and another at $10.00 per share for 500,000 shares of legended common stock which expires May 14, 1997.

      On February 20, 1992, the Company entered into an Assignment and Mineral Sublease Agreement with Hanover Resources, Inc. Under the agreement, Hanover Resources, Inc. assigned 70% interest in the remaining 28 claims of the original 34 claims held by Hanover Resources, Inc. and to five claims held under the Option Agreement to the Company.

      The Assignment and Mineral Sublease Agreement permits the Company to mine, extract, process, concentrate, refine or otherwise treat, sell and dispose of such minerals (the "Products") contained in the 28 claims through April 15, 1999, or if any claim is in production all of the claims can be mined until exhaustion. This agreement also obligates the Company to pay Hanover Resources, Inc. $15,000 per month commencing January 1, 1996 through December 31, 1997 and thereafter $20,000 per month until the agreement is terminated or upon the commencement of commercial production on the claims which ever comes first. The commencement of the management fee payment of $15,000 had been deferred until January 1, 1997, as a result of the proposed merger with the Company, which is subject to shareholder approval.

      Hanover Resources, Inc. is entitled to receive 70% of the products mined from the claims in kind multiplied by the Company's participating interest in the claims, subject to the provision of any joint venture mining agreement the Company may enter into. The Company shall receive 30% of the products mined from the claims in kind multiplied by its participating interest in the claims subject to the provisions of any joint venture mining agreement that the Company may enter into. Hanover Resources has an option to assign to the Company the monetary value of its share of any independently appraised Products contained in the claims in exchange for additional shares in the Company at 75% of the then public market price of the stock.

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
            MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995


11.     Agreements (continued):

        The Agreement provides for the Company to pay the underlying landowner rental payment obligations as follows:

                                                  December 31, 1995

                June 1, 1992                              $150,000
                September 1, 1992                           50,000
                June 1, 1993                               112,500
                June 1, 1994                                85,000
                June 1, 1995                               200,000
                June 1, 1996                               200,000
                June 1, 1997                               200,000
                June 1, 1998                               200,000
                June 1, 1999                               200,000
                June 1, 2000                            $1,377,500
                                                         ---------

                                                        $2,775,000
                                                         =========



      Under the Agreement, the Company has the right to purchase the claims from the landowner for $2,775,000. If this right is exercised, all rental payments paid to the landowner shall be applied as credit toward the purchase price.

      From January 1992, to May, 1992 the Company had been negotiating an agreement, known as the Mining Venture Agreement, with Kennecott Exploration Company ("Kennecott"), a major mining company capable of undertaking the development of the Alder Gulch properties under a joint venture (the "mining venture"). In order to accommodate Kennecott, the Company consolidated its interests with Group S, Ltd., and Hanover Resources, Inc., affiliated entities, and on May 1, 1992, formed "Hanover JV". Each of these three entities contributed their claim interests to the Hanover JV for a total of 250 claims in the Alder Gulch region. Although each entity contributed their claim interests to the Hanover JV, each entity retained their respective rights and obligations to their respective claims.

      To further clarify the Mining Venture Agreement and Hanover JV, the arrangement refers to separate entities which are involved in the mining venture. The participants are Group S, Ltd, and Hanover Resources, Inc. which are separate entities from the Company, and the Company (under the Hanover JV), and Kennecott. Each entity is separate and apart from each other, as are the claims controlled by each participant. The claims of Group S, Ltd. are not commingled with the claims of the Company and each participant is responsible for their portion of the operating expenses as it pertains to their individual group of claims.

               HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                   (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
             MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995


11.   Agreements (continued):

      As of December 31, 1994, the mining venture had no assets or liabilities and had not conducted business. There had been no accounting for the mining venture since Kennecott was required to complete the initial exploration phase in order for the mining venture to commence. On March 16, 1995, Kennecott notified the Company that it was unilaterally terminating the Mining Venture Agreement.

      On August 31, 1993, the Company entered into a Mineral Sublease Agreement with Group S, Ltd. and acquired 80% of the Apex Claim, a patented (deeded) property adjacent to the Kearsarge Claim for a payment of $125,000 and 150,000 restricted shares of Hanover Gold Company, Inc. common stock at a
      value of $1.50 per share.   Under the Agreement, Group S, Ltd. also
      retains a 20% net profit interest payable quarterly in cash or in kind.

      Pursuant to Kennecott's instructions, the Company entered into an Assignment of Lease and Option to Purchase Agreement with a third party landowner on November 15, 1993, for the acquisition of two precious metals claims, known as the JTC Lode and the Randolph Lode claims, and for the 20% of the Apex Lode Claim that it did not already control.

      The responsibility for the landowner royalty payments under this Agreement were Kennecott's by virtue of the Mining Venture Agreement which assigns landowner rental payments to Kennecott for any claims in the Hanover JV. The first payment of $120,000 was paid by Kennecott. In 1994, the landowner was due a royalty payment of $130,000 on April 15, which Kennecott informed Hanover JV it would not make. Since, Hanover Gold's management felt that it was advisable to retain this claim group as it mined the Apex Lode claim and prospected on the JTC Lode and Randolph Lode claims, it made the second payment of $130,000.

      Under the Agreement, the Company has the right to purchase this claim package for $1,650,000, less the amount previously paid of $250,000. This is pursuant to the underlying landowner rental payment obligations as follows:

                                                December 31, 1995
                                                -----------------

                April 15, 1995                      $150,000
                April 15, 1996                       200,000
                April 15, 1997                       250,000
                April 15, 1998                       300,000
                April 15, 1999                      $500,000
                                                     -------
                                                  $1,400,000
                                                   =========

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
              MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

11.  Agreements (continued):

      Included in the April 15, 1999 payment is a purchase buy out required to effectuate the purchase of the claim group.

      On April 18, 1995, the Company's Board of Directors approved the merger of Hanover Resources, Inc. and Group S Ltd. with the Company, for the purpose of consolidating the precious metals claims of all three companies in the Alder Gulch, Virginia City, Montana. Under the terms of the merger, the Company will issue a total of 5,895,486 shares of its Common Stock upon the conversion of, and in exchange for, the outstanding capital stock of Hanover Resources, Inc. and Group S Ltd. Pursuant to the merger, the Company will acquire the 3,625,000 shares of its Common Stock presently held by Hanover Resources, Inc. and such shares will be extinguished. The Company will replace these acquired shares with 3,625,000 shares of registered stock. Therefore, the net additional number of shares to be outstanding after giving effect to the replacement of the 3,625,000 shares of the Company to be acquired from Hanover Resources, Inc. will be 2,270,486 shares of the Company's Common Stock.

12.   Development stage company:

      The Company's operations have been centered around its organization, evaluation of the mining industry, start-up financing of its operations, including acquisition of the Kearsarge Mine, evaluation of engineering data, obtaining necessary mining permits and formulation and implementation of its business plan. From May 2, 1990 through the period ending December 31, 1995, the Company has secured required financing from its public warrant offering, and Hanover Resources, Inc., its principal shareholder, in the total aggregate amount of $11,076,514 which financing has been in the form of cash contributions of $10,178,311 and advance payments for exploration, engineering, site development and rental payments for the Kearsarge Claim in the amount of $898,203. The Company has incurred losses in connection with its operations during this same period of $4,325,299.

13.   Related party transactions:

      As of December 31, 1995 and 1994 the Company was due from affiliated companies the following amounts:

                                                                     1994            1995
        Due from Group S, Ltd.                                     $300,695        $474,895
        Due from Hanover Group, Inc.                                 19,835               0
        Due from Hanover Resources, Inc.                            207,042         405,909


      Certain of the officers and directors of the Company are also officers and directors of the affiliated companies. The principal shareholders of the affiliated companies are also shareholders in the Company. Hanover Resources, Inc. is a major stockholder in the Company and owns 3,625,000 shares. The Company has advanced landowner rental payments to Group S, Ltd. Hanover Resources, Inc. was paid advances to cover expenses and salary advances to Fred R. Schmid. As a result of the proposal merger these balances will be eliminated.

                  HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
               MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

13.   Related party transactions (continued):

      On June 1, 1995 the Company entered into a Securities Purchase Agreement with N.A. Degerstrom, acting on his own behalf and for others, giving him the right to purchase 2,857,142 shares of common stock at $.35 per share and granting him an option to purchase an additional 2,142,858 shares at $.50 per share. Effective October 31, 1995 the Company and
      N.A. Degerstrom executed Amendment Number One to the Securities Purchase Agreement, in which, the Company agreed to sell, and N.A. Degerstrom agreed to purchase, an additional 300,000 shares of the Company's common stock at the price of $1.00 per share. On December 1, 1995, Amendment Number Two to the Securities Purchase Agreement was executed between the parties noted previously, in which the Company agreed to sell to N.A. Degerstrom an additional 700,000 shares of the Company's common stock at the price of $1.00 per share. As of December 31, 1995 the Company issued 3,857,142 shares for a total amount of $2,000,000 to N.A. Degerstrom and his associates. In addition, N.A. Degerstrom had advanced $50,000 in loans to the Company at 9% interest which was repaid January 4, 1996.

      On March 3, 1996, the Company and N.A. Degerstrom executed Amendment Number Three to the Securities Purchase Agreement, which rescinded the option that N.A. Degerstrom held for the purchase of an additional 2,142,858 shares at $.50 per share, and instead obligates N.A. Degerstrom to purchase the 2,142,858 shares according to the following schedule:


                                                                            Total @ $.50
        On or before                     Shares                               per share
        ------------                     ------                             -------------
        April 15, 1996                     400,000                         $  200,000
        June 1, 1996                     1,200,000                            600,000
        October 16, 1996                   542,858                            271,429
                                         ---------                          ---------
        Total                            2,142,858                         $1,071,429
                                         =========                          =========

14.   Subsequent events:

      On February 26, 1996 the Company executed a letter of Intent with Easton-Pacific & Riverside Mining Company for the purpose of merging the two entities into the Company, and consolidating their respective mineral resources in the Virginia City Mining District, in Madison County, Montana. The letter of intent provides for a 90 day due diligence period, which may be extended for an additional sixty days, during which each company will investigate each others mining claims, technical data, mineral resources and any environmental or litigation risks to which either may be subject. Depending on the results of these investigations, the letter of intent contemplates the merger of Easton-Pacific and Riverside Mining into the Company in exchange for 14,368,713 shares of the Company's common stock, subject to the companies entering into a definitive merger agreement, consummation of which will be dependent upon receiving the approvals of the Board of Directors and stockholders of each company, the delivery of a fairness opinion by an independent financial advisor and the preparation and effectiveness of a registration statement under federal and state securities law. As of the date of this report, management of the Company cannot predict whether these due diligence investigations will culminate in a definitive merger agreement with Easton-Pacific or whether such agreement will be approved by the Company's Board of Directors and stockholders.

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
             MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

14.     Subsequent events (continued):

        On January 18, 1996 the Company filed a registration statement/proxy statement with Securities and Exchange Commission seeking shareholder approval to:


        1. Approve the merger of Hanover Resources, Inc. and Group S, Ltd., affiliated companies, into the Company pursuant to which the Company will issue to the shareholders of such companies 2,270,486 shares of the Company's common stock, in addition to the 3,625,000 shares of the Company held by Hanover Resources, Inc. which will, in effect, be distributed to the stockholders of Hanover Resources, Inc.

        2. Amend the Company's Certificate of Incorporation to increase the total number of all shares of capital stock which the Company is authorized to issue from 25,000,000 to 50,000,000 consisting of (a) 48,000,000 shares of common stock, each of which have a par value of $.0001 (the "Common Stock") and (b) 2,000,000 shares of preferred stock, each of which have a par value of $.001 (the "Preferred Stock").

        3.  Consider and approve the Company's 1995 Stock Option Plan.

        4. Elect seven members of the Board of Directors to hold office until the next annual meeting of shareholders or until their respective successors are elected to have qualified.

        5. Authorize the appointment of independent public accountants for the fiscal year.

        6. Consider and vote upon such other matters as may properly come before the meeting or any adjustment(s) thereof.


      The registration statement is currently under review by the Securities and Exchange Commission and has not been effective as of March 29, 1996.

      Effective March 25, 1996, the Company entered into an asset purchase agreement with an unaffiliated landowner for the purchase of 10 patented and 120 unpatented mining claims and one mining lease covering properties located in the Alder Gulch near the Company's landholdings. The lease agreement calls for the issuance of 400,000 shares of the Company's common stock and three year options exercisable at the price of $2.00 per share for the purchase of an additional 300,000 shares of the Company's common stock. Additionally, the lease states that if, during the two year period commencing with the effective date of the agreement, the average bid price of the Company's common stock during any period of thirty consecutive trading days does not exceed $2.00 per share it will issue the landowner such number of additional shares sufficient to raise the aggregate market value of the shares then owned by the landowner to $2.00.

                HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                     (A Development Stage Company)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
             MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

14.   Subsequent events (continued):

      Effective March 26, 1996, the Company became obligated for the issuance of 250,000 shares of its common stock; the granting of a three year option for the issuance of an additional 200,000 shares of its common stock at an exercise price of $2.00 per share; the transfer of two mining trucks that it owns free and clear of encumbrances and that have a book value of approximately $43,000; the forgiveness of a note receivable in the amount of $89,297 due from M&W, and release of the UCC filing the Company holds as security for that note; and the elimination of a note receivable in the amount of $220,000 due from Geneva Mill, L.C. in exchange for a $3,000,000 reduction in the landowner rental obligations that are owed to M&W by Group S, Ltd. which, upon approval of the pending merger of Group S, Ltd. and the Company, would become the Company's obligation to pay M&W. M&W also takes title to all of the assets owned by Geneva Mill, L.C. as part of the consideration for the reduction in rental payments to be received by M&W.

15.   Reclamation bonds:

      At December 31, 1995 and 1994, reclamation bonds were outstanding and are secured by certificates of deposit.

16.   Income tax:

      The Company has adopted SFAS No. 109 "Accounting for Income Taxes", as of December 31, 1992. FASB Statement No. 109 is required for all fiscal years beginning after December 15, 1992. This statement requires that deferred taxes be established for all temporary differences between book and tax basis of assets and liabilities. There was no cumulative effect of adoption or current effect on continuing operations mainly because the Company has been in a development stage since inception, May 2, 1990, and has sustained net operating losses during this period. The Company has made no provision for a deferred tax asset due to the net operating loss carryforward because a valuation allowance has been provided which is equal to the deferred tax asset. It cannot be determined at this time that a deferred tax asset is more likely than not to be realized.

      The Company has a loss carryforward of $4,283,477 that may be offset against future taxable income. The carryforward losses expire at the end of the years 2005 through 2020.

      The Company has established a valuation allowance equal to the tax benefit.

17.   Lease agreements:

      The Company has entered into a two year lease for office space, from which it conducts its financial and accounting operations and its engineering analysis. The lease expires in November 1997. The Company has prepaid six months worth of rental payments for a total of $9,000 and paid an additional $700 for a security deposit. During the first year the monthly rental payment is $1,500 and during the second year the monthly rental payment is $1,700. In addition to the monthly rental payments, the Company is obligated for all utility charges.

                HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
             MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

17.   Lease agreements (continued):

      The Company maintains additional office space under a lese which expires in July 1996, from which it conducts administrative duties. The monthly cost is approximately $1,400.

      During November 1995, the Company entered into a 20 year lease with a landowner which granted the Company the right to mine and extract materials from the landowners property. The Company must pay $2,500 per year to maintain its right to mine, plus 3% of the revenue received by the Company from the sale of minerals extracted from the property that is the subject of this lease. As of December 31, 1995 no material has been extracted.

18.   Restated financial statements:

      In 1995 the Company reversed accrued salary payable to Fred R. Schmid for the period ended December 31, 1991, 1992, 1993 and 1994. The total accrued salary at December 31, 1994 amounted to $542,347. The reversal of the accrued salary came as a result of a correction of salary incorrectly accrued by the principal officer.

                1992 and prior                    $ 137,823
                1993                                270,895
                1994                                133,629
                                                   --------
                                                  $ 542,347
                                                   ========

      In 1995 the Company also reversed the accrued salary payable to Stephen Schmid for the period ended December 31, 1992 and 1993. The total accrued salary at December 31, 1994 amounted to $56,165. The reversal of the accrued salary came as a result of a correction of salary incorrectly accrued by Stephen Schmid.

                1992                              $20,382
                1993                               35,783
                                                   ------
                                                  $56,164
                                                   ======
19.   Options and warrants:

      Stock option plan:
            On June 2, 1995 the Board of Directors granted options to the following officers, key employees, directors and advisors of the Company, subject to shareholder approval of the Plan. The exercise price of the stock option was established at $1.60 per share.

                Officer or Director               Options Granted                Expiration Date
                Pierre Gousseland                    100,000                       June 1, 2000
                Fred R. Schmid                       250,000                       June 1, 2000
                Stephen J. Schmid                    175,000                       June 1, 2000
                Laurence Steinbaum                   125,000                       June 1, 2000
                Nicholas S. Young                    150,000                       June 1, 2000


        Warrants:
                All warrants outstanding have expired as of December 31, 1994.

               HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
              MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

20.  Employee contracts:

     On March 14, 1995 the Company amended the employment agreement retroactive to August 27, 1994 employing Fred R. Schmid as its President and Chief Executive Officer until August 31, 1997. The agreement calls for a base salary of:

                         First year                       $ 125,000
                         Second year                        137,000
                         Third year                         150,000

     The agreement provides for cost of living increases and a bonus equal to 3% of the Company's pre-tax net revenues and a severance package equal to the greater of $2,500,000 or 10% of the Company's net worth. If Mr. Schmid terminated the agreement for good reason he will receive an amount equal to 300% of the base compensation.

     On September 5, 1995 the Company entered into an agreement with Stephen J. Schmid, the Company's Vice President, Treasurer and Corporate Secretary, to become effective only if there is a "change in control" of the Company. If a change occurs the Company agrees to continue Mr. Schmid's employment for a period of 24 months.

     In January 1996 all employment contacts were terminated and both Fred Schmid and Stephen Schmid agreed to remain as consultants to the Company under consultant agreements, in the case of Fred Schmid for a monthly fee of $7,500 until December 31, 1996, and in the case of Stephen Schmid, $5,500 until September 30, 1996.

21.  Calculation of earnings per share:

                                                              December 31,
                                         1993                     1994                       1995
Number of shares:

Weighted average shares
 outstanding                            6,136,089                8,306,409                10,012,215

Incremental shares for
 outstanding stock warrants             1,362,697                    8,450

Incremental shares for
 outstanding stock options
 and purchase commitments                                                                  1,716,667
                                       ----------                ----------               ----------

                                        7,498,786                8,314,859                11,728,882
                                        =========                =========                ==========

      Primary earnings per share amounts are computed based on the weighted average number of shares actually outstanding and shares that would be outstanding assuming exercise of dilutive stock options and warrants. All of which are considered to be common stock equivalents. Fully diluted earnings per share are the same as primary earnings per share for December 31, 1993, 1994 and 1995.

                   HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 AND THE PERIOD
                 MAY 2, 1990 (INCEPTION) TO DECEMBER 31, 1995

22.     Private placements:

        On October 19, 1995, in a private placement, the Company sold 200,000 shares of restricted common stock to one investor at a price of $1 per share for a total of $200,000.


23.     Supplemental disclosures of cash flow information:

        Supplemental schedule of non cash investing and financing activities:

                                                                        December 31,
                                                1993                       1994                     1995
On August 31, 1993 the Company
 issued cash of $125,000 and
 150,000 shares of restricted
 common stock valued at $1.50
 for a total consideration of
 $350,000 for the purpose of
 subleasing an 80 percent
 (80%) interest in the Apex Claim.
 (see Note 8)                                   $225,000

Issuance of 500,000 shares of common
 stock for modification agreement
 of Hanover Resources, Inc. (See
 Note 8)                                                                                          $    50

Issuance of 269,679 shares of common
 stock to vendors in settlement of
 invoices due                                                                                     274,096
                                                -------                 -------                   -------

                                               $225,000                       0                  $274,146
                                                =======                 =======                   =======

24.   Significant changes in the fourth quarter:

      The Company recognized a $250,000 non-recurring option payment under the Kennecott mining venture agreement. Under the agreement, if Kennecott withdrew from the joint venture the option payable would be recognized as income.

      During the fourth quarter 1995 it became clear to the Company that the note receivable from Geneva Mill L.C. would not be collectible. Kennecott's withdrawal from the joint venture, the inability of Geneva Mill L.C. to attract any new business and the decision to curtail mining operation by the Company caused Geneva Mill L.C.'s facilities to cease operations. As a result, an allowance for bad debt of $779,921 was set up in the fourth quarter.

      In addition, in the fourth quarter a write down of inventory in the amount of $69,339 occurred to lower inventory to the lower of cost or market.

      Finally, in the fourth quarter a loss on sale of assets of $32,509 occurred when the Company began liquidating unused assets.

       REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES







Board of Directors
Hanover Gold Company, Inc. and Subsidiary
Roslyn, New York


     We have audited the consolidated financial statements of Hanover Gold Company, Inc. and Subsidiary as of December 31, 1995, our report thereon dated March 29, 1996. In connection with our audit of these financial statements, we audited the financial statement schedules.

     In our opinion, these financial statements schedules present fairly, in all material respects, the information stated therein, when considered in relation to the consolidated financial statements taken as a whole.


                                                        Zeller Weiss & Kahn


March 29, 1996

               HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)

         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                 SCHEDULE II

                               Balance at
Name of                        beginning                                 Amounts
Debtor                         of period             Additions          Collected           Current

Group S, Ltd.                   $300,695              $174,200                               $474,895

Hanover Group, Inc.               19,835                                 $19,835

Hanover Resources, Inc.          207,042               198,867                                405,909


                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                       PROPERTY, PLANT AND EQUIPMENT

                                SCHEDULE V


                                 Balance at                                        Other Changes
                                 beginning                Additions                -add(deduct)             Balance at
                                 period                   at cost                  -describe                end of period
                                 ----------               ----------               -------------            -------------
Equipment                        $132,696                 $34,754                  $(57,439)                $110,011

Building
  improvements                     17,566                                                                     17,566

Office equipment                   15,557                   2,260                                             17,817

Vehicle                             1,500                   3,600                                              5,100


                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                  ACCUMULATED DEPRECIATION, DEPLETION AND
               AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                              SCHEDULE VI

                                                          Additions
                                 Balance at               Charged to
                                 beginning                Costs &                                           Balance at
                                 period                   Expenses                 Retirements              end of period
                                 ----------               ----------               -------------            -------------


Equipment                        $19,448                  $23,430                  $11,059                  $31,819

Building
  improvements                     3,177                    2,503                                             5,680

Office equipment                   5,130                    3,636                                             8,766

Vehicle                              450                      960                                             1,410



                HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                      (A Development Stage Company)

                         SHORT-TERM BORROWINGS

                              SCHEDULE IX

                                                                     Maximum
                                                   Weighted          Amount                                      Weighted
Category of                                        average        outstanding            Avg. amount          Avg. interest
appropriate                Balance at              interest           during             outstanding         rate during the
short-term borrowing      end of period              rate           the period         during the period           period
- --------------------      -------------            --------         ----------         -----------------       -------------
Note payable               $48,654                  8.44%            $65,260            $57,273                    8.44%

Loan payable
  - shareholder             50,000                  9.00%             50,000             50,000                    9.00%




                HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)

              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              SCHEDULE X


        Item                                                               Charged to costs and expenses

1.      Maintenance and repairs                                                            $  4,629

2.      Depreciation and amortization of intangible assets,
          preoperating costs and similar deferral                                            38,229

3.      Taxes, other than payroll and income taxes                                           16,364

4.      Royalties                                                                           120,000

5.      Advertising costs                                                                   223,943


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HANOVER GOLD COMPANY, INC.


                                          By: /s/ Wayne Schoonmaker
                                          -----------------------------------
                                            Its Principal Accounting
                                             Officer

                                            Date: May 29, 1996