Form 10-Q/A
period 1996-03-31
HANOVER GOLD COMPANY INC
filed 1996-06-24
CIK 778165

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

     [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996

                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to _____________

               Commission file number:  2-23022

                   HANOVER GOLD COMPANY, INC.
     (Exact name of registrant as specified in its charter)

       Delaware                                               11-2740461
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock at May 15, 1996 was 14,829,678 shares.

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


                               HANOVER GOLD COMPANY, INC.

                               By:    James A. Fish
                                     --------------------------
                                     its President

                                     Date: May 14, 1996


                               By:    Wayne Schoonmaker
                                     ---------------------------
                                     its Principal Accounting Officer

                                     Date: May 14, 1996