Form 10-Q
period 1996-06-30
HANOVER GOLD COMPANY INC
filed 1996-08-09
CIK 778165

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

       [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996
                                   OR
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

   Common Stock                                   The Nasdaq SmallCap Market
Title of each class                                 Name of each exchange on
                                                        which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of outstanding shares of the registrant's common stock at August 1, 1996 was 19,848,022 shares, inclusive of 1,547,858 shares deemed outstanding pursuant to presently exercisable options and purchase commitments.

               HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
                  ON FORM 10-Q FOR THE QUARTERLY PERIOD
                           ENDED JUNE 30, 1996


                            TABLE OF CONTENTS

                                                                      Page

PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                                   1

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations          1



PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                      3

     Item 2:   Changes in Securities                                  3

     Item 3:   Defaults Upon Senior Securities                        3

     Item 4:   Submission of Matters to a Vote of Security Holders    3

     Item 5:   Other Information                                      3

     Item 6:   Exhibits and Reports on Form 8-K                       5


SIGNATURES




      [The balance of this page has been intentionally left blank.]

                      PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 incorporated by reference herein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations for the Period Ended June 30, 1996.

The Company had total assets of $9,745,937 at June 30, 1996, compared to $8,310,364 at December 31, 1995. At June 30, 1996, these assets consisted of $166,020 in current assets, $8,591,427 in resource properties and claims, $87,762 in property and equipment, net of depreciation, and $900,728 in other assets, inclusive of $880,804 in notes receivable from affiliates. This compares to $6,147,279 in resource properties and claims, $102,819 in property and equipment, net of depreciation, and $1,210,024 in other assets, inclusive of $800,804 in notes receivable from affiliates at December 31, 1995. The increase in total assets at June 30, 1996 is attributable primarily to an increase in resource properties and claims stemming from the company's acquisition of additional mining claims and interests in the Alder Gulch area. The decrease in current assets is primarily due to: a decrease in cash for the period, which is itself attributable to the payment of increased expenses of operation; payment of consulting fees to former executive officers of the Company and the Company's geological consultants, a portion of which was accrued during the year ended December 31, 1995; payment of directors and officers liability insurance premiums; and increased legal and accounting expenses incurred in connection with the acquisition of additional mining claims and interests, the filing of various reports required to be filed under federal securities law, and the merger of Hanover Resources, Inc. ("Hanover Resources") and Group S Limited ("Group S") with and into the Company.

The Company's current assets at June 30, 1996 consisted of $91,842 in cash, $29,494 in inventory and $1,250 in prepaid expenses, compared to $723,162 in cash, $29,494 in inventory and $97,586 in prepaid expenses at December 31, 1995.

Total current liabilities at June 30, 1996 were $427,705, compared to total current liabilities of $358,860 at December 31, 1995. At June 30, 1996, these liabilities consisted of $105,000 in notes payable, $242,042 in accounts payable and $80,663 in accrued expenses. This compares to $48,654 in notes payable, $221,756 in accounts payable and $38,450 in accrued expenses at December 31, 1995. The increase in notes payable during the first six months of 1996 is attributable to additional loans incurred during the period to fund operations. The decrease in accounts payable during the six months ended June 30, 1996 is due to the accelerated pay down of accounts when operations were transferred from the Company's former New York office.

Revenues for the six month period ended June 30, 1996 consisted of $3,511 received from the sale of carbon products. General and administrative expenses for the 1996 period were $783,427, up from $582,191 during the comparable period in 1995. The increase in general and administrative expenses is primarily attributable to the fact that the Company was not engaged in mining activities during the first and second quarters of 1996, and, secondarily, to a decrease in the amounts payable to executive officers during the period.

During the six months ended June 30, 1996, the Company experienced a loss from operations of $778,772, or approximately $0.05 per share, compared to a loss of $687,030, or approximately $0.07 per share, during the comparable period in the previous year. The increase in losses is due primarily to increases in general and administrative expenses during the period, which are themselves attributable to increased consulting fees incurred in connection with the continued evaluation of the Company's Alder Gulch mining properties.

Liquidity and Capital Resources.

As a consequence of Kennecott's withdrawal from the mining venture in March 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations on its Alder Gulch mining claims. At December 31, 1995 the rental and royalty obligations payable in 1996 totalled $1,255,120. Management believes the Company will meet its 1996, largely because of financing commitments that have been made by Neal A. Degerstrom and associated persons, who have purchased 5,457,142 shares of Common Stock under the June 1995 securities purchase agreement and amendments as of the date of this Prospectus, and are obligated to purchase an additional 542,858 shares of Common Stock at various times during the period ending October 16, 1996, which will result in additional proceeds to the Company of approximately $271,500. However, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch claims, it may continue to experience a shortage of working capital.

The Company has incurred aggregate losses of $5,104,071 from inception through June 30, 1996 because it has not yet been able to place the Alder Gulch properties into large-scale production. The Company's inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture and the Company's lack of success, judged at least historically, in consolidating the various claims and interests in the area. Although the Company was able to conduct fairly extensive exploration and limited development of the properties, largely as the result of its former arrangement with Kennecott, significant additional work must be performed to support further development efforts. The Company has received expressions of interest from several North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, and believes such an arrangement will be concluded during 1996.

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

Item 5. OTHER INFORMATION.

PURCHASE BY DEGERSTROM OF ADDITIONAL SHARES OF COMMON STOCK. As previously reported, pursuant to a third amendment dated March 3, 1996 to a securities purchase agreement between the registrant and N. A. Degerstrom, Mr. Degerstrom firmly committed to purchase 2,142,858 shares of the registrant's common stock represented by options previously granted to Mr. Degerstrom and subsequently canceled. These shares are to be purchased by Mr. Degerstrom, at the price of $0.50 per share (which is equal to the exercise price of the former options), on or before the dates the former options were to have been exercised: 400,000 shares were purchased on April 15, 1996; an additional 1,200,000 shares were purchased on June 1, 1996; and the remaining 542,858 shares will be purchased on or before October 16, 1996. Proceeds received by the Company from the purchase of these shares will be used to ensure payment of rental and royalty obligations coming due in 1996.

APPROVAL OF MERGER OF HANOVER RESOURCES AND GROUP S INTO THE COMPANY. At a special meeting held on July 31, 1996, the shareholders of the Company approved the merger of Hanover Resources and Group S into the Company. Hanover Resources and Group S were formerly affiliated with the Company and controlled significant mining claims and interests in the Alder Gulch area contiguous to those of the Company. As consideration for the merger, the Company issued 2,270,486 new shares of common stock to the former stockholders of Hanover Resources and Group S in the transaction; an additional 3,625,000 shares of common stock were also issued to the stockholders of Hanover Resources, in exchange for the same number of shares of common stock then held by Hanover Resources, which shares were then canceled. The merger was approved by the boards of directors and stockholders of Hanover Resources and Group S on December 29, 1995, and was approved by the board of directors of the Company on April 18, 1995. The merger will become effective upon the filing of articles of merger with the Secretary of State of Delaware, which is expected to occur on or before August 15, 1996.

STATUS OF DISCUSSIONS REGARDING POSSIBLE MERGER WITH EASTON-PACIFIC. As previously reported, on February 26, 1996, the Company announced that it had entered into a letter of intent with Easton-Pacific and Riverside Mining Company ("Easton-Pacific") contemplating a possible merger of Easton-Pacific into the Company in exchange for 14,368,713 shares of Common Stock. Easton-Pacific has advised the Company that it owns or controls 36 patented and 137 unpatented mining claims in the Virginia City area, near the Alder Gulch, all of which are contiguous to the Company's claims, and an additional 35 patented and 58 unpatented claims near Norris and Pony, Montana, some 35 miles northwest of the Alder Gulch. The proposed number of shares to be issued in the contemplated transaction is based upon a number of factors, including the presumed value of Easton-Pacific's mineral resources, the absence of any landowner royalty obligations with respect to the Easton-Pacific claims and the market price of the Company's Common Stock at the time negotiations commenced.

The Easton-Pacific letter of intent provides for a 90 day due diligence period (which was extended for sixty additional days, until July 15, 1996), during which each company will investigate each other's mining claims, technical data and mineral resources, and any environmental or litigation risks to which either may be subject. Depending on the results of these investigations, the companies will then enter into a definitive merger agreement, consummation of which will be subject to the approvals of the boards of directors and stockholders of each company, the delivery of a fairness opinion by an independent financial advisor, and the preparation and effectiveness of a registration statement under federal and state securities laws.

As of the date of this report, management of the Company cannot predict whether these due diligence investigations will culminate in a definitive merger agreement with Easton-Pacific, or whether any such agreement will be approved. As a consequence of its due diligence activities to date, the Company has discovered that Easton-Pacific's Norris and Pony mining claims, located some 35 miles from the Alder Gulch area, may be subject to yet unasserted environmental claims under the Comprehensive Environmental Response and Liability Act ("CERCLA") and the Montana Comprehensive Environmental Cleanup and Responsibility Act (the "Montana Act"). Although Easton-Pacific has expressed a willingness to segregate these claims from the Alder Gulch claims, such segregation would not, in the opinion of management of the Company, necessarily relieve the Company from successor liability for environmental cleanup costs under CERCLA and the Montana Act. Moreover, were Easton-Pacific to segregate the Norris and Pony claims in an acceptable manner--thereby reducing the likelihood the Company would be liable for such costs as a successor entity-- such segregation likely would result in the transaction being restructured as an asset acquisition, as opposed to a merger, the effect of which would render the transaction taxable to Easton-Pacific and its shareholders. Based on the Company's current discussions, it does not appear as if Easton-Pacific is amenable to proceeding with the transaction under these circumstances.

The uncertainty of the Easton-Pacific transaction is further compounded by the fact that the previously reported Tabor and Moen transactions have, in the opinion of the Company's management, benefitted the Company's Alder Gulch mining claims (and thereby increased their potential value, assuming mining activities are commenced), without any corresponding increase in the potential value of Easton-Pacific's Alder Gulch mining claims. As a consequence, management of the Company presently believes that the transaction cannot be completed, as a merger or otherwise, unless Easton-Pacific consents to a significant reduction in the number of shares of the Company's Common Stock it would receive as consideration for its Alder Gulch mining claims. Easton-Pacific has conducted only limited exploration activities on its properties, and thus far has not been able to demonstrate to the Company that its mining claims contain a mineable gold deposit warranting the consideration set forth in the letter of intent.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.  The following exhibit is filed as part of this report:

          Exhibit 27.0   Financial Data Schedule

Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the period covered by this report.

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                       (A Development Stage Company)

                           TABLE OF CONTENTS

                                                                      Page

Consolidated Balance Sheet as of June 30, 1996
  and December 31, 1995                                               F/S-2

Consolidated Statements of Operations for the Six
  Months Ended June 30, 1996 and 1995                                 F/S-3

Consolidated Statements of Changes in Stockholders' Equity
  for the Six Months Ended June 30, 1996 and the Year
  Ended December 31, 1995                                             F/S-4

Consolidated Statements of Cash Flow for the Six
  Months Ended June 30, 1996 and 1995                                 F/S-5

Notes to Interim Consolidated Financial Statements                    F/S-6






       [The balance of this page has been intentionally left blank.]


                                 F/S-1

              HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                   (A Development Stage Company)
                 CONDENSED CONSOLIDATED BALANCE SHEET

                              ASSETS

                                         June 30,          December 31,
                                           1996                1995
                                        (Unaudited)          (Audited)
                                        -----------         -----------

Current assets:
     Cash                               $ 91,842            $  723,162
     Inventory (Note 3)                   29,494                29,494
     Accounts receivable
     Prepaid expenses                      1,250                97,586
                                         -------               -------
          Total current assets           166,020               850,242

Resource properties and claims:
     Exploration, engineering and site
          development                    2,225,106           2,225,106
     Mining properties (Notes 5 and 6)   6,366,231           3,922,083
     Option                                     90                  90
                                         ---------           ---------
          Total resource properties
            and claims                   8,591,427           6,147,279
                                         ---------           ---------

Property and equipment, at cost            140,324             150,494

Less accumulated depreciation               56,562              47,675
                                         ---------           ---------
     Net property and plant and
       equipment                            87,762             102,819
                                         ---------           ---------
Other assets:
     Reclamation bonds                      19,924              19,924
     Note receivable (Note 4)                    -             309,296
     Due from Group S, Ltd.                474,895             474,895
     Due from Hanover Resources, Inc.      405,909             405,909
                                         ---------           ---------
          Total resource properties
            and claims                     900,728           1,210,024
                                         ---------           ---------
               Total assets             $9,745,937          $8,310,364
                                         ---------           ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                      $  105,000          $   48,654
     Loans payable-shareholder                   -              50,000
     Accounts Payable                      242,042             221,756
     Accrued Expenses                       80,663              38,450
                                         ---------           ---------
               Total current
                 liabilities               427,705             358,860
                                         ---------           ---------

Stockholders' equity:
     Common Stock, $.0001 par value, authorized
          25,000,000 shares; issued and outstanding
          16,029,678 (1) and 13,649,678
          shares respectively               1,603                1,365

     Additional paid-in capital         14,320,700          12,275,438

     Advance against stock purchase
       obligation                          100,000                   -

     Deficit accumulated during the
       development stage                (5,104,071)         (4,325,299)
                                         ---------           ---------
                                         9,318,322           7,951,504
                                         ---------           ---------
          Total liabilities &
           stockholders' equity         $9,745,937           $8,310,364
                                         =========            =========
_____________________

(1) Does not include 1,547,858 shares issuable to presently exercisable options and purchase commitments.





                                 F/S-2

               HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                             (Unaudited)


                                          Six Months         Six Months
                                            Ended               Ended
                                        June 30, 1996       June 30, 1995
                                        -------------       -------------

Revenue                                 $    3,511          $  249,299

Cost of goods mined                              -             628,955
                                         ---------           ---------
Gross profit (loss)                          3,511           ( 379,656)

General and administrative expenses        783,427             582,191
                                         ---------           ---------
Loss from operations                     ( 779,916)          ( 961,847)

Interest and other income                    1,144              24,817
Option received                                  -             250,000
                                         ---------           ---------
Net loss                                ($778,772)          ($687,030)

Net loss per share                      ($   0.05)          ($   0.07)

Weighted average common
  shares outstanding (1)                15,736,683          10,016,930
____________________

(1) As of June 20, 1996, 17,577,556 shares of Common Stock were outstanding and an additional 1,547,858 shares were deemed outstanding pursuant to presently exercisable options and purchase commitments.


                                 F/S-3

                 HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                       (A Development Stage Company)
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                               (Deficit)
                                                                                               Accumulated
                                                                                Additional     During the
                                                    Common       Common          Paid In       Development
                                                    Shares       Stock           Capital         Stage
                                                  -----------    -------        ----------     -----------
Balance, December 31, 1994                         8,845,857     $  885         $9,838,572     ($2,003,730)

Issuance of 250,000 shares of common stock to Hanover
     Resources, Inc. pursuant to Modification
     Agreement dated 12/31/90 ($1.60/share)          250,000         25

Issuance of 2,142,856 shares of common stock to N.A.
     Degerstrom pursuant to Securities Purchase
     Agreement dated 06/01/95 ($0.35/share)        2,142,856        214            749,786

Issuance of 714,286 shares of common stock to N.A.
     Degerstrom pursuant to Securities Purchase
     Agreement dated 06/01/95 ($0.35/share)          714,286         71            249,929

Issuance of 200,000 shares of restricted
     common stock pursuant to a private
     placement ($1.00/share)                         200,000         20            199,980

Issuance of remaining 250,000 shares of common
     stock to Hanover Resources, Inc. pursuant
     to Modification Agreement dated
     12/31/90 ($.0001/share)                         250,000         25                  -

Issuance of 69,679 shares of common stock in
     satisfaction of vendor obligations
     ($1.06/share)                                    69,679          7             74,089

Issuance of 200,000 shares of common stock in
     satisfaction of vendor obligations
     ($1.00/share)                                   200,000         20            199,980

Issuance of 1,000,000 shares of common stock to
     N.A. Degerstrom pursuant to amendment to
     Securities Purchase Agreement
     dated 06/01/95 ($1.00/share)                  1,000,000        100            999,900

Redemption of previously issued shares
  ($1.60/share)                                      (23,000)       (2)            (36,798)

Net loss                                                                                        (2,321,569)
                                                   ----------      -----          ---------      ---------
Balance, December 31, 1995                         13,649,678      1,365         12,275,438     (4,325,299)

Issuance of 5,000 shares of common stock to
     W.W. Goodridge pursuant to Agreement
     of Assignment dated
     11/30/95 ($1.00/share)                            5,000                         5,000

Issuance of 525,000 shares of common stock to
     Tabor Resources Corporation pursuant to
     Asset Purchase Agreement dated March 25,
     1996 ($1.62/share)                              525,000        53             850,447

Issuance of 250,000 shares of common stock to
     Roy A. Moen pursuant to Agreement and Amendment
     to Mining Lease and Option to Purchase dated
     March 26, 1996 ($1.56/share)                    250,000        25             389,975

Issuance of 1,000,000 shares of common stock to
     N.A. Degerstrom pursuant to amendment to
     Securities Purchase Agreement
     dated 06/01/95 ($0.50/share)                  1,600,000       160             999,840

Net loss                                                                                       (   778,772)
                                                   ----------      -----         ----------      ---------
Balance, June 30, 1996                             16,029,678     $1,603        $14,320,700    ($5,104,071)
                                                   ==========      =====         ==========      =========

                                 F/S-4

                HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             (Unaudited)

                                                        Six Months          Six Months
                                                          Ended               Ended
                                                       June 30, 1996       June 30, 1995
                                                       -------------       -------------
Operating activities:
     Net loss                                          $(778,772)          $(687,030)

Adjustments to reconcile net cash and equivalents
     provided by operating activities:
     depreciation                                         13,549              15,887
     depletion                                                 -                   -

Changes in operating assets and liabilities:
     (Increase) decrease in subscription receivable            -             647,981
     (Increase) decrease in inventory                          -              91,351
     (Increase) decrease in prepaid expenses              54,152              69,194
     Increase (decrease) in accounts payable              20,286            (152,484)
     Increase (decrease) in accrued expenses              42,213            (109,678)
     (Increase) decrease in accounts receivable           (1,250)                  -

Changes in other assets and liabilities:
     (Increase) decrease in reclamation bond                   -                (106)
     (Increase) decrease in notes receivable             309,296             (10,873)
     (Increase) decrease in due to Group S Limited             -             118,165
     (Increase) decrease in due to Hanover
       Resources, Inc.                                         -              66,847
     Increase (decrease) in notes payable                  6,346                   -
     (Decrease) in option payable                              -            (250,000)
     Increase (decrease) in payroll taxes
       and disability                                       -                 71,635
                                                        --------            --------
Net cash used in operating activities                   (334,180)           (129,201)
                                                        --------            --------
Investing Activities:
     Purchase of property and equipment                   (33,945)           (46,289)
     Increase in mining properties                     (2,444,148)          (742,926)
                                                        ---------           --------
Net cash used in investing activities                  (2,478,093)          (789,215)
                                                        ---------           --------
Financing Activities:
     Disposition of equipment for mining interests        35,453                   -
     Issuance of common stock for mining interests     1,245,500                   -
     Proceeds from sale of common stock                  900,000             350,025
                                                       ---------            --------
Net cash provided by financing activities              2,180,953             350,025
                                                       ---------            --------
Net increase (decrease) in cash                         (631,320)           (568,391)
Cash, beginning of period                                723,162             646,141
                                                        --------            --------
Cash, end of period                                       91,842              77,750
                                                          ======              ======

                                 F/S-5

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

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

3.   Inventories:

       Inventories consist of:

                                    June 30, 1996      June 30, 1995
                                    -------------      -------------

          Raw materials                $29,494              $69,688
          Work in process                    -                    -
          Yard and supplies                  -               20,199
          Inventory write-down               -                    -
                                        ------               ------
             Total Inventory           $29,494              $89,887




                                 F/S-6

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

     During 1994, the Company acquired the exclusive use of the gravity and carbon-in-leach mill processing facility known as Geneva Mill, L.C. at Toston, Montana. The Company entered into an agreement with Geneva Mill, L.C. on June 14, 1994 and provided the necessary funds for Geneva Mill, L.C. to acquire and refurbish the facility. In addition to the note receivable to M&W, the Company had made loan advances in 1994 to Geneva Mill, L.C. in the amount of $1,221,922 and an additional amount in 1995 of $373,278, for plant acquisition, crushing equipment, refurbishing used mill equipment, installation of new pumps, construction of tailings ponds and liners, transportation trucking equipment, and loaders and working capital. The terms of the repayment of the loans were based on the tons of ore processed at the mill at the rate of $45 per ton plus a $5 credit per ton as a payment toward the advance. For 1994 and 1995 Geneva Mill, L.C. repaid from processing $240,642 and $266,137, respectively, and made cash payments of $88,500 in 1995. In 1995 all operations between Geneva Mill, L.C. and Hanover Gold ceased. The balance due to the Company prior to the write-off of the uncollectible portion of the amounts due was $999,921. Management determined to write off $779,921 as an uncollectible bad debt for 1995 due to the prospect that the mill would no longer be utilized and the inability of Geneva Mill, L.C. to repay the loan. The remaining balance of $220,000 was secured by tangible assets and a security interest.

     The Company's Group S subsidiary entered into an agreement with Roy Moen and related interests effective March 26, 1996 amending the terms of an October 1991 lease and option agreement covering 216 mining claims in the Alder Gulch area. As partial consideration for amending the agreement, the Company became obligated for the issuance of 250,000 shares of its common stock; the granting of a three year option for the issuance of an additional 200,000 shares of its common stock at an exercise price of $2.00 per share; the transfer of two mining trucks that it owns free and clear of encumbrances with a book value of approximately $35,000; the forgiveness of the note receivable in the amount of $89,297 due from M&W, and release of the UCC filing the Company held as security for that note; and the elimination of the note receivable in the amount of $220,000 due from Geneva Mill, L.C. in exchange for a $3,000,000 reduction in the landowner rental obligations that are owed to M&W by Group S, Ltd., which, upon approval of the pending merger of Group S, Ltd. and the Company, would become the Company's obligation to pay M&W. M&W will also take title to all of the assets owned by Geneva Mill, L.C. as part of the consideration for the reduction in rental payments to be received by M&W.

                                 F/S-7

               HANOVER GOLD COMPANY, INC. AND SUBSIDIARY
                    (A Development Stage Company)

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

5.   Patented (deeded) claims:

     The Company acquired the mining rights to the Kearsarge Load Claim, a precious metals tract from Hanover Resources, Inc. pursuant to a Mineral Sublease and Purchase Option Agreement dated July 31, 1990. The agreement provides for the payment of rent as follows:

     On or before November 1, 1990    $ 100,000
     March 1, 1991                      100,000
     June 1, 1991                       125,000
     September 1, 1991                   50,000
     December 1, 1991                    50,000
     January 1, 1992                     25,000
     February 1, 1992                    25,000
     March 1, 19992                      25,000
     April 1, 1992                       25,000
     May 1, 1992                         50,000
     September 1, 1992                   50,000
     June 1, 1993                       150,000
     June 1, 1994                       100,000
     June 1, 1995                       350,000
     June 1, 1996                       400,000
     June 1, 1997                       400,000
     June 1, 1998                       400,000
     June 1, 1999                       875,000
                                       --------
                                     $3,300,000
                                      =========
6.   Agreements:

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



                                 F/S-8

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
                                         ---------
                                        $1,400,000
                                         =========

     Effective March 25, 1996 the Company entered into an asset purchase agreement with the Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented and 20 unpatented mining claims, and one mining lease, covering properties located in the Alder Gulch area. The Company issued Tabor 525,000 shares of common stock in the transaction.

7.   Development stage company;

     The Company's operations have been centered around its organization, evaluation of the mining industry, start-up financing of its operations, including acquisition of the Kearsarge Mine, evaluation of engineering data, obtaining necessary mining permits and formulation and implementation of tis business plan. From May 2, 1990 through the period ending June 30, 1996, the Company has secured required financing from its public warrant offering, and Hanover Resources, Inc. its principal shareholder, in the total aggregate amount of $11,076,514, which financing has been in the form of cash for exploration, engineering, site development and rental payments for the Kearsarge Claim. Additionally, financing has been provided from the public offering of the Company's warrants. The Company has incurred losses in connection with its operations through the period ended June 30, 1996 of $5,104,071.




                                    F/S-9

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HANOVER GOLD COMPANY, INC.

                              By:  /s/ James A. Fish
                                   ---------------------------------
                                   its President

                                   Date: August 8, 1996


                              By:  /s/ Wayne Schoonmaker
                                   ---------------------------------
                                   its Principal Accounting Officer

                                   Date: August 8, 1996