Form 10-Q
period 1996-09-30
HANOVER GOLD COMPANY INC
filed 1996-11-14
CIK 778165

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

        [ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996
                                   OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________

                    Commission file number:  0-23022

                       HANOVER GOLD COMPANY, INC.
          (Exact name of registrant as specified in its charter)

       Delaware                                   11-2740461
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

The number of outstanding shares of the registrant's common stock at September 30, 1996 was 19,848,022 shares, which amount includes 1,547,858 shares deemed outstanding pursuant to presently exercisable options and purchase commitments.

                HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
                   ON FORM 10-Q FOR THE QUARTERLY PERIOD
                         ENDED SEPTEMBER 30, 1996


                             TABLE OF CONTENTS

                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                         1

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                        1



PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                            3

     Item 2:   Changes in Securities                        3

     Item 3:   Defaults Upon Senior Securities              3

     Item 4:   Submission of Matters to a Vote of
               Security Holders                             4

     Item 5:   Other Information                            4

     Item 6:   Exhibits and Reports on Form 8-K             5


SIGNATURES








      [The balance of this page has been intentionally left blank.]

                    PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.

The unaudited consolidated financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1996.

For further information refer to the consolidated financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 incorporated by reference herein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1996.

The Company had total assets of $10,407,678 at September 30, 1996, compared to $8,310,364 at December 31, 1995. At September 30, 1996, these assets consisted of $165,579 in current assets, $10,136,896 in resource properties and claims, $81,779 in property and equipment, net of depreciation, and $23,424 in other assets. This compares to $6,147,279 in resource properties and claims, $102,819 in property and equipment, net of depreciation, and $1,210,024 in other assets, inclusive of $800,804 in notes receivable from affiliates at December 31, 1995. The increase in total assets at September 30, 1996 is attributable primarily to an increase in resource properties and claims resulting from the merger of Hanover Resources, Inc. ("Hanover Resources") and Group S Limited ("Group S"), each of which was formerly affiliated with the Company, with and into the Company during the quarter. The decrease in current assets is primarily due to: a decrease in cash for the period, which is itself attributable to the payment of increased expenses of operation; payment of consulting fees to former executive officers of the Company and the Company's geological consultants, a portion of which was accrued during the year ended December 31, 1995; payment of directors and officers liability insurance premiums; and increased legal and accounting expenses incurred in connection with the acquisition of additional mining claims and interests, the filing of various reports required to be filed under federal securities law, and the merger of Hanover Resources and Group S with and into the Company.

The Company's current assets at September 30, 1996 consisted of $33,820 in cash, $29,494 in inventory and $102,265 in prepaid expenses, compared to $723,162 in cash, $29,494 in inventory and $97,586 in prepaid expenses at December 31, 1995.

Total current liabilities at September 30, 1996 were $644,917, compared to total current liabilities of $358,860 at December 31, 1995. At September 30, 1996, these liabilities consisted of $389,392 in notes payable, inclusive of $200,000 due to a shareholder of the Company, $208,550 in accounts payable and $49,675 in accrued expenses. This compares to $48,654 in notes payable, $221,756 in accounts payable and $38,450 in accrued expenses at December 31, 1995. The increase in notes payable during the first six months of 1996 is attributable to additional loans incurred during the period to fund operations. The decrease in accounts payable during the six months ended June 30, 1996 is due to the accelerated pay down of accounts when operations were transferred from the Company's former New York office.

Revenues for the nine month period ended September 30, 1996 consisted of $3,511 received from the sale of carbon products. General and administrative expenses for the 1996 period were $1,064,923, up from $807,217 during the comparable period in 1995. The increase in general and administrative expenses is primarily attributable to the Company's continued evaluation of its Alder Gulch mining properties, and, secondarily, to increased shareholder relations activity.

During the nine months ended September 30, 1996, the Company experienced a loss from operations of $1,060,044, or approximately $0.07 per share, compared to a loss of $1,051,986, or approximately $0.11 per share, during the comparable period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES.

As a consequence of Kennecott's withdrawal from the mining venture in March 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations on its Alder Gulch mining claims. At December 31, 1995 the rental and royalty obligations payable in 1996 totalled $1,255,120. Management believes the Company will meet its 1996 obligations, largely because of financing commitments that have been made by Neal A. Degerstrom and associated persons, who have purchased 5,457,142 shares of Common Stock under the June 1995 securities purchase agreement and amendments as of the date of this Prospectus, and are obligated to purchase an additional 542,858 shares of Common Stock at various times during the period ending October 16, 1996, which will result in additional proceeds to the Company of approximately $271,500. However, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch claims, it may continue to experience a shortage of working capital. As previously reported, the Company has also filed an effective registration statement under the Securities Act of 1933, as amended, relating to, among other things, 1,000,000 shares of common stock to be offering and sold by the Company, at prevailing market prices, during the eighteen-month period the registration statement is expected to remain in effect. Funds received from such offering will be used by the Company for working capital purposes.

The Company has incurred aggregate losses of $5,385,343 from inception through September 30, 1996 because it has not yet been able to place the Alder Gulch properties into large-scale production. The Company's inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture and the Company's lack of success, judged at least historically, in consolidating the various claims and interests in the area. Although the Company was able to conduct fairly extensive exploration and limited development of the properties, largely as the result of its former arrangement with Kennecott, significant additional work must be performed to support further development efforts. The Company has received expressions of interest from several North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, and believes such an arrangement will be concluded during 1996.

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

                       PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On October 4, 1996, the Company initiated an action against Tabor Resources Corporation ("Tabor") and Washington Trust Bank in its capacity as escrow agent, in United States District Court for the Eastern District of Washington (Case No. CS-96-663 FVS) for breach of contract and injunctive relief

As has been previously reported, the Company entered into a purchase agreement with Tabor, effective March 25, 1996, for the purchase of ten patented and 120 unpatented mining claims and one mining lease covering properties located in the Alder Gulch area of the Virginia City Mining District in southwestern Montana. Such claims and leases are contiguous to the Company's other mining properties in the area.

The Company issued Tabor 525,000 shares of its common stock in the transaction and also agreed that if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock during any period of thirty consecutive trading days does not exceed $2.00 per share, it will issue Tabor such number of additional shares as are sufficient to raise the aggregate market value of the shares then owned by Tabor to $2.00 per share. As part of the transaction, the Company also agreed to prepare and file a registration statement under the Securities Act of 1933, as amended, covering the shares issued to Tabor. Such registration statement was declared effective on September 3, 1996; the shares of common stock included therein comprise the Tabor shares, other outstanding shares of common stock offered for resale by other shareholders of the Company, and up to 1,000,000 newly-issuable shares offered by the Company for cash at prevailing market prices.

Despite the Company's compliance with all of the terms and conditions of its agreement with Tabor, Tabor has refused t issue instructions to the escrow agent of the transaction authorizing the escrow agent to release the conveyancing documents to the mining claims and lease purchased by the Company, as well as certificates for 400,000 of the 525,000 shares of common stock the Company has issued to Tabor as consideration for such claims and lease. The purpose of the action is to compel the release of such items from escrow, and to recover money damages from Tabor resulting from its breach of the purchase and escrow agreements.

As of the date of this report, Tabor has not yet responded to the action. Nonetheless, the Company has been advised by Tabor that Tabor may assert various counterclaims against the Company, including claims predicated on the antifraud provisions of federal securities law. The Company believes any such counterclaims are unfounded, and that it will prevail in the action and ultimately obtain title to the mining claims and lease that are the subject of its purchase agreement with Tabor.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At a special meeting held on July 31, 1996, the shareholders of the Company approved the merger of Hanover Resources and Group S into the Company. Holders of 11,744,057 shares of common stock voted in favor of the merger, holders of 7,390 shares voted against the merger, and no holders abstained from voting. Hanover Resources and Group S were formerly affiliated with the Company and controlled significant mining claims and interests in the Alder Gulch area contiguous to those of the Company. As consideration for the merger, the Company issued 2,270,486 new shares of common stock to the former stockholders of Hanover Resources and Group S in the transaction; an additional 3,625,000 shares of common stock were also issued to the stockholders of Hanover Resources, in exchange for the same number of shares of common stock then held by Hanover Resources, which shares were then canceled. The merger was approved by the boards of directors and stockholders of Hanover Resources and Group S on December 29, 1995, and was approved by the board of directors of the Company on April 18, 1995. The merger become effective upon the filing of articles of merger with the secretaries of state of Delaware, New York and Montana, that last of which occurred on September 12, 1996.

At the same special meeting, the shareholders of the Company also approved an amendment to the Company's articles of incorporation increasing the number of authorized shares of capital stock from 25,000,000 shares to 50,000,000 shares, of which 48,000,000 shares would be designated common stock, par value $.0001 per share, and 2,000,000 shares would be designated preferred stock, par value $.001 per share, with such rights, preferences, limitations and other characteristics as two-thirds of the members of the Company's board of directors may from time-to-time determine. Holders of 11,731,957 shares of common stock voted in favor of the amendment, holders of 41,990 shares voted against the amendment, and no holders abstained from voting.

The Company's shareholders also approved the adoption of the Company's 1995 incentive stock option plan at the meeting, and elected Neal A. Degerstrom, James A. Fish, Pierre Gousseland, F. D. Owsley, Fred R. Schmid, Laurence Steinbaum and Nicholas S. Young to continue as directors until the next annual meeting of shareholders or until their successors are elected and qualified. Holders of 11,674,627 shares of common stock voted in favor of the option plan, holders of 113,070 shares voted against the plan, and no holders abstained from voting. Votes cast for and against the director nominees are as follows: Mr. Degerstrom - 13,800,449 for and 4,670 against; Mr. Fish - 13,800,449 for and 4,670 against; Mr. Gousseland - 13,800,449 for and 4,670 against; Mr. Owsley - 13,331,949 for and 4,670 against; Mr. Schmid - 13,310,949 for and 492,170 against; Mr. Steinbaum - 13,769,669 for and 35,450 against; and Mr. Young - 13,548,449 for and 254,670 against. Finally, shareholders at the special meeting approved the appointment of BDO Seidman to act as the Company's auditors for the year ended December 31, 1996. Holders of 13,797,726 shares of common stock voted in favor of such appointment, holders of 4,483 shares voted against the appointment, and no holders abstained from voting.

Item 5.  OTHER INFORMATION.

PURCHASE BY DEGERSTROM OF ADDITIONAL SHARES OF COMMON STOCK. As previously reported, pursuant to a third amendment dated March 3, 1996 to a securities purchase agreement between the registrant and N. A. Degerstrom, Mr. Degerstrom firmly committed to purchase 2,142,858 shares of the registrant's common stock represented by options previously granted to Mr. Degerstrom and subsequently canceled. These shares are to be purchased by Mr. Degerstrom, at the price of $0.50 per share (which is equal to the exercise price of the former options), on or before the dates the former options were to have been exercised: 400,000 shares were purchased on April 15, 1996, and an additional 1,200,000 shares were purchased on June 1, 1996. As of the date of this report, the Company has received proceeds from the sale of the remaining 542,858 shares, but has not yet issued certificates for such shares; it is anticipated that such certificates will be issued on or before November 30, 1996. Proceeds received by the Company from the purchase of these shares have and will continue to be used to ensure payment of rental and royalty obligations coming due in 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.  The following exhibit is filed as part of this report:

          Exhibit 27.0   Financial Data Schedule

Reports on Form 8-K. No reports on Form 8-K were filed by the registrant during the period covered by this report.





        [The balance of this page has been intentionally left blank.]

                      HANOVER GOLD COMPANY, INC.
                    (A Development Stage Company)

                         TABLE OF CONTENTS

                                                                 Page
                                                                 ----
Condensed Balance Sheet as of September 30, 1996
  and December 31, 1995                                          F/S-2

Condensed Statements of Operations for the Nine
  Months Ended September 30, 1996 and 1995                       F/S-3

Condensed Statements of Changes in Stockholders' Equity
  for the Nine Months Ended September 30, 1996 and the Year
  Ended December 31, 1995                                        F/S-4

Condensed Statements of Cash Flow for the Nine
  Months Ended September 30, 1996 and 1995                       F/S-5

Notes to Condensed Interim Financial Statements                  F/S-6





      [The balance of this page has been intentionally left blank.]




                                   F/S-1

                       HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                        CONDENSED BALANCE SHEET

                                ASSETS

                                   September 30,       December 31,
                                       1996               1995
                                    (Unaudited)         (Audited)
                                   ------------        ------------
Current assets:
     Cash                          $    33,820         $   723,162
     Inventory (Note 3)                 29,494              29,494
     Accounts receivable                     0
     Prepaid expenses                  102,265              97,586
                                     ---------           ---------
          Total current assets         165,579             850,242

Resource properties and claims:
     Exploration, engineering and
          site development           2,235,106           2,225,106
     Mining properties
       (Notes 5 and 6)               7,901,790           3,922,083
     Option                                  0                  90
                                     ---------           ---------
          Total resource
             properties and claims  10,136,896           6,147,279
                                    ----------           ---------
Property and equipment, at cost        141,115             150,494

Less accumulated depreciation           59,336              47,675
                                     ---------           ---------
     Net property and plant
         and equipment                  81,779             102,819
                                     ---------           ---------
Other assets:
     Reclamation bonds                  23,424              19,924
     Note receivable (Note 4)                0             309,296
     Due from Group S Limited                0             474,895
     Due from Hanover
       Resources, Inc.                       0             405,909
                                    ----------          ----------
          Total resource properties
              and claims                23,424           1,210,024
                                    ----------          ----------
               Total assets        $10,407,678         $ 8,310,364
                                    ----------          ----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                 $    89,392         $    48,654
     Loans payable-shareholder         200,000              50,000
     Accounts payable                  208,550             221,756
     Accrued expenses                   46,975              38,450
                                    ----------          ----------
        Total current liabilities      644,917             358,860
                                    ----------          ----------
Stockholders' equity:
     Common Stock, $.0001 par value, authorized
          25,000,000 shares; issued and
          outstanding 19,848,022 (1)
          and 13,649,678 shares
          respectively                   1,830               1,365

     Additional paid-in capital     14,970,274          12,275,438
     Advance against stock
       purchase obligation             176,000                   0
     Deficit accumulated during the
       development stage           ( 5,385,343)        ( 4,325,299)
                                    ----------          ----------
                                     9,726,761           7,951,504
                                    ----------          ----------
          Total liabilities and
            stockholders' equity   $10,407,678         $ 8,310,364
____________________                ==========          ==========

(1) Includes 1,547,858 shares issuable pursuant to presently exercisable options and purchase commitments.


                                     F/S-2

                      HANOVER GOLD COMPANY, INC.
                    (A Development Stage Company)
                CONDENSED STATEMENTS OF INCOME (LOSS)
                            (Unaudited)


                                      Nine Months        Nine Months
                                        Ended               Ended
                                   September 30, 1996  September 30, 1995
                                   ------------------  ------------------

Revenue                              $    3,511          $  247,299

Cost of goods mined                           0             812,501
                                      ---------           ---------
Gross profit (loss)                       3,511            (563,202)

General and administrative
  expenses                            1,064,923             801,217
                                      ---------           ---------
Loss from operations                 (1,060,044)         (1,364,419)

Interest and other income                 1,368              63,433
Option received                               0             250,000
                                      ---------           ---------
Net loss                            ($1,060,044)        ($1,051,986)

Net loss per share                       ($0.07)             ($0.11)

Weighted average common
  shares outstanding (1)             15,940,953           9,936,240
____________________

(1) As of September 30, 1996, 18,300,164 shares of common stock were outstanding and an additional 1,547,858 shares were deemed outstanding pursuant to presently exercisable options and purchase commitments.


                                    F/S-3

                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                            (Deficit)
                                                                                           Accumulated
                                                                             Additional    During the
                                                    Common       Common        Paid In     Development
                                                    Shares       Stock         Capital        Stage
                                                  -----------    -------      ----------   -----------
Balance, December 31, 1994                         8,845,857     $  885        $9,838,572   ($2,003,730)
Issuance of 250,000 shares of common stock
     to Hanover Resources, Inc. pursuant
     to Modification Agreement
     dated 12/31/90 ($1.60/share)                    250,000         25
Issuance of 2,142,856 shares of common stock
     to N.A. Degerstrom pursuant to
     Securities Purchase Agreement
     dated 06/01/95 ($0.35/share)                  2,142,856        214           749,786
Issuance of 714,286 shares of common stock
     to N.A. Degerstrom pursuant to
     Securities Purchase Agreement
     dated 06/01/95 ($0.35/share)                    714,286         71           249,929
Issuance of 200,000 shares of restricted
     common stock pursuant to a private
     placement ($1.00/share)                         200,000         20           199,980
Issuance of remaining 250,000 shares of
     common stock to Hanover Resources,
     Inc. pursuant to Modification
     Agreement dated 12/31/90 ($.0001/share)         250,000         25                 0
Issuance of 69,679 shares of common stock
     in satisfaction of
     vendor obligations ($1.06/share)                 69,679          7            74,089
Issuance of 200,000 shares of common stock
     in satisfaction of
     vendor obligations ($1.00/share)                200,000         20           199,980
Issuance of 1,000,000 shares of common
     stock to N.A. Degerstrom pursuant
     to amendment to Securities
     Purchase Agreement dated 06/01/95
     ($1.00/share)                                 1,000,000        100           999,900
Redemption of previously issued
     shares ($1.60/share)                            (23,000)        (2)          (36,798)
Net loss                                                                                     (2,321,569)
                                                    ----------    -----        ----------     ---------
Balance, December 31, 1995                          13,649,678    1,365        12,275,438    (4,325,299)
Issuance of 5,000 shares of common
     stock to W.W. Goodridge pursuant to
     Agreement of Assignment dated
     11/30/95 ($1.00/share)                            5,000                        5,000
Issuance of 525,000 shares of common stock to
     Tabor Resources Corporation pursuant
     to Asset Purchase Agreement
     dated March 25, 1996 ($1.62/share)              525,000         53           850,447
Issuance of 250,000 shares of common stock
     to Roy A. Moen pursuant to Agreement
     and Amendment to Mining Lease
     and Option to Purchase dated March
     26, 1996 ($1.56/share)                          250,000         25           389,975
Issuance of 1,600,000 shares of common
     stock to N.A. Degerstrom pursuant to
     amendment to Securities Purchase
     Agreement dated 06/01/95 ($0.50/share)        1,600,000        160           799,840
Issuance of 2,270,486 shares of common stock
     pursuant to the merger of Hanover Resources
     and Group S with and into the Company         2,270,486        227           649,574
Net loss                                                                                     (1,060,044)
                                                   ---------      -----         ----------    ---------
Balance, September 30, 1996                       18,300,164     $1,830        $14,970,274  ($5,385,343)
                                                  ==========      =====         ==========    =========






                                  F/S-4

                       HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   CONDENSED STATEMENTS OF CASH FLOW
                            (Unaudited)

                                                          Nine Months         Nine Months
                                                            Ended                Ended
                                                       September 30, 1996  September 30, 1995
                                                       ------------------  ------------------
Operating activities:
     Net loss                                          ($  1,060,044)      ($  1,051,986)

Adjustments to reconcile net cash and equivalents
     provided by operating activities:
     depreciation                                             20,323              18,066
     depletion                                                     0                   0

Changes in operating assets and liabilities:
     (Increase) decrease in subscription receivable                0             647,981
     (Increase) decrease in inventory                              0             111,549
     (Increase) decrease in prepaid expenses                  (4,679)             80,785
     Increase (decrease) in accounts payable                 (13,206)           (130,318)
     Increase (decrease) in accrued expenses                   8,525            (128,403)
     (Increase) decrease in accounts receivable                    0                   0
Changes in other assets and liabilities:
     (Increase) decrease in reclamation bond                  (3,500)               (106)
     (Increase) decrease in notes receivable                 309,296              22,127
     (Increase) decrease in due to Group S Limited                 0             118,165
     (Increase) decrease in due to Hanover
       Resources, Inc.                                             0            (128,153)
     (Increase) decrease in due from Group S Limited         474,895                   0
     (Increase) decrease in due from Hanover
       Resources, Inc.                                       405,909                   0
     Increase (decrease) in notes payable                    290,738                   0
     (Decrease) in option payable                                  0            (250,000)
     Increase (decrease) in payroll
       taxes and disability                                        0              15,307
                                                        ------------         ------------
Net cash used in operating activities                        428,257            (674,986)
                                                        ------------         ------------
Investing activities:
     Purchase of property and equipment                      (34,736)              3,622
     Increase in mining properties                        (3,979,617)           (531,790)
     Increase in exploration and engineering                 (10,000)              3,012
                                                        ------------         -----------
Net cash used in investing activities                     (4,024,353)           (524,328)
                                                        ------------         -----------
Financing activities:
     Disposition of equipment for mining interests            35,453                   0
     Issuance of common stock for mining interests         1,245,500                   0
     Proceeds from sale of common stock                      976,000             874,146
                                                        ------------         -----------
   Issuance of common stock pursuant to merger of
     Group S Limited and Hanover Resources, Inc.             649,801                   0
Net cash provided by financing activities                  2,906,754             874,146
                                                        ------------         -----------
Net increase (decrease) in cash                             (689,342)           (325,168)
Cash, beginning of period                                    723,162             646,141
                                                        ------------         -----------

Cash, end of period                                           33,820             320,973
                                                        ============         ===========



                                 F/S-5

                     HANOVER GOLD COMPANY, INC.
                   (A Development Stage Company)

           NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                            (Unaudited)


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

3.   Inventories:

       Inventories consist of:

                              September 30, 1996  September 30, 1995
                              ------------------  ------------------

          Raw materials          $ 29,494            $ 69,688
          Work in process               0                   0
          Yard and supplies             0              20,199
          Inventory write-down          0                   0
                                  -------             -------
             Total inventory     $ 29,494            $ 89,887








                                     F/S-6

                          HANOVER GOLD COMPANY, INC.
                         (A Development Stage Company)

               NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                                (Unaudited)

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

                                F/S-7

                      HANOVER GOLD COMPANY, INC.
                    (A Development Stage Company)

            NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                            (Unaudited)

5.   Patented (deeded) claims:

     The Company acquired the mining rights to the Kearsarge Load Claim, a precious metals tract from Hanover Resources, Inc. pursuant to a Mineral Sublease and Purchase Option Agreement dated July 31, 1990. The agreement provides for the payment of rent as follows:

     On or before November 1, 1990           $  100,000
     March 1, 199                               100,000
     June 1, 1991                               125,000
     September 1, 1991                           50,000
     December 1, 1991                            50,000
     January 1, 1992                             25,000
     February 1, 1992                            25,000
     March 1, 19992                              25,000
     April 1, 1992                               25,000
     May 1, 1992                                 50,000
     September 1, 1992                           50,000
     June 1, 1993                               150,000
     June 1, 1994                               100,000
     June 1, 1995                               350,000
     June 1, 1996                               400,000
     June 1, 1997                               400,000
     June 1, 1998                               400,000
     June 1, 1999                               875,000
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



                                   F/S-8

                       HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)

            NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                              (Unaudited)


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
                               ---------
                              $1,400,000
                               =========

     Effective March 25, 1996 the Company entered into an asset purchase agreement with the Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented and 120 unpatented mining claims, and one mining lease, covering properties located in the Alder Gulch area. The Company issued Tabor 525,000 shares of common stock in the transaction; 400,000 of such shares (and the conveyancing documents relating the claims and lease purchased by the Company) are held in escrow pursuant to an agreement between the Company and Tabor which is presently the subject of a lawsuit initiated by the Company against Tabor on October 4, 1996 (See Part II, Item 1 of this report.)

7.   Development stage company;

     The Company's operations have been centered around its organization, evaluation of the mining industry, start-up financing of its operations, including acquisition of the Kearsarge Mine, evaluation of engineering data, obtaining additional mining claims and interests, obtaining necessary mining permits and formulation and implementation of its business plan. Financing for these activities has been obtained from its 1993-1994 public warrant offering; from Hanover Resources, Inc., an affiliated company which was merged with and into the Company (along with Group S Limited, another affiliated company) effective September 12, 1996; and from a group of investors lead by Neal A. Degerstrom, a director of the Company. In addition, the Company has filed an effective registration statement under the Securities Act of 1933, as amended, relating, among other things, to the sale of 1,000,000 shares of common stock during the eighteen month period the registration statement will be in effect, at prevailing market prices. The Company has incurred losses in connection with its operations through the period ended September 30, 1996 of $5,385,343.

                                   F/S-9

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HANOVER GOLD COMPANY, INC.

                         By:  /s/ James A. Fish
                              --------------------------------
                              its President

                              Date: November 8, 1996


                         By:  /s/ Wayne Schoonmaker
                              --------------------------------
                              its Principal Accounting Officer

                              Date: November 8, 1996