Form 10-K
period 1996-12-31
HANOVER GOLD COMPANY INC
filed 1997-03-25
CIK 778165

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended December 31, 1996
                                   OR
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________


                       HANOVER GOLD COMPANY, INC.
        (Exact name of registrant as specified in its charter)

       Delaware                    0-23022               11-2740461
(State or other jurisdiction     (Commission            (IRS Employer
   of incorporation)             File Number)        Identification No.)

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

       Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1997 was $15,725,773. The number of shares of common stock outstanding at such date was 19,886,443 shares. An additional 1,005,000 shares were deemed outstanding at such date pursuant to presently exercisable options.

                       HANOVER GOLD COMPANY, INC.
             ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR
                        ENDED DECEMBER 31, 1996

                            TABLE OF CONTENTS

                                                                      Page

SAFE HARBOR STATEMENT

GLOSSARY OF SIGNIFICANT MINING TERMS

PART I

     Item 1:  Business                                                 1

     Item 2:  Properties                                               8

     Item 3:  Legal Proceedings                                       10

     Item 4:  Submission of Matters to a Vote of Security Holders     10

PART II

     Item 5:  Market for Registrant's Common Equity
               and Related Stockholder Matters                        11

     Item 6:  Selected Financial Data                                 12

     Item 7:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations          12

     Item 8:  Financial Statements and Supplementary Data             15

     Item 9:  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                 15

PART III

     Item 10:  Directors and Executive Officers of the Registrant     16

     Item 11:  Executive Compensation                                 19

     Item 12:  Security Ownership of Certain Beneficial
                Owners and Management                                 22

     Item 13:  Certain Relationships and Related Transactions         24


PART IV

     Item 14:  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                26

SIGNATURES

                           Safe Harbor Statement

Except for the historical information contained herein, certain of the matters discussed in this annual report are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. Potential risks and uncertainties include, without limitation, the likelihood of continued losses from operations pending development of the Company's Alder Gulch mining properties in southwestern Montana, the need to obtain significant additional financing in order to develop the properties, risks associated with the mining industry generally, environmental risks associated with mining, the absence of established proven or probable reserves on the Alder Gulch properties, and other factors that may affect future results as described below.

The Company has had no significant revenue from mining operations, has experienced losses from operations for each of the last five years and, at December 31, 1996, had negative working capital. This trend is expected to continue for the next two to three years, and, possibly, longer, and is expected to reverse only if, as and when gold is produced from the Company's mining properties. The Company has not yet commissioned a feasibility study to determine whether large-scale mining of its Alder Gulch properties is warranted, and will not do so until further exploration has been conducted. If large-scale mining is determined to be warranted, the Company will need significant additional funds to construct mining facilities. Although management of the Company believes such funds could be obtained from several sources, including additional sales of its common stock, bank borrowings or a joint development or similar arrangements with another mining company, no assurance can be given that such funds will in fact be obtained. As the financial statements included in this report make clear, the Company's ability to continue as a going concern is predicated on management's ability to obtain additional funds and correct these deficiencies.
The Company's business is subject to extensive federal, state and local governmental controls and regulations, including regulation of mining and exploration operations, discharge of materials into the environment, disturbance of land, reclamation of disturbed lands, threatened or endangered species, and other environmental or ecological matters. Generally, compliance with these regulations requires the Company to obtain permits issued by federal, state and local regulatory agencies. Certain permits require periodic renewal or review of their conditions. Although the Company believes it is currently in compliance with all such permitting requirements, it cannot predict whether it will be able to obtain and maintain all permits needed for anticipated future mining operations. Compliance requirements for new mines and mills may require substantial additional control measures that could materially affect the cost of proposed operations or delay the commencement of such operations.

The Company is subject to all of the risks inherent in the mining industry, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company.

The Company's operations are significantly influenced by the prices of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world.

The Company has not yet established either proven or probable reserves on the Alder Gulch mining properties and no assurance can be given that any reserves will be established on the properties. Although the Company believes, based on engineering and geological studies which have been completed, that significant reserves exist on the properties, it has not undertaken a significant evaluation of the properties nor commissioned the preparation of an independent reserve report.

                 Glossary of Significant Mining Terms

Certain terms used throughout this report re defined below.

     Ag.  silver.

     Au.  gold.

     AuEq. Gold equivalent, being a measurement of gold and silver on a combined basis calculated to reflect the price and recovery differentials between the two metals.

     alluvial. Adjectivally used to identify minerals deposited over time by moving water.

     Archean.  An era in geologic time 3.4 billion years ago.

     basement or bedrock.  Solid rock underlying an alluvial deposit.

     deposit. A mineral deposit or mineralized material is a mineralized underground body which has been intersected by sufficient closely-spaced drill holes or underground sampling to support sufficient tonnage and average grade(s) of metal(s) to warrant further exploration or development activities. A deposit does not qualify as a commercially minable ore body (reserves) under standards promulgated by the Securities and Exchange Commission until a final, comprehensive economic, technical and legal feasibility study based upon test results has been concluded.

     development stage. Activities related to the preparation of a commercially minable deposit for extraction.

     exploration stage. Activities such as drilling, bulk sampling, assaying and surveying related to the search for minable deposits.

     fault or faulting. A fracture in the earth's crust accompanied by a displacement of one side of the fracture with respect to the other and in a direction parallel to the fracture.

     grade. A term used to assign value to reserves, such as ounces per ton or carats per ton.

     heap leaching. A gold extraction process involving the percolation of cyanide solution through crushed ore heaped on an impervious pad or base.

     igneous.  Rocks formed by the cooling and solidifying of magna or lava.


     intrusive. Rock which while molten penetrated into or between other rocks, but solidified before reaching the surface.

     lode mining. The extraction of ore from a deposit occurring in place within definite boundaries separating it from the adjoining rocks magnetic surveying. A mineral exploration technique which employs a magnetometer to measure the magnetic intensity of an area to determine possible mineralization.

     mineralization. The presence of minerals in a specific area or geological formation.

     ore. A natural aggregate of one or more minerals which, at a specified time and place, may be mined and sold at a profit or from which some part may be profitably separated.

     overburden. Waste rock and other materials which must be removed from the surface in order to mine underlying mineralization.

     placer mining. The extraction of ore from sediment rich in concentrated mineralization due to the high specific gravity of the mineralization.

     polymetallic. Adjectivally used to describe a deposit or formation containing many minerals.

     production stage. Activities related to the actual exploitation or extraction of a mineral deposit.

     reserves. That part of a mineral deposit which could be economically and legally extracted or produced at the time of determination. Reserves are subcategorized as either PROVEN (MEASURED) RESERVES, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling and measurement are spaced so closely and geologic character is so well defined that size, shape, depth and mineral content are well-established; or PROBABLE (INDICATED) RESERVES, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.

     shear zone. A tabular zone of rock which has been crushed and fragmented by parallel fractures due to "shearing" along a fault or zone of weakness. Shear zones can be mineralized with ore-forming solutions.

     schists. A strongly foliated crystalline rock which readily splits into sheets or slabs as a result of the planar alignment of the constituent crystals.

     trend.  The directional line of a rock bed or formation.

     volcanic or volcanogenic rock. Rock composed of clasts or pieces that are of volcanic composition.



        [The balance of this page has been intentionally left blank.]

                                 PART I

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS. Hanover Gold Company, Inc. (the "Company") was organized as a Delaware corporation in 1984 and is in the business of acquiring and maintaining gold mining properties in the Alder Gulch area of the Virginia City Mining District in southwestern Montana for exploration and future development.

The Company has no established proven or probable reserves. However, compilations of data derived from the Company's exploration activities in 1995 and 1996, and data collected earlier by Kennecott Exploration Company, support Kennecott's previous estimate of a potential mineralized gold deposit on the properties of approximately 26 million tons, having an average grade of .0615 ounces per ton. A mineralized deposit is a mineralized body which has been delineated by appropriate drilling or underground sampling to support estimates of tonnage and average mineral grade. Such a deposit does not qualify as a reserve until a comprehensive evaluation based upon unit cost, grade, recovery and other factors has been conducted, and the economic feasibility of exploiting the deposit has been determined. The Company has not yet undertaken such a comprehensive evaluation.

The Company's mining assets comprise 482 contiguous claims and one state mining lease, all located in the Alder Gulch area. The Company acquired these claims beginning in 1990 through its acquisition of Hanover International Limited ("Hanover International"); through a series of subsequent subleasing and option agreements with Hanover Resources, Inc. ("Hanover Resources") and Group S Limited ("Group S"), each of which was affiliated with the Company; and through other subleasing and option agreements with nonaffiliated third parties. As is disclosed elsewhere in this report, Hanover Resources and Group S were merged into the Company effective as of September 12, 1996, in exchange for 2,270,486 shares of the Company's common stock. An additional 3,625,000 shares of common stock were also issued to the stockholders of Hanover Resources in the transaction, in exchange for the same number of shares of common stock of the Company then held by Hanover Resources; the shares held by Hanover Resources were then canceled. See the section of this report entitled "Narrative Description of Business-Proposed Merger of Affiliated Companies."

Approximately half of the Company's mining claims are leased claims coupled with purchase options. The Company does not own these claims outright, but instead pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities; these payments in most cases are credited toward the purchase price of the claims under the purchase option provisions of the leases. If such payments are made, as is expected, the Company will acquire ownership of the mining claims, and in some instances the entire real property interest of the landowner-lessor. Conversely, if such payments are not made, the Company's interest in the claims will revert to the respective landowners. The Company's obligations pursuant to these leases and purchase options were $8,469,000 at December 31, 1996, of which $1,358,000 is payable in 1997, $1,458,000 is payable in 1998, $1,804,000 is payable in 1999, $2,312,00 is payable in 2000, $902,000 is payable in 2001 and $635,000 is payable thereafter. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 0.5% to 5% of net smelter returns. See the section of this report entitled "Narrative Description of Business-Consolidation of Claims in the Alder Gulch Area" and Note 3 to the Financial Statements.

The Company has been engaged in exploration and limited development activities in the Alder Gulch area more or less continuously since 1992. During that year, interests in the Kearsarge group of claims, comprising 34 claims held by Hanover Resources, and 201 mining claims held by Group S were contributed to a joint venture; the joint venture, in turn, entered into a mining venture agreement with Kennecott pursuant to which Kennecott was to have received a 51% interest in the claims and certain options rights, and in return would conduct a $5,700,000 multi-year work program and pay interim rentals and royalty obligations to the various landholders from whom the Company, Hanover Resources and Group S leased their claims. Kennecott withdrew from the mining venture in March of 1995, when it was unable to acquire additional claims in the Alder Gulch area believed necessary to support a large-scale mining development.

Exploration and development activities in the Alder Gulch area have consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing and assaying.
No mining or milling activities have occurred since 1995. Subsequent to Kennecott's withdrawal from the mining venture, all such activities have been funded by the Company. See the section of this report entitled "Properties."

As of December 31, 1996, the Company had expended $2,294,236 to conduct exploration and limited development activities on the Alder Gulch properties, and $8,210,816 in payments to the landowner-lessors of its mining properties. These expenditures, which aggregate $10,505,052, have been capitalized and will be depleted using the estimated recoverable units method at such time as the properties are placed into production. See the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Summary of Accounting Policies and Note 3 to the Company's Financial Statements for the year ended December 31, 1996.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Company is solely engaged in mining, which is a single industry segment.

NARRATIVE DESCRIPTION OF BUSINESS. The Company's activities in 1996 were dominated by the Degerstrom financing transaction and a related restructuring of the Company's management, the formulation and consummation of a plan to merge Hanover Resources and Group S into the Company, the consolidation of other claims and interests in the Alder Gulch area, and the compilation of existing geologic and other data from the Alder Gulch claims. These activities are described below in further detail.

DEGERSTROM GROUP FINANCING AND MANAGEMENT RESTRUCTURING. As previously reported, the Company entered into a securities purchase agreement with Neal
A. Degerstrom in June of 1995 in order to provide the Company with funds sufficient to meet its obligations to the landowner-lessors of the Company's Alder Gulch mining claims. Pursuant to the agreement, as amended, the Company issued and sold 6,000,000 shares of common stock to Mr. Degerstrom and associated persons over a seventeen-month period commencing in June of 1995, at prices ranging from $0.35 per share to $1.00 per share.

The securities purchase agreement also gave Mr. Degerstrom the conditional right to nominate three members for election to the Company's board of directors and to appoint a new president. Mr. Degerstrom exercised his director nomination rights at meetings of the board of directors of the Company held on August 17, 1995 and September 13, 1995, at which times he, James A. Fish and F. D. Owsley were elected to the seven-person board of directors. The presidential appointment rights were exercised at a meeting of the board of directors held on March 3, 1996, at which time Mr. Fish was appointed to succeed Fred R. Schmid; Mr. Fish was also appointed to succeed Mr. Schmid as chairman in May of 1996. The nomination and appointment rights granted to Mr. Degerstrom will continue to be exercised so long as he and his associated purchasers collectively own at least fifteen percent (15%) of the Company's outstanding common stock. The Company and its board of directors have agreed to take such action as is appropriate and consistent with their powers to ensure that such rights can be exercised.

According to a Schedule 13D, as amended, filed by Mr. Degerstrom and associated purchasers as a group, Mr. Degerstrom has disclaimed beneficial ownership of the shares owned by such associated persons (other than shares owned by N. A. Degerstrom, Inc., a corporation controlled by Mr. Degerstrom) and such associated persons have disclaimed beneficial ownership of the shares owned by Mr. Degerstrom and N. A. Degerstrom, Inc.

MERGER OF AFFILIATED COMPANIES. The boards of directors and stockholders of the Company, Hanover Resources and Group S approved a plan of merger, effective September 12, 1996, pursuant to which Hanover Resources and Group S have been merged into the Company in exchange for the issuance of 2,270,486 shares of common stock to the stockholders of Hanover Resources and Group S, and the distribution to Hanover Resources' stockholders of 3,625,000 additional shares of common stock in exchange for the same number of shares of Common Stock then held by Hanover Resources. Under the terms of the merger agreement, the Company issued 1,271,110 shares of common stock to acquire Hanover Resources (the Company actually issued 4,896,110 shares to the Hanover Resources stockholders, of which 3,625,000 shares were simultaneously exchanged for the same number of shares of common stock then held by Hanover Resources, which shares were then canceled), and issued 999,376 shares to acquire Group S, taking into account a 193,220 share adjustment to repay loans made by the Company to Group S. A total of 2,270,486 new shares of common stock were issued in the transaction, which represented approximately 11% of the Company's outstanding common stock as of the effective date of the merger.

The number of shares issued in the merger was determined and approved by the boards of directors of each company, and was based on the amount each company had invested to acquire and maintain its properties, the estimated mineral values of the properties held by each company, and (in the case of Hanover Resources) its existing ownership of 3,625,000 shares of the Company's common stock. These amounts and values, once determined, were then correlated to presumed market values for the common stock of $3.00 per share and $1.50 per share, which approximated the market values of the stock during the period of the Kennecott mining venture and immediately prior to Kennecott's withdrawal from the mining venture in March of 1995, respectively.

As part of the merger, all inter-company balances were eliminated and various mining sublease and option agreements between or among the three companies were terminated. As a consequence of the merger, the Company assumed ongoing rental and royalty obligations with respect to Hanover Resources' and Group S's mining claims. As previously noted in this report, the Company's rental and royalty obligations to the landowner-lessors were approximately $8,469,000 as of December 31, 1996, of which approximately $3,910,000 was formerly attributable to Hanover Resources' claims and approximately $3,050,000 was formerly attributable to Group S's claims. As described below under "-Consolidation of Claims in the Alder Gulch Area," the Company reached an agreement with one such landowner-lessor in April of 1996, which reduced the amount of Group S's obligation by approximately $3,000,000, in exchange for the forgiveness of certain indebtedness, the issuance of shares of the Company's common stock, and the assignment of an unusable ore processing facility and other mining equipment. See Note 3 to the Financial Statements.

The Company has accounted for the merger of Hanover Resources and Group S as a combination of entities under common control similar to a pooling of interests. Accordingly, the financial statements of the Company give retroactive effect to these acquisitions, as if Hanover Resources, Group S and the Company had always operated as a single entity. The assets of Hanover Resources and Group S have been recorded at cost, and no value has been ascribed to good will.

The boards of directors of the Company, Hanover Resources and Group S approved the proposed merger for a variety of reasons, the principal reason being to consolidate the mining properties of the three companies under a single entity so that the Company can move forward in a simple, straightforward manner with continued exploration and development. Although the constituent companies' mining claims are contiguous, the terms of the related party transactions through which they were controlled would have made it difficult, in management's opinion, to proceed with any comprehensive financing or mine development plan.

CONSOLIDATION OF CLAIMS IN THE ALDER GULCH AREA. The Company has made substantial progress in its efforts to consolidate the mining claims belonging to nonaffiliated entities in the Alder Gulch area since June of 1995. These efforts are described below.

ADDITIONAL ALDER GULCH CLAIMS. In early February of 1996, the Company announced that it had acquired the remaining 20% interest which it did not previously own in seven patented and one unpatented mining claim in the Apex claims area of the Alder Gulch from a nonaffiliate for $90,000, and that it had also entered into an agreement to acquire a 0.5% gross overriding royalty interest burdening the Company's Kearsarge group of claims held by another nonaffiliate in exchange for 5,000 shares of common stock and options to acquire an additional 5,000 shares, exercisable on or before November 1, 1997 at the price of $2.50 per share. The Company also agreed that, if, during the period ending November 1, 1997, the average bid price of the common stock did not exceed $4.00 per share, it would issue the nonaffiliate additional shares in an amount determined by reference to the market value of the common stock at such date. Had the number of such shares been determined at March 1, 1997, the Company would have been obligated to issue the nonaffiliate approximately 1,390 additional shares.

In August of 1996, the Company entered into an agreement to acquire an additional patented claim in the Alder Gulch area from a nonaffiliate for $210,000. The Company's obligations under this agreement are payable in quarterly installments of $9,250 each through October 1, 2001.

AGREEMENT TO ACQUIRE EASTON-PACIFIC. The Company announced on March 10, 1997 that it had entered into an agreement, dated March 7, 1997, with Easton-Pacific and Riverside Mining Company ("Easton-Pacific") for the acquisition of all of the issued and outstanding shares of capital stock of Easton-Pacific in exchange for 7,000,000 shares of the Company's common stock, following which Easton-Pacific will become a wholly-owned subsidiary of the Company. Easton-Pacific has advised the Company that it owns or controls 36 patented and 137 unpatented mining claims in the Brown Gulch area, in a claims block that is contiguous to the Company's claims block, and an interest in an additional 35 patented and 58 unpatented claims near Norris and Pony, Montana, some 35 miles northwest of Browns Gulch.

The common stock of the Company to be issued to the holders of Easton-Pacific's capital stock in the transaction will be included in an effective registration statement under the Securities Act of 1933, as amended (the "Securities Act") and will generally be freely transferable following such issuance. Certain affiliates of Easton-Pacific will be required to enter into lock-up agreements as part of the transaction, however, prohibiting the resale of any shares of common stock received in the transaction for a period of six months and limiting the number of shares that may be resold during the ensuing twelve-month period. The agreement also provides that Richard J. Fisher, Easton-Pacific's current president, will be appointed to the board of directors of the Company at closing.

It is expected that the transaction will close no later than June 30, 1997. Closing is specifically conditioned on:
the approval by the board of directors of the Company of definitive transaction documents; the filing by the Company of an effective registration statement under the Securities Act (which registration statement may take the form of a post-effective amendment to its current registration statement) with respect to the shares of common stock to be issued by the Company in the transaction; the approval of the transaction by the Company's stockholders in accordance with proposed requirements of the Nasdaq Stock Market; the approval of the transaction by the shareholders of Easton-Pacific; and the delivery of the opinion of counsel to the effect that the transaction will be tax free to Easton-Pacific and its shareholders.

As part of the transaction, N. A. Degerstrom ("Degerstrom"), an affiliate of the Company, has guaranteed payment of the Company's obligations to the landowner-lessees of its mining claims for a period of eighteen-months, or until August 7, 1998, up to an amount of $2,891,210; such guaranty will take effect in the event the Company is unable, for any reason, to meet such obligations. As consideration for such guarantee, the Company's board of directors on March 10, 1997 approved the grant of options to Degerstrom to purchase up to 2,312,968 shares of common stock of the Company, which options are exercisable at the price of $1.25 per share for a period of three years from the date of grant. Payments made by Degerstrom pursuant to the guarantee, if any, will be credited toward the exercise of such options.

It is anticipated that the transaction will be accounted for by the Company as a purchase of assets as opposed to a pooling of interests.

The Company had previously announced, in February of 1996, that it had entered into a letter of intent with Easton-Pacific contemplating a possible merger of Easton-Pacific into the Company in exchange for 14,368,713 shares of the Company's common stock. That letter of intent expired in July of 1996, although representatives of the Company and Easton-Pacific continued to discuss the possibility of combining their respective mining properties. These discussions lead to the agreement that was signed on March 7th.

ACQUISITION OF CLAIMS FROM TABOR RESOURCES; LITIGATION WITH TABOR. Effective March 25, 1996, the Company entered into an asset purchase agreement with Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented mining claims, 120 unpatented mining claims, and one state mining lease, covering properties located in the Alder Gulch area. The Company issued Tabor 525,000 shares of common stock in the transaction and also agreed that, if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock did not exceed $2.00 per share for a consecutive 30-day period prior to April of 1998, it would issue Tabor such number of additional shares as was necessary to raise the aggregate market value of the shares then owned by Tabor to $2.00.

As part of the transaction, the Company also agreed to prepare and file a registration statement under the Securities Act covering the shares issued to Tabor, cause such registration statement to be declared effective within six months of the effective date of the agreement, and thereafter maintain the registration statement in effect for a period of eighteen months to enable Tabor to resell the shares (and to enable other selling stockholders to sell additional shares of common stock also covered by the registration statement) should it so choose. In addition, the Company granted Tabor certain piggy-back registration rights under the Securities Act, the effect of which is to enable Tabor to include any shares remaining unsold following the termination of effectiveness of the registration statement described above in any registration statement subsequently filed by the Company relating to securities to be sold for the account of the Company or for the accounts of any of its affiliates.

The agreement between the Company and Tabor further provided that, pending effectiveness of the registration statement, conveyancing documents covering the claims sold to the Company and certificates evidencing 400,000 of the 525,000 shares issued to Tabor were to be held in escrow. The agreement further provided that, in the event the registration statement was not declared effective within six months of closing, such documents and certificates, at Tabor's election, would be returned to the respective parties and the transaction would be deemed to have been rescinded.

The registration statement required to be filed by the Company was declared effective by the Securities and Exchange Commission on September 3, 1996. Shortly following the effective date, and despite the Company's compliance with all of the terms and conditions of its agreement with Tabor, Tabor informed the Company that it was withholding authorization to release the conveyancing documents and the share certificates from escrow. As a consequence, the Company initiated an action against Tabor in United States District Court for the Eastern District of Washington (Case No. CS-96-663-
FVS) on October 4, 1996 for breach of contract and injunctive relief.

Subsequently, Tabor filed counterclaims against the Company alleging violations of the registration and antifraud provisions of federal securities law. The Company believes such claims are without merit and expects that it will prevail in the action and obtain title to the mining claims and lease that are the subject of the transaction.

RESTRUCTURING OF CERTAIN RENTAL AND ROYALTY OBLIGATIONS. As previously noted, the Company does not own all of its Alder Gulch mining claims outright, but instead leases some of the claims from various landowner-lessors to whom it pays rentals and in exchange for the right to conduct mining activities. As is previously noted in this report, at December 31, 1996, these rental obligations aggregated approximately $8,469,000, of which $1,358,000 is payable in 1997, $1,458,000 is payable in 1998, $1,804,000 is payable in 1999, $2,312,00 is payable in 2000, $902,000 is payable in 2001 and $635,000 is payable thereafter. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 0.5% to 5%.

Since late 1995, management of the Company has made a concerted effort to renegotiate the terms of certain of these leases to reduce the Company's future cash requirements and, more importantly, to lessen the production royalty obligations and thereby make the claims more attractive to a joint venture or other development partner. Effective March 26, 1996, Group S (which was subsequently merged with and into the Company) entered into an agreement with Roy Moen and an affiliated entity, Moen Builders, Inc. (hereinafter collectively referred to as "Moen"), amending the terms of an October 1991 lease and option agreement covering 201 mining claims in the Alder Gulch area. Under the terms of the former agreement, Group S was obligated to pay Moen aggregate rentals and other costs of $7,581,764 over a period of seven years, of which $4,150,000 was payable during a three year period beginning in 2001. ($1,181,764 of Group S's rental obligations to Moen had been paid as of December 31, 1995. $550,000 of this amount was advanced by the Company on Group S's behalf, as a consequence of which Group S received 193,220 less shares of common stock of the Company than it otherwise would have received in the merger of the Company, Hanover Resources and Group S described elsewhere in this report.) In addition, once the claims were placed into production Group S was also obligated to pay Moen a landowner's production royalty (essentially a royalty equal to the sales price of the minerals produced, less smelting charges) of up to 5% if the price of gold was $425 per ounce or higher, declining to 1% in the event the price of gold was less than $425 per ounce. The agreement further provided that Group S would acquire a proportionate ownership interest in the claims as rental payments were made, thereby reducing the risk of forfeiture in the event Group S was unable to meet its obligations.

The amended agreement reduces the Company's overall rental obligations by $3,000,000 and establishes a new payment schedule providing for bi-annual payments of $200,000 to $300,000, which commenced October 16, 1996 and ends September 1, 2002. The amended agreement also reduces from 5% to 2.5% the production royalty Moen would receive if the claims are placed into production. Like the former agreement, the production royalty declines to 1% in the event the price of gold is less than $425 per ounce; unlike the former agreement, the Company will not acquire a proportionate ownership interest in the claims as rental payments are made. Rather, such ownership will become vested only when all future rental payments, totalling approximately $2,850,000 as of March 1, 1997, have been made.

In consideration of the agreed reductions in the Company's rental and royalty obligations to Moen, the Company issued 250,000 shares of common stock to Moen, and granted him three-year options, exercisable at the price of $2.00 per share, to acquire an additional 200,000 shares. The Company also agreed to prepare and file a registration statement under the Securities Act covering the shares and options, and to maintain such registration statement in effect for a period of one year so that Moen may resell the shares and options should he so choose. As previously noted in this report, such registration statement was declared effective on September 3, 1996.

As further consideration for the agreed reductions, the Company forgave approximately $89,000 in indebtedness which Moen and a related entity incurred in 1993 in connection with purchase of equipment and the customizing of a mill facility near Virginia City. The Company also transferred two mine trucks to Moen, having a book value at December 31, 1995 of $43,183, and caused Geneva Mill L.C. to assign and convey to Moen an unusable ore processing facility located in Radersburg, Montana, together with approximately twenty acres of real property on which the facility is located. (As is disclosed elsewhere in this report and in Note 5 to the Consolidated Financial Statements, the carrying value of a promissory note issued to the Company by Geneva Mill L.C. in 1994 in connection with the Company's financing of the mill's acquisition and refurbishment was written down in 1995 to $220,000.) In addition, N. A. Degerstrom, Inc., which is controlled by an affiliate of the Company, transferred certain equipment maintained at a Degerstrom-operated milling facility near Soda Springs, Idaho to Moen. Such equipment was estimated by Degerstrom to have a fair market value of approximately $30,000; the Company has compensated N. A. Degerstrom, Inc. for such value.

COMPILATION OF GEOLOGIC AND OTHER DATA. During 1996 the Company completed a compilation of the geologic and other data generated by it and Kennecott, and a preliminary metallurgical study of the ores derived from previous exploration and development activities. Also, during October of 1996 the Company continued exploration activities in the Alder Gulch area by drilling four diamond drill holes on the Kearsarge-Apex shear zone. The results of these activities are set forth in the section of this report entitled "Properties."

OTHER ACTIVITIES. The Company continually evaluates other precious metals mining opportunities for possible acquisition or joint venture, and from time-to-time engages in exploratory discussions regarding such opportunities. As of the date of this report, the Company has no agreement, understanding or arrangement with any person regarding the acquisition of mining properties outside the Alder Gulch area.

EXECUTIVE OFFICES AND EMPLOYEES. The Company's principal executive offices are located in a 1,850-square foot facility at 1000 Northwest Boulevard, Suite 100, Coeur d'Alene, Idaho 83814. In addition, the Company leases a small exploration office in Helena, Montana. At March 1, 1997, the Company employed two full-time and two part-time management, finance and administrative employees.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES. The Company is not engaged in foreign operations.

MINING, ENVIRONMENTAL AND OTHER MATTERS PERTAINING TO PROPERTIES.

OVERVIEW. The Company, like other mining companies doing business in the United States, is subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in the vicinity of its mining operations. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands effected by a mining facility once commercial mining operations have ceased.

Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies--in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act--have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. The Company's Alder Gulch properties are located in Montana, which, despite its history as a major mining area, has in the last decade gradually limited mine development as tourism and environmental concerns have assumed greater economic and political importance. Although mines continue to be approved for development in the state, the cost and uncertainty associated with the permitting process have resulted in fewer mining applications and higher operating costs for those mining companies seeking to do business in the state. These laws are briefly discussed below.

THE CLEAN WATER ACT. The federal Clean Water Act is the principal federal environmental protection law regulating mining operations. The Act imposes limitations on waste water discharges into waters of the United States, including discharges from point sources such as mine facilities. In order to comply with the Clean Water Act, the Company will be required to obtain one or more permits which will control the level of effluent discharges from its proposed mining and processing operations.

THE CLEAN AIR ACT. The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in enabling regulations adopted under the Act to include various metals and cyanide, the latter of which is used in heap leach recovery processes. The Act also imposes limits on the level of particulate matter generated from mining operations, which may require the Company to adopt dust control techniques in all phases of mining.

THE NATIONAL ENVIRONMENTAL POLICY ACT. The National Environmental Policy Act ("NEPA") requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined. Because the Company's Alder Gulch mining properties are located on federal lands, mining operations on those lands will likely be conditioned on the preparation, review and approval of an environmental impact statement outlining in detail the environmental effects of such operations and the Company's efforts to ameliorate such effects.

THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT.
The federal Comprehensive Environmental, Response, Compensation and Liability Act ("CERCLA")imposes clean-up and reclamation responsibilities with respect to unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

MONTANA ENVIRONMENTAL LAWS AND REGULATIONS. Montana has adopted counterparts to NEPA and CERCLA, being the Environmental Policy Act and the Metal Mine Reclamation Act, both of which are administered by the Department of Lands. The state has also adopted the Air Quality Act and Water Quality Act, which parallel to a large extent the provisions of the Clean Air Act and Clean Water Act; these statutes are administered through various bureaus of the Department of Environmental Quality.

A Montana citizen's initiative known as I-122, which sought to impose more stringent point source discharge limitations on operations affecting Montana's streams and rivers, was defeated during the 1996 general election. Had the 1996 initiative been approved, the operators of new metals mines in Montana would have been required to remove specified levels of carcinogens, toxins, metals and nutrients produced from mining operations before discharging them into a river or stream. Under current law, untreated wastes are discharged into specified "mixing zones" of a river or stream, and are thereby diluted to ostensibly safe levels; these mixing zones are required to be continuously monitored to ensure that contaminants do not exceed these levels.

No assurance can be given that proponents of the initiative will not seek to reintroduce the measure in the future. It is not presently known whether the initiative, if reintroduced and approved, would materially affect the Company's proposed operations in the Alder Gulch.

THE COMPANY'S PERMITTING STATUS. Gold was first discovered in the Alder Gulch area in 1863, and extensive mining activities in the area continued until the 1940s, when production from conventional mining processes dwindled. As a consequence of these activities, the Company believes it will experience less difficulty in obtaining permits for large scale mining development than would be the case were it seeking to develop an area that had no history of mining operations. The Company has obtained certain permits and approvals in conjunction with the limited exploration and minor development activities conducted on the Alder Gulch properties from 1993 to 1996, and believes that it will meet existing criteria for additional permits and approvals necessary to large scale development.

Nonetheless, substantial planning will be required of the Company in order to comply with the requirements of existing laws and regulations, and no assurance can be given that any proposed plans to conduct large scale development of the Alder Gulch properties will be timely realized. Extensive data regarding the effect of any such development on the air water quality of the area is being collected and analyzed at significant cost to the Company, and will be presented to the various regulatory agencies in the future, in the form of a mine development and reclamation plan. These agencies will then review and evaluate the plan, and are free to reject it or impose additional requirements which could increase the cost of development to a level beyond that deemed economically feasible. The Company may encounter opposition from local environmental groups and organizations once its development plans are presented to the regulatory authorities and made available for public comment.

Item 2. Properties.

THE ALDER GULCH PROPERTIES. The Company's mining properties are located in the historic Alder Gulch area of the Virginia City Mining District in southwestern Montana, approximately 50 miles southeast of Butte, Montana. Gold was first discovered in the area in 1863. An estimated 2.5 million to 10 million ounces of gold have been produced from placer operations in the Alder Gulch that extended from the townsite of Summit 15 miles downstream to the town of Alder, Montana. Gold has also been produced from lode mines in the area since the late nineteenth century, although reliable production records are not available. The Company believes the historical mining activity and the geology of the district are indicative of large gold-bearing mineral systems, and that the area has a very high potential for additional discovery.

At December 31, 1996, the Company's properties consisted of 482 contiguous mining claims and one state mining lease covering an area of approximately
15.4 square miles. The topography of the area is mountainous, however the properties are seasonally accessible by road.

Mineralization on the Company's claims is hosted by Archean metamorphic rocks. These rocks have been subjected to one or more metamorphic events and subsequent orogenic folding and faulting. The Kearsarge-Apex mineralization occurs within a major shear zone cutting carbonate facies iron formation. Data compiled by the Company indicate that this mineralization is disseminated in the iron formation and irregularly distributed as high grade gold zones within the shear. Gold is associated with quartz, iron carbonate, green mica, biotite, garnet, graphite and pyrite. Post-metamorphic hydrothermal alteration indicates the possibility of additional types of mineralization in the area. Mineralization is disrupted by high and low angle post-mineral faulting.

Archean-aged gold deposits in shear zones and iron formation are noted for their prolific gold production. Production from similar types of deposits accounted for approximately 20% of world production in 1995.

HISTORICAL EXPLORATION ACTIVITIES ON THE PROPERTIES. During 1993 and 1994 Kennecott conducted a surface drilling program on the Company's Alder Gulch claims and the adjoining claims owned by Group S. Eight diamond drill core holes were drilled to test the Big Vein and the Kearsarge Vein. These holes encountered significant mineralization. During 1994 and 1995 the Company drove approximately 3,000 feet of lateral and cross cut workings in the Kearsarge and Apex mines, and drilled 23 diamond drill holes along and between the Big Vein and the Kearsarge Vein to evaluate and extend the mineralization encountered by Kennecott's drilling. This was supplemented by the drilling of four additional diamond drill holes along the Kearsarge-Apex shear zone in October of 1996.

Information compiled by the Company during 1996 included the results of mapping and sampling of the workings, lithologic logging of all underground drill holes, and splitting and assaying previously unassayed intervals of the holes. The drill holes intercept mineralization over a strike length of 1,000 feet with a thickness that varies from 100 to 200 feet and a vertical extent of at least 480 feet. The deepest hole ends in mineralization. Mineralization is open in all directions, particularly to depth. The following table sets forth information concerning drill holes representative of the grades and thickness encountered at the Kearsarge-Apex shear zone.


     Drill Hole          From      To        Length    Au opt

     UGKS 1               95.0     135.0      40.0     0.061
     UGKS 4               85.0     109.9      24.9     0.020
                         140.0     213.0      73.0     0.109
     UGKS 5               55.0      75.8      20.8     0.076
                         114.7     191.0      76.3     0.115
     UGKS 9               45.4      80.0      34.6     0.088
                         155.0     229.6      74.6     0.152
     UGKS 11              51.0     106.2      55.2     0.213
     UGKS 12               0.0     138.8     138.8     0.092
     7000-1                5.5     103.9      98.4     0.222
     7000-3                9.6     110.4     100.8     0.379
     7000-6                5.0      88.6      83.6     0.094
     KS 1                305.0     507.0     202.0     0.191
     KS 2                313.0     383.0      70.0     0.051
                         428.0     453.0      25.0     0.135
                         465.0     507.0      42.0     0.157
     KS 4                311.0     371.0      60.0     0.031
     KS 5                404.0     479.0      75.0     0.094
     KS 8                295.0     480.0     185.0     0.095

Based on the Company's examination of the drill core, the underground workings, and the geology maps and cross sections, management believes that the mineral system is more extensive than the two parallel vein systems. The Big Vein and Kearsarge Vein and the interval between these structures are mineralized. The mineralization occurs in lenticular shaped bodies that vary in thickness along strike and dip. Additional drilling, however, will be required to detail the configuration of the mineralization and to define its limits in three dimensions. For this reason, this mineralization is not considered a reserve. The size of the mineralized deposit to an average depth of 500 feet below the surface is estimated to be 6,000,000 tons with an average grade of .083 ounces of gold per ton. The thickness and grade of mineralization, combined with metallurgical studies indicate that open pit mining and a gravity processing system followed by carbon-in-leach milling would be effective and efficient methods for extracting the resource.

FUTURE EXPLORATION ACTIVITIES. The Company expects to conduct further exploration activities on the Alder Gulch properties during 1997, but has not yet established an exploration budget. The amount expended in 1997 will depend, among other things, on the Company's ability to negotiate a joint development or other arrangement with another mining company during the year, and on the Company's cash position during the year. Any such exploration activities are expected to include a continuation of surface geologic mapping and sampling, and additional diamond core drilling on the Kearsarge and Apex claims to define further the extent and grade of mineralization on these prospects. These activities will likely be supplemented by core drilling on other targets on the Company's claims, to the extent funds are available.

The Company has received expressions of interest from a number of North American mining companies regarding a joint venture or other economic arrangement to develop the Alder Gulch mining properties. The Company has entered into discussions with representatives of these companies and believes such an arrangement could be concluded during the next twelve months.

Item 3. Legal Proceedings.

As previously noted in this report, in the section entitled "Business-Consolidation of Claims in the Alder Gulch Area," the Company initiated an action against Tabor in United States District Court for the Eastern District of Washington (Case No. CS-96-663-FVS) on October 4, 1996 for breach of contract and injunctive relief based on Tabor's breach of the terms of a March 25, 1996 asset purchase agreement with the Company. Subsequently, Tabor filed counterclaims against the Company alleging violations of the registration and antifraud provisions of federal securities law. The Company believes such counterclaims are without merit and expects that it will prevail in the action to obtain title to the mining claims and lease that are the subject of the asset purchase agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.



        [The balance of this page has been intentionally left blank.]

                               PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.

MARKET INFORMATION. The common stock of the Company is traded on the Nasdaq SmallCap Market under the symbol "HVGO". The following table sets out the high and low prices per share for the common stock for 1996 and 1995, as reported by Nasdaq. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.

                           1996                      1995
                    High           Low        High           Low
                    ----           ---        ----           ---
First Quarter       $ 2-3/8     $ 1-5/16     $ 1-5/8        $ 1/4
Second Quarter      $ 2-7/8     $ 1-3/8      $ 3-1/16       $ 5/16
Third Quarter       $ 1-11/16   $ 1          $ 2-1/2        $ 1-3/16
Fourth Quarter      $ 1-11/16   $ 1-1/8      $ 2            $ 3/4

HOLDERS. The number of stockholders of record on March 1, 1997 was approximately 260. Based on mailings made in connection with the 1996 special meeting of the Company's stockholders, the Company believes the shares held of record by such stockholders are beneficially owned by approximately 2,000 persons.

DIVIDENDS. The Company has declared no cash or stock dividends on its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.


        [The balance of this page has been intentionally left blank.]

Item 6. Selected Financial Data.

The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 7 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data for the year ended December 31, 1996 have been derived from the Company's financial statements appearing elsewhere in this report, which have been audited by BDO Seidman LLP, Spokane, Washington. The selected financial data for the four years ended December 31, 1995 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by Zeller Weiss & Kahn, Mountainside, New Jersey. The selected financial data should be read in conjunction with, and is qualified by such financial statements and the notes thereto.


                                    1996             1995            1994          1993            1992

Summary of Balance Sheets:

Working capital (deficit)      $   (49,331)       $  428,469     $   31,422     $1,815,006     $  259,171
Current assets                     203,722           894,229      1,029,081      3,052,439        395,078
Total assets                    10,806,150         8,441,690      8,646,755      7,962,755      3,231,756
Current liabilities                253,053           465,760        997,659      1,237,433        135,907
Long-term obligation               194,065                 0              0              0        690,366
Total liabilities                  447,118           465,760      1,267,789      1,487,433        826,273
Stockholders' equity            10,359,032         7,975,930      7,378,966      6,475,322      2,405,483

Summary of Statements of Operations:

Revenues (1)                         3,510           499,299        216,418              0        135,262
Net loss (2)                    (1,328,327)       (2,329,190)    (1,362,954)      (256,769)      (314,878)
Net loss per share                    (.08)            (0.20)         (0.14)         (0.03)         (0.06)
____________________

(1)  Cumulative revenues for the period from inception (May 2, 1990) through December 31, 1996 were $1,151,958.

(2)  Cumulative losses for the period from inception (May 2, 1990) through December 31, 1996 were $5,913,098.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW. 1996 was a year of slow but sustained progress for the Company. During the year, the Company substantially completed its objective of consolidating the mining properties in the Alder Gulch area, both by acquiring additional claims and interests from nonaffiliated parties and by completing the merger of its Hanover Resources and Group S affiliates into the Company. Toward the end of the year, the Company also was able to renew drilling activities on the properties. These activities have enhanced the Company's knowledge and understanding of the properties, and have contributed to its ongoing geological and metallurgical evaluation. Although management continues to believe the properties lend themselves to large-scale development, the Company does not as of the date of this report have the cash resources necessary for development nor a development agreement with any major mining company.

The Company had hoped to conclude negotiations during the year for the acquisition of significant additional mining claims and interests contiguous to those of the Company held by Easton-Pacific, but was unable to do so owing to substantial differences of opinion concerning the value of Easton-Pacific's assets and uncertainty regarding possible environmental liabilities associated with certain of those assets. As is disclosed elsewhere in this report, however, the Company and Easton-Pacific were able to resolve these differences and have entered into an agreement, dated March 7, 1997, pursuant to which the Company will acquire all of the outstanding capital stock of Easton-Pacific, whereupon Easton-Pacific will become a wholly-owned subsidiary of the Company. The transaction with Easton-Pacific is subject to approval by the Company's and Easton-Pacific's stockholders, and is expected to close on or about June 30, 1997.

The Company continued to be supported during the year with equity capital from the investor group formed in 1995 and lead by Neal A. Degerstrom, an affiliate of the Company, and with equity capital derived late in the year from the public sale of 1,000,000 shares of its common stock at the price of $1.25 per share. The Company intends to issue additional shares of its common stock to the public during 1997 in order to meet its ongoing obligations to the landowner-lessors of the various mining claims it leases, and to provide working capital for continued exploration of its Alder Gulch properties. The number of shares to be issued in such offering and the price at which they will be offered have not been determined as of the date of this report.

The Company continues to receive expressions of interest from a number of North American mining companies concerning a joint venture or other economic arrangement to explore and develop the properties, however, and is presently discussing such possibilities with representatives of these companies. The Company previously reported that such an arrangement would be negotiated and concluded during 1996, however the uncertainty within the mining industry resulting from the Montana clean water citizens initiative prevented this from happening. Management of the Company has now revised its estimate and believes such an arrangement can be negotiated and concluded during 1997. This estimate is predicated on the occurrence of certain events during 1997, including continued favorable results from exploration activities conducted on the Alder Gulch properties, prevailing prices for gold and continued progress in the Company's efforts to consolidate additional claims and interests in the area.

Results of Operations.

1996 COMPARED TO 1995. During the year ended December 31, 1996, the Company realized revenues of approximately $3,500 resulting from the sale of carbon product stockpiled at the Company's inactive mine. During the year ended December 31, 1995, the Company had revenues of approximately $499,000 comprised of $249,000 from the sale of refined gold and $250,000 from an option payment under the Kennecott mining venture. The Company's mining operations were suspended in March 1995 due to a lack of funds following Kennecott's withdrawal from the mining venture. Milling operations were suspended in April 1995.

Operating expenses decreased to $1,312,000 for the year ended December 31, 1996 from $2,826,000 for the year ended December 31, 1995 (54%). The overall decrease was primarily due to the suspension of mining and milling activities in 1995. As a result, there were no costs of goods mined in 1996 as compared to $1,077,000 in 1995. Additionally, in 1995 the Company wrote down the carrying value of its note receivable due from the related party mill operator by $780,000 to reflect the receivable's estimated net realizable value. General and administrative expenses increased to $1,285,000 in 1996 from $931,000 in 1995. The increase in general and administrative expenses was primarily due to a $100,000 increase in salaries and payroll costs associated with officers and personnel hired during 1996, professional fees incurred in 1996 in connection with the Company's acquisition of Hanover Resources and Group S of approximately $80,000, and an increase in facility related expenses of approximately $50,000 due to the Company's establishment of its Coeur d'Alene headquarters. Primarily as a result of the foregoing factors, the Company recognized a net loss of $1,328,000 in 1996 versus a net loss of $2,329,000 in 1995.

1995 COMPARED TO 1994. During the year ended December 31, 1995, the Company's revenues increased to $499,000 from $216,000 for the year ended December 31, 1994 (131%). The increase was due, in part, to the receipt of $250,000 from an option payment under the Kennecott mining venture in 1995. The Company's revenues from the sale of refined gold increased to $249,000 in 1995 from $216,000 in 1994 primarily as a result of volume increases. As previously noted, the Company suspended its mining and milling activities in March and April 1995, respectively.

Cost of goods mined increased to $1,076,000 in 1995 from $911,000 in 1994 (18%) due to an increase in production. In 1995, the Company wrote down the carrying value of its note receivable due from the related party mill operator by $780,000 to reflect the receivable's estimated net realizable value. General and administrative expenses increased to $931,000 in 1995 versus $738,000 in 1994 (26%) primarily as a result of increases in officers' salaries, printing expense and insurance. Interest income decreased to $30,000 in 1995 from $98,000 in 1994 (69%) primarily due to lower levels of invested funds. Primarily as a result of the foregoing factors, the Company recognized a net loss of $2,329,000 in 1995 versus a net loss of $1,362,000 in 1994.

Liquidity and Capital Resources.

The Company has been in the development stage since its inception. At December 31, 1996, the Company had no recurring sources of revenue, had incurred operating losses since its inception and had negative working capital. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations on its Alder Gulch mining claims. At December 31, 1996 the rental and royalty obligations payable in 1997 totalled $1,358,000. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's independent certified public accountants modified their report, dated March 7, 1997, on the Company's December 31, 1996 financial statements to include an explanatory paragraph relative to a going concern uncertainty. Management believes the Company will meet its 1997 obligations using existing funds and funds to be derived from the anticipated sale of additional shares of its common stock. However, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch properties, it may continue to experience a shortage of working capital.

The Company has incurred aggregate losses of $5,913,098 from inception through December 31, 1996 because it has not yet been able to place the Alder Gulch properties into large-scale production. The Company's inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture and the Company's lack of success through 1995 in consolidating the various claims and interests in the area. Although the Company has been able to conduct exploration and limited development activities on the properties, primarily as the result of its former arrangement with Kennecott and, to a lesser extent, as the result of exploration and evaluation work performed by the Company during 1995 and 1996, significant additional work must be undertaken to determine whether the properties support large-scale mining operations. The Company has received expressions of interest from several North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, but has not yet concluded such an arrangement. Management of the Company now believes such an arrangement can be concluded during 1997.

As discussed elsewhere in this report, the Company restructured its management in late 1995 and early 1996, and took a number of significant steps to consolidate the Alder Gulch mining properties. In addition, the Company has completed a compilation of geologic and other technical data generated from its and Kennecott's prior exploration activities. (See the section of this report entitled "Narrative Description of Business.") Management believes these activities will have a positive effect on the Company's performance during 1997, and that the Company will be successful in negotiating a joint venture or other arrangement with a major mining company to explore and, if warranted, develop its properties.

At December 31, 1996, the Company had a deferred tax asset of approximately @,070,000. A valuation allowance equal to this amount has been established. Management of the Company cannot determine that it is more likely than not that the Company will realize the benefits from these deferred tax assets.

Although the Company's operations are subject to general inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes exploration and development activities, which can be expected during 1997 if it is successful in negotiating a joint venture or other economic arrangement with another mining company, inflation will result in an increase in the cost of goods and services necessary to its mining operations.

Cash flows for the Company for each of the years in the three year period ended December 31, 1996 were as follows:

YEAR ENDED DECEMBER 31, 1996. Operating activities of the Company used $1,513,000, primarily as a result of the 1996 net loss of $1,328,000 and a decrease in accounts payable of $215,000. $1,347,000 was used in investing activities, primarily as a result of payments made in relation to the Company's mineral properties. The Company generated $2,229,000 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position decreased by $638,000 to $96,000 at December 31, 1996.

YEAR ENDED DECEMBER 31, 1995. Operating activities of the Company used $1,628,000, primarily as a result of the 1995 net loss of $2,329,000, adjusted for noncash expenses of $200,000 in marketing fees received in exchange for common stock and a $780,000 write down in the carrying value of a note receivable, and a decrease of $423,000 in accrued expenses. $822,000 was used in investing activities, primarily as a result of payments made in relation to the Company's mineral properties. The Company generated $2,463,000 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position increased by $11,000 to $734,000 at December 31, 1995.

YEAR ENDED DECEMBER 31, 1994. Operating activities of the Company used $1,779,000, primarily as a result of the 1994 net loss of $1,362,000, an increase in inventory and prepaid expenses of $225,000 and a decrease of $254,000 in accrued expenses. $2,694,000 was used in investing activities, primarily as a result of payments of $1,591,000 made in relation to the Company's mineral properties and $972,000 advanced to a related party under a note receivable. The Company generated $2,225,000 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position decreased by $2,248,000 to $723,000 at December 31, 1994.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company for the year ended December 31, 1996 included elsewhere in this report have been audited by BDO Seidman LLP, Spokane, Washington. An index to such financial statements appears at page 28 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective January 14, 1997, the Company replaced Zeller Weiss & Kahn with BDO Seidman LLP, Spokane, Washington as the Company's independent public accountants. This change was made in conjunction with the restructuring of the Company's management and the relocation of its executive offices to Coeur d'Alene, Idaho, which is near Spokane, in early 1996. The change was formally approved by the board of directors, upon the recommendation of the audit committee of the board, in June of 1996, and such approval was ratified by the stockholders of the Company at a special meeting held on July 31, 1996.

During the years ended December 31, 1995, 1994 and 1993, Zeller Weiss & Kahn's reports on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there were no disagreements with Zeller Weiss & Kahn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                               PART III

Item 10. Directors and Executive Officers of the Registrant.

DIRECTORS AND EXECUTIVE OFFICERS; OTHER KEY INDIVIDUALS. The names, ages, business experience (for at least the past five years) and positions of the directors, executive officers and other key individuals of the Company as of March 1, 1997 are set out below. The Company's board of directors consists of seven members. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the board of directors.
As is disclosed elsewhere in this report, in the section entitled "Business-Degerstrom Group Financing and Management Restructuring," Mr. Degerstrom, Mr. Fish and Mr. Owsley were each appointed to the board of directors in September of 1995 and Mr. Fish was elected president of the Company in March of 1996, all pursuant to the terms of a securities purchase agreement between the Company and Mr. Degerstrom. Mr. Fish was subsequently elected chairman of the board of directors in May of 1996.

     Name                     Age       Position
     ----                     ---       --------

     James A. Fish            66        Chairman, President and Chief
                                          Executive Officer
     Neal A. Degerstrom       72        Director
     Pierre Gousseland        75        Director
     F.D. Owsley              64        Director
     Fred R. Schmid           63        Director
     Laurence Steinbaum       73        Director
     Nicholas S. Young        48        Director
     Frank D. Duval (1)       61        Chief Operating Officer (de facto)
     William Neal (2)         44        Exploration Manager
____________________

(1) Mr. Duval has not been elected an executive officer of the Company, but may be deemed to be an executive officer by virtue of his activities on behalf of the Company.

(2)  Mr. Neal is not an executive officer of the Company.

BIOGRAPHIES OF DIRECTORS, EXECUTIVE OFFICERS AND KEY INDIVIDUALS.

JAMES A. Fish. Mr. Fish was appointed a director of the Company in September of 1995, President in March of 1996 and Chairman and Chief Executive Officer in May of 1996. He is also Vice President and General Counsel for N.
A. Degerstrom, Inc., positions he has held since September of 1987. Prior to that, he was in private law practice with the firm of Winston & Cashatt in Spokane from 1980 through 1987, and at the firm of Fish, Schultz & Tombari from 1962 through 1980. Mr. Fish was employed as superintendent at S&F Construction from 1955 through 1962. He received a bachelor of arts degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.

NEAL A. DEGERSTROM.  Mr. Degerstrom was appointed a director of the Company
in September of 1995.   He is President of N. A. Degerstrom, Inc., Spokane,
Washington, a privately-held company which has been engaged in railroad, heavy highway, bridge and dam construction, large open pit mining and worldwide mineral exploration since 1904, and prior to that was the managing partner of N. A. Degerstrom Company, the predecessor in interest to N. A. Degerstrom, Inc. Mr. Degerstrom has been a member of the Advisory Board of the College of Engineering at Washington State University, president of the Spokane Chapter of Associated General Contractors, a member of the Society of Explosives Engineers and the Society of Mining Engineers, and a trustee of the Northwest Mining Association. He received a Civil Engineering degree from Washington State University in 1949.

PIERRE GOUSSELAND. Mr. Gousseland has been a director of the Company since July of 1992, and is also currently a director of SIRE, Latin-American Gold Company, Royal Gold, Inc., Guyanor Resources S.A. and Golden Star Resources Ltd. He was the former Chairman of the Board, Chief Executive Officer and director of AMAX, a director with AIG, Inc., Chase Manhattan International, Degussa AG, French American Banking Corp., Saurer Group Investments Ltd., IBM World Trade Europe/Middle East Africa Corp. and Pancontinental Mining Europe GmbH. Mr. Gousseland received the degree of Ingenieur Civil des Mines from the Ecole Nationale Superieure des Mines and a law degree from the Sorbonne. He has been awarded the National Order of Merit in France and the Chevalier of Legion of Honor from France.

F. D. OWSLEY. Mr. Owsley was appointed a director of the Company in September of 1995. He was formerly employed by ASARCO as General Manager of its Northwest Mining Department and was responsible for the company's silver mining operations in the Coeur d'Alene Mining District and its lead-zinc and silver-copper mines in Colorado and Montana. Mr. Owsley spent 34 years with ASARCO in various mining positions with the company before his retirement in 1993. He graduated from Montana School of Mines with a bachelor of sciences degree in mining engineering in 1955 and has received honorary degrees from the Montana College of Mineral Science and Technology.

FRED R. SCHMID. Mr. Schmid was Chairman of the Board and President of the Company from September of 1990 through May of 1996 and March of 1996, respectively, and of Hanover International, Inc. since its inception. He was also Chairman of the Board and President of Hanover Resource and Group S, both of which were merged into the Company in August of 1996. Since 1972 he has been Chairman of the Board, Chief Executive Officer and President of The Hanover Group, Inc., a privately held company he founded, which is engaged in investing in natural resource properties. Prior to becoming involved in the Company and its affiliates, Mr. Schmid was President of National Equipment Rental, Inc., which was engaged in equipment leasing and financing. Prior to then, he was employed by IBM in various marketing, manufacturing and research functions. Mr. Schmid graduated from New York University with a bachelor of sciences degree in industrial engineering in 1963.

LAURENCE STEINBAUM. Mr. Steinbaum has been a director of the Company since December of 1994. From October 1990 through December 1994, he was co-chairman of the Company's Board of Advisors. Since 1986 he has been a private financier and owner/investor of several businesses, including restaurants, real estate and oil and gas producing companies. Between 1960 and 1985, he was Executive Director of the Sommerset Hills School, a private school located in New Jersey for handicapped children, which he owns. From 1975 to 1980, he owned a major dredging company in Florida. He graduated from New York University in 1951 receiving a bachelor of sciences degree and completed courses toward a Masters Degree at New York University's School of Social Sciences.

NICHOLAS S. YOUNG. Mr. Young has been a director of the Company, Hanover International, Inc. and Hanover Resources since October of 1990. From October 1990 through December 1994, he was co-chairman of the Company's Board of Advisors. He is presently a director of Spencer Stuart, a privately-held executive search firm headquartered in New York City. Since July of 1992, Mr. Young has served as President of TriCoastal Steel Corp. and as a Vice President of Citibank, where he founded and managed the Global Gold Business Department, which provided corporate financing and investment banking services to governments, corporations and private investors using gold as the medium of exchange. Prior to joining Citibank, Mr. Young held various sales, marketing, trading and management positions with AMAX, Kennecott and Hudson Bay Mining Company. He attended Franconia College and Harvard Business and Management School.

FRANK D. DUVAL. Mr. Duval presently serves in an ex officio capacity as acting chief operating officer of the Company and exercises responsibility with respect to the Company's day-to-day operations. He is also presently the president and a director of Midnite Mines, Inc., based in Spokane, Washington. From 1974 until his resignation in 1987, Mr. Duval served in various capacities as a director or executive officer of Pegasus Gold Inc., a major North American mining company, which he founded. He is also a co-founder and principal shareholder of Montana Reserves Company, a privately-held mining company which, until operations were curtailed in 1995, was a joint venture partner with Noranda Minerals Corp. in a large copper and silver project located in Sanders and Lincoln counties, Montana. Mr. Duval has been engaged in the mining business in various capacities for over 30 years.

In 1991, Star Phoenix Mining Company, an Idaho corporation with which Mr. Duval was affiliated as its president, a director and a significant shareholder, filed for protection from creditors under federal bankruptcy law following the termination by Hecla Mining Company of a lease and option agreement between Star Phoenix and Hecla covering mining properties in the Coeur d'Alene Mining District that Star Phoenix was then operating. Star Phoenix subsequently brought suit against Hecla in Shoshone County, Idaho District Court for breach of the lease and option agreement, and in 1994 obtained a $20 million judgment against Hecla which is now pending appeal before the Idaho Supreme Court. Mr. Duval was also one of several guarantors of indebtedness incurred by Star Phoenix. As a consequence of the bankruptcy, a creditor of Star Phoenix brought suit against Mr. Duval predicated on the guaranty, and obtained judgment against Mr. Duval which has not yet been fully satisfied and is presently the subject of further court review.

WAYNE SCHOONMAKER. Mr. Schoonmaker was appointed Secretary, Treasurer and Principal Accounting Officer of the Company effective as of January of 1996, succeeding Stephen J. Schmid. From 1981 until 1993, he was Financial Manager of the Northwest Mining Department of ASARCO, and from 1978 until 1991, was Chief Accountant at ASARCO's Troy Unit in Montana, where he was responsible for the installation and implementation of the accounting system for the start-up Troy mine. From July of 1978 through December of 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Company, and from 1964 to 1978, was Assistant Corporate Secretary of Hecla Mining Company.
Mr. Schoonmaker received a bachelor of sciences degree in accounting from the University of Montana in 1962 and masters degree in business administration from the University of Idaho in 1987.

WILLIAM NEAL. Mr. Neal has been associated with the Company as its Exploration Manager since November of 1996. From 1987 until joining the Company, he served as a senior geologist with Battle Mountain Gold Company in its domestic exploration group. Prior to that, he worked as a geologist for Chevron Resources and as a consultant to First Miss Corporation. Mr. Neal has over eighteen years' experience in mineral exploration, primarily in the western United States. He received a bachelor of sciences degree in geology from Colorado State University in 1977 and a master of science degree in geology from Washington State University in 1987.

SECTION 16(A) REPORTING OBLIGATIONS. Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

Based solely on its review of copies of reports made pursuant to
Section 16(a) of the Exchange Act and related regulations, the Company believes that during the year ended December 31, 1996, Messrs. Fish, Degerstrom, Gousseland, Schmid, Steinbaum, Young and Duval were each delinquent in filing reports on Form 4, and that Mr. Schoonmaker was delinquent in filing a report on Form 3.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE. The following table discloses compensation received by the Company's current and former president and chief executive officer for the years ended December 31, 1996, 1995 and 1994. No other executive officer's salary and bonus exceeded $100,000 in any of these years.

                               Annual Compensation
                                                                   Other
Executive                                                          Annual
Officer                  Year      Salary           Bonus        Compensation
-------                  ----      ------           -----        ------------

James A. Fish (1)        1996      $90,000        $     0        $   0
President and Chief      1995            0              0            0
  Executive Officer      1994            0              0            0

Fred R. Schmid
Former President and     1996            0         90,000 (2)
Chief Executive          1995      137,435              0            0
  Officer                1994      126,445        150,000 (3)        0
________________

(1) Mr. Fish succeeded Fred R. Schmid as president and chief executive officer of the Company effective March of 1996. Mr. Fish's annual salary is payable each month in the form of $3,750 in cash and $3,750 in restricted shares of common stock based on 60% of the average of the "asked" market prices of the common stock as reported on the Nasdaq SmallCap Market during the preceding calendar month.

(2) Consists of compensation paid to Mr. Schmid pursuant to the terms of a consulting agreement entered into in March of 1996. Such agreement terminated effective December 31, 1996.

(3) Consists of a bonus awarded to Mr. Schmid in 1994 for his services in raising the initial working capital for the Company and completing its public financing.

                                        Long-Term Compensation

                                   Dollar Value   Securities               All Other
Executive                          of Restricted  Underlying      LTIP      Compen-
Officer                  Year      Stock Awards   Options/SARS   Payouts    sation
-------                  ----      ------------   ------------   -------   ----------
James A. Fish (1)        1996      $    0         $   0          $   0     $   0
President and Chief      1995           0             0              0         0
  Executive Officer      1994           0             0              0         0

Fred R. Schmid           1996           0             0              0         0
Former President and     1995           0             0              0         0
Chief Executive          1994           0             0              0         0
  Officer


OVERALL COMPENSATION POLICY. Salary compensation of the Company's executive officers is determined by the board of directors and by a compensation committee of the board, which is responsible for considering specific information and making recommendations to the full board. The compensation committee is comprised of two outside directors appointed annually by the Company's board of directors and presently comprises Mr. Gousseland and Mr. Steinbaum. In considering and recommending executive compensation, the compensation committee reviews factors such as individual executive compensation, corporate performance, stock price appreciation and the total return to stockholders. The committee also considers executive compensation levels within a peer group of publicly-held North American gold-mining companies and, at least historically, takes into account the views of the Company's chief executive officer.

The objectives of the Company's total executive compensation package are to attract and retain the best possible executive talent, to provide an economic framework to motivate the Company's executives to achieve goals consistent with the Company's business strategy, to provide an identity between executive and stockholder interests through stock option plans, and to provide a compensation package that recognizes an executive's individual results and contributions to the Company's overall business objectives.

SALARY. The key elements of the Company's executive compensation consists of salary and incentive stock options. The compensation committee of the board acts on salary levels of officers and the stock plan committee of the board acts on employee stock option awards. Together, these committees design an overall compensation package for each executive.

Salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the market for executive talent, the latter of which provides a comparison of salaries for comparable positions at other gold-mining companies. The salary levels of the chief executive officer and other executive officers of the Company for the following calendar year are generally established by the board of directors at its December meeting or at a later special meeting of the board. Specific individual performance and overall corporate or business segment performance are reviewed in determining the compensation level of each individual officer. The compensation committee, where appropriate, also considers other performance measures, such as increase in market share, safety, environmental awareness, and improvements in relations with the Company's stockholders, employees, the public and government regulators. In evaluating the performance and setting the compensation of the chief executive officer and the other executive officers of the Company, the compensation committee, board of directors and stock option plan committee have traditionally maintained salary compensation at levels below those of other companies within the Company's peer group; in order to compensate for these lower salaries, the chief executive officer and other executive officers of the Company have historically been granted performance incentives in the form of incentive stock options.

CASH BONUSES. From time to time, the board of directors and the compensation committee may approve cash bonuses to executives and key employees, based on outstanding achievement in the performance of their respective duties.
During 1994 the compensation committee recommended to the board, and the board authorized and approved, the payment to Fred R. Schmid of a cash bonus of $150,000 for his services in raising the initial working capital and completing the 1993 public financing for the Company. No cash bonuses were awarded in 1996.

STOCK OPTIONS. The Company currently maintains one stock option plan, the 1995 Stock Option Plan. The plan provides for the issuance of incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and options that are not qualified under the Code. Key individuals of the Company and its subsidiaries, including officers and directors who are also employees, are eligible to receive grants of options under the plan. All options are exercisable at prices equivalent to the mean of the high and low sales prices of the Common Stock, as reported by the Nasdaq SmallCap Market as of the date of grant. As of the date of this report, options for 800,000 shares of Common Stock had been granted, and options for 3,200,000 additional shares were available for grant, under the 1995 Stock Option Plan. 250,000 of such options had been issued to Fred R. Schmid; these options are exercisable by Mr. Schmid at the price of $1.60 per share through the end of the year 2000. None of the other named executive officers had been granted options pursuant to the 1995 Stock Option Plan as of the date of this report.

The Company's 1995 Stock Option Plan is jointly administered by the stock option plan committee and by the board. The primary function of the stock option plan committee is to review and evaluate the fairness of the recommendations of management concerning proposed grants of options to directors and executive officers of the Company. The primary function of the board in such matters is to consider the recommendations of the stock option plan committee and to authorize proposed grants of options to such persons.

Stockholder approval of the 1995 Stock Option Plan was obtained at the 1996 special meeting of shareholders for the purposes of qualifying the plan pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

OPTIONS GRANTED IN 1996. No options were granted during the year ended December 31, 1996 to the named executive officers of the Company.

OPTION EXERCISES AND OPTION VALUES. No options were exercised during the year ended December 31, 1996 by the named executive officer of the Company.

EMPLOYMENT CONTRACTS AND AGREEMENTS.

AGREEMENTS WITH FRED R. SCHMID.  On March 14, 1995, the Company amended
Fred R. Schmid's employment agreement retroactive to August 27, 1994, employing him as its president and chief executive officer until August 31, 1997. The agreement, as amended, provided for a base salary of $125,000 in the first year, a salary of $137,000 in the second year and a salary of $150,000 for the third year, payable in equal monthly installments. In addition to salary, Mr. Schmid was entitled to receive cost-of-living increase based upon increases in the applicable consumer price index. The agreement also provided Mr. Schmid with a cash bonus equal to 3% of the Company's pre-tax net revenues, a severance package equal to the greater of $2,500,000 or 10% of the Company's net worth, or if Mr. Schmid terminated the agreement for "good reason," an amount equal to 300% of his base compensation, and certain other benefits.

In January of 1996, Mr.Schmid and the Company agreed to terminate the employment agreement, and Mr.Schmid agreed to resign as president of the Company effective upon the election of a new president, who was appointed in March of 1996. Mr. Schmid has subsequently been engaged as a consultant to the Company, for which he is paid a fee of $7,500 a month through December 31, 1996. Mr. Schmid retained his stock options and rights under the 1995 Stock Option Plan, and, as previously noted in this report, is entitled to purchase up to 250,000 shares of common stock of the Company for $1.60 per share through the end of the year 2000. In addition, the Company has released Mr. Schmid from any claims which the Company has or might have as a result of all actions taken or omitted by Mr. Schmid in his capacities as an officer, director or employee of the Company, unless the Company can demonstrate that he committed any criminal or deliberately fraudulent acts resulting in actual damages to the Company.

AGREEMENT WITH STEPHEN J. SCHMID. On September 5, 1995, the Company entered into an employment agreement with Stephen J. Schmid, the Company's vice president, treasurer and secretary, providing for certain payments to Mr. Schmid in the event a "change in control" of the Company, as defined in the agreement, were to occur. Were such a "change in control" event to occur, the Company was obligated to continue Mr. Schmid's employment for a period of 24 months thereafter at an annual base salary essentially equal to Mr. Schmid's base salary immediately before the change in control event, unless Mr. Schmid elected to terminate the agreement after 12 months. In addition, Mr. Schmid was entitled to terminate the agreement and to continue to receive a salary for the balance of the 24 month period, provided such termination was for "good reason".

In January of 1996, Mr. Schmid and the Company agreed to terminate the agreement, and Mr. Schmid agreed to resign as an officer and director of the Company following the filing of the Company's annual report on Form 10-K for the year ended December 31, 1995. Mr. Schmid has been engaged as a consultant for the Company since January 1, 1996, for which he is paid a fee of $5,500 per month through September 30, 1996, reduced by any compensation he may earn from new employment during the period from April 1, 1996 through September 30, 1996. Mr. Schmid retained his stock options and rights under the 1995 Stock Option Plan to purchase up to 175,000 shares of common stock of the Company for $1.60 per share exercisable through the end of the year 2000. In addition, the Company has released Mr. Schmid from any claims which the Company has or might have as a result of all actions taken or omitted by Mr. Schmid in his capacities as an officer, director or employee of the Company unless the Company can demonstrate that he committed any criminal or deliberately fraudulent acts resulting in actual damages to the Company.


        [The balance of this page has been intentionally left blank.]

Item 12. Security Ownership of Certain Beneficial Owners and Management.

BENEFICIAL OWNERSHIP TABLE. The following table sets forth as of March 1, 1997 the names of, and number of shares beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by, of all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding and deemed outstanding pursuant to presently exercisable options was 20,891,443.

                               Amount and Nature of
                               Beneficial Ownership
                                (all direct unless               Percent
Name of Owner                    otherwise noted)                of Class
-------------                   -------------------              --------

James A. Fish (1), (2)                151,421                     0.7%

Neal A. Degerstrom (1), (3)         6,000,000                    28.7%

Pierre Gousseland (1), (4)            190,017                     0.9%

F. D. Owsley (1), (5)                  29,000                     0.1%

Fred R. Schmid (1), (6)             3,397,092                    16.3%

Laurence Steinbaum (1), (7)           447,856                     2.1%

Nicholas S. Young (1), (8)            719,307                     3.4%

Duval Family Trust (9)              1,311,571                     6.3%

All Directors and Executive
  Officers as a Group
  (9 persons) (10)                 10,802,693                    51.7%
____________________

(1)  Director of the Company.

(2) Mr. Fish is Chairman, President and Chief Executive Officer of the Company. The shares attributed to Mr. Fish include 103,000 shares acquired pursuant to the securities purchase agreement described in footnote 3, below. Such shares are also attributed to Neal A. Degerstrom in the foregoing table.

(3) The foregoing table attributes to Mr. Degerstrom all of the shares of the Company purchased by Mr. Degerstrom and his permitted assigns pursuant to the securities purchase agreement between the Company and Mr. Degerstrom dated as of June 1, 1995, as amended. Although all shares purchased by Mr. Degerstrom and his assigns are shown in the table above as beneficially owned by Mr. Degerstrom, a Schedule 13D dated June 20, 1995, as amended through the date of this report, filed by Mr. Degerstrom and others states that 2,663,200 of such shares have been registered in Mr. Degerstrom's and his company's own name as of the date of this report, representing approximately 12.8% of the common stock outstanding or deemed outstanding at such date. The Schedule 13D filed by Mr. Degerstrom and his permitted assigns also states that none of the persons identified as reporting persons in the Schedule 13D controls the voting or disposition of any shares of common stock of the Company other than those shares owned by each such person, and on this basis Mr. Degerstrom disclaims beneficial ownership of the shares owned by his assigns. On March 10, 1997, the board of directors of the Company granted Mr. Degerstrom options to purchase up to 2,312,968 shares of common stock as consideration for his guarantee of certain obligations in connection with the Company's agreement to acquire Easton-Pacific (See Item 1 of this report and, in particular, the subsection entitled "Narrative Description of Business-Agreement to Acquire Easton-Pacific"). Such options are exercisable by Mr. Degerstrom at the price of $1.25 per share over a three-year period commencing with the date of grant. After giving effect to such options, the number of shares of common stock of the Company beneficially owned by Mr. Degerstrom at March 10, 1997 was 4,976,168 shares, or approximately 21.4% of the common stock then outstanding or deemed outstanding.

(4) Includes 100,000 shares issuable pursuant to presently exercisable options granted under the Company's 1995 Stock Option Plan.

(5) The shares attributed to Mr. Owsley were acquired pursuant to the securities purchase agreement described in footnote 3, above, and have also been attributed to Mr. Degerstrom in the foregoing table.

(6) Includes 425,000 shares issuable to Mr. Schmid and his son, Stephen Schmid, pursuant to the Company's 1995 Stock Option Plan. In addition, members of Mr. Schmid's family beneficially own an additional 2,514,136 shares issued upon the merger of Hanover Resources and Group S into the Company, which, when combined with Mr. Schmid's shareholdings, represent approximately 16% of the outstanding common stock as of the date of this report. Mr. Schmid disclaims beneficial ownership of the shares owned by members of his family.

(7) Includes 125,000 shares issuable pursuant to presently exercisable options granted under the Company's 1995 Stock Option Plan and 5,000 shares owned beneficially and of record by Mr. Steinbaum's spouse.

(8) Includes 150,000 shares issuable pursuant to presently exercisable options granted under the Company's 1995 Stock Option Plan.

(9) Frank D. Duval, who is affiliated with the Duval Family Trust, has not been elected to office as an executive officer or director of the Company, but by virtue of his activities in the name and on behalf of the Company may be deemed to be an affiliate of the Company. According to the Schedule 13D filed by Mr. Degerstrom (see footnote 3, above) on behalf of Mr. Duval and others, Mr. Degerstrom and Mr. Duval have an understanding pursuant to which Mr. Duval may purchase up to one-half of the shares acquired by Mr. Degerstrom and N.A. Degerstrom, Inc. under the securities purchase agreement dated June 1, 1995, as amended, between the Company and Mr. Degerstrom, at a price equal to the price paid by Mr. Degerstrom or N. A. Degerstrom, Inc. for such shares. Such understanding has not been memorialized by agreement or other writing as of the date of this report. Mr. Duval's rights to acquire these shares were assigned in 1996 to a trust established for the benefit of Mr. Duval's family.

     In addition to the shares attributed to the Duval Family Trust in the foregoing table, Frank D. Duval owns 100 shares which were acquired by him in an open market transaction. These shares have not been assigned to the trust.

(10) See footnotes 2, 3, 5 and 9, above.

LOCK-UP AGREEMENTS. As consideration for the registration under the Securities Act of 1933, as amended (the "Securities Act") of shares of common stock offered for resale by certain stockholders of the Company, such stockholders, consisting of the Company's directors, all of the members of the Schmid family and all of the members of the Degerstrom group of stockholders, entered into lock-up agreements with the Company limiting the number of shares each may resell while the registration statement is effective.

The lock-up agreements provide, generally, that no such selling stockholder may resell any of such shares during a six month period following the effective date of the registration statement (or until March 3, 1997), and that thereafter, during each of two successive six month periods, such persons will sell no more 15% of their shares, resulting in total sales by each such person of no more than 30% of their shares during the eighteen month period the registration statement is effective. The foregoing notwithstanding, such persons may, during such eighteen month period, transfer any number of his or her shares to the such person's children or relatives, by gift or otherwise, and may also transfer any number of shares in a private sale, provided, in each case, that any such shares shall continue to be subject to the restrictions set forth in the lock-up agreement. As used in the agreement, the term "private sale" is be defined to mean any non-public sale effected by the selling stockholder and the purchaser of such selling stockholder's shares, without the assistance or intervention of a securities broker or dealer, which occurs outside the medium of the Nasdaq SmallCap Market or any other securities exchange or secondary market on which shares of the Company's common stock are traded or prices therefor are quoted. The lock-up agreements further provide that, prior to the expiration of the registration statement, the Company will undertake at its sole cost and expense either to amend the registration statement or file a new registration statement to include any additional shares each selling stockholder desires to register for resale under the Securities Act. In addition, the lock-up agreements provide that, in the event a selling stockholder who is also a director or executive officer of the Company ceases to be affiliated with the Company in such capacities, he shall be free of the lock-up restrictions, provided, however, that if such selling stockholder offers any shares for sale for a period of six months thereafter, he shall first direct such offer to the Company, and to the Degerstrom group of stockholders and the other directors and executive officers of the Company, which shall have a ten-day right of first refusal to purchase the same.

Item 13. Certain Relationships and Related Transactions.

TRANSACTIONS WITH HANOVER RESOURCES AND GROUP S. As previously discussed in this report, the boards of directors and stockholders of the Company, Hanover Resources and Group S approved a plan of merger, effective September 12, 1996, pursuant to which Hanover Resources and Group S have been merged into the Company in exchange for the issuance of 2,270,486 shares of common stock to the stockholders of Hanover Resources and Group S, and the distribution to Hanover Resources' stockholders of 3,625,000 additional shares of common stock held by Hanover Resources.

Under the terms of the merger agreement, the Company issued 1,271,110 shares of common stock to acquire Hanover Resources (the Company actually issued 4,896,110 shares to the Hanover Resources stockholders, of which 3,625,000 shares were simultaneously exchanged for the same number of shares of common stock then held by Hanover Resources, which shares were then canceled), and issued 999,376 shares to acquire Group S, taking into account a 193,220 share adjustment to repay loans made by the Company to Group S. A total of 2,270,486 new shares of common stock were issued in the transaction, which represented approximately 11% of the Company's outstanding common stock as of the effective date of the merger.

The board of directors of the Company approved the proposed merger and the resulting consolidation of the mining claims of the three companies without the benefit of an opinion as to fairness from an independent investment banking or mining engineering firm. Instead, the Company relied on the results of previous exploration work undertaken on the properties by Kennecott, which work resulted in a finding that tentatively quantified the mineralized gold deposits existing on the claims held by each of the Company, Hanover Resources and Group S. Laurence Steinbaum, Nicholas S. Young, Stephen J. Schmid and Fred R. Schmid were stockholders of Hanover Resources, and Nicholas S. Young, Stephen J. Schmid and Fred R. Schmid were directors and executive officers of Hanover Resources. Pierre Gousseland, Laurence Steinbaum, Nicholas S. Young, Stephen J. Schmid and Fred R. Schmid were stockholders of Group S, and Fred R. Schmid and Stephen J. Schmid were also directors and executive officers of Group S.

TRANSACTIONS WITH FRED R. SCHMID. As of December 31, 1995, $75,282 remained payable to Fred R. Schmid as accrued salary, net of advances received from Hanover Resources and Group S as a result of the merger of these companies into the Company. This obligation to Mr. Schmid was canceled during the second quarter of 1996.

TRANSACTIONS WITH NEAL A. DEGERSTROM AND THE DEGERSTROM GROUP OF INVESTORS. As previously discussed in this report, the Company entered into a securities purchase agreement with Neal A. Degerstrom in June of 1995 in order to provide the Company with funds sufficient to meet its obligations to the landowner-lessors of the Company's Alder Gulch mining claims. The Company has issued and sold 6,000,000 shares of common stock pursuant to the agreement to Mr. Degerstrom and associated persons as of the date of this report, at prices ranging from $0.35 per share to $1.00 per share. The original securities purchase agreement was entered into between the Company and Mr. Degerstrom prior to Mr. Degerstrom's affiliation with the Company, and may therefore be deemed to be an arms-length transaction. Subsequent amendments to the purchase agreement, which had the effect of increasing the number of shares available for purchase by Mr. Degerstrom and associated persons, were negotiated and concluded after Mr. Degerstrom became affiliated with the Company, however, and may not be deemed to be arms-length transactions. All such amendments were approved on behalf of the Company by a disinterested majority of its directors.


        [The balance of this page has been intentionally left blank.]

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits. The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

Exhibit No.         Exhibit
-----------         -------

   3.1 Articles of Incorporation of the registrant. Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.

   3.2 Bylaws of registrant. Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.

  10.1 Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.

  10.2 Mineral Sublease Agreement dated August 31, 1993 between the registrant and Group S Limited. Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

  10.3              Assignment of Lease and Option to Purchase dated
                    November 15, 1993 between the registrant and John Mangus. Filed as an Exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

  10.4 Amendment No. 1, dated December 3, 1993, to Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

  10.5 Amendment No. 1, dated December 3, 1993, to Assignment and Mineral Sublease Agreement dated February 20, 1992 between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

  10.6 Assignment Agreement between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.

  10.7 Securities Purchase Agreement dated June 1, 1995, as amended, between the registrant and Neal A. Degerstrom. Filed as Exhibit 10.7 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

  10.8 Consulting Agreement dated as of January 29, 1996 between the registrant and Fred R. Schmid. Filed as Exhibit 10.8 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

  10.9 Consulting Agreement dated as of January 29, 1996 between the registrant and Stephen J. Schmid. Filed as Exhibit
                    10.9 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

 10.10 Asset Purchase Agreement dated March 25, 1996 between the registration and Tabor Resources Corporation. Filed as
                    Exhibit 10.10 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

 10.11 Agreement and Amendment to Mining Lease and Option to Purchase dated March 26, 1996 between the registrant and Roy A. and Marlene Moen and Moen Builders, Inc. Filed as
                    Exhibit 10.11 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

 27.1               Financial Data Schedule.  Filed herewith.

 99.1 Opinion of Zeller Weiss & Kahn dated March 29, 1996 concerning the financial statements of the registrant for the years ended December 31, 1995 and 1994, and for the period from inception (May 2, 1990) through December 31, 1995. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 dated September 3, 1996 (Commission File No. 33-3882).

 99.2 Opinion of Grossman Tuchman & Shah LLP dated May 16, 1996 concerning the financial statements of Hanover Resources, Inc. and Group S Limited for the years ended December 31, 1995 and 1994. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 dated September 3, 1996 (Commission File No. 33-3882).

FINANCIAL STATEMENTS. An index to the financial statements included in this report appears at page 28. The financial statements and supplementary data appear at pages 29 through 50 of this report.

REPORTS ON FORM 8-K. No current reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                   INDEX TO FINANCIAL STATEMENTS

Item                                                             Page
----                                                             ----

Report of Independent Certified Public Accountants               29

Financial Statements:

     Balance Sheets                                              31
     Statements of Loss                                          33
     Statements of Changes in Stockholders' Equity               34
     Statements of Cash Flows                                    37
     Notes to Financial Statements                               41

Report of Independent Certified Public Accountants



Board of Directors
Hanover Gold Company, Inc.
Spokane, Washington

We have audited the accompanying balance sheet of Hanover Gold Company, Inc. as of December 31, 1996, and the related statements of loss, changes in stockholders' equity and cash flows for the year then ended. We have also audited the statements of loss, stockholders' equity and cash flows for the period from inception (May 2, 1990) through December 31, 1996, except that we did not audit these financial statements for the period from inception (May 2, 1990) through December 31, 1995; those statements were audited by other auditors whose report dated March 29, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements give retroactive effect to the mergers of Hanover Resources, Inc. and Group S Limited which have been accounted for as a combination of entities under common control as described in Note 2 to the financial statements. We did not audit the balance sheets of Hanover Resources, Inc. and Group S Limited as of December 31, 1995 or the related statements of loss, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and from inception through December 31, 1995, which statements reflect total assets of $1,750,260 at December 31, 1995 and total revenues of $0, $0 and $432,730 for the years ended December 31, 1995 and 1994 and for the period from inception (May 2, 1990) through December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Hanover Gold Company, Inc., Hanover Resources, Inc., and Group S Limited for the period from date of inception (May 2, 1990) through December 31, 1995, is based solely on the reports of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 and the period from inception (May 2, 1990) through December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no recurring source of revenue, has incurred losses since inception and, at December 31, 1996, has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman LLP
Spokane, Washington
March 7, 1997

                        HANOVER GOLD COMPANY, INC.

                             Balance Sheets

December 31,                           1996                    1995
------------                           ----                    ----

Assets (Note 1)

Current Assets:
 Cash and cash equivalents         $    96,353              $  734,982
 Supplies inventory                     10,000                  29,494
 Prepaid expenses and
   other current assets                 97,369                 129,753
                                    ----------               ---------

 Total current assets                  203,722                 894,229

Fixed Assets:
 Mineral properties, net (Note 3)   10,490,822               7,044,705
 Furniture and equipment, net of
   accumulated depreciation
   of $63,076 and $47,675               88,182                 102,819

Other assets:
 Note receivable (Note 4)                    -                  89,298
 Note receivable from a related
   party (Note 7)                            -                 220,000
 Other assets                           23,424                  19,924
 Due from shareholder                        -                  70,715
                                    ----------               ---------
                                   $10,806,150              $8,441,690
                                    ==========               =========

                        HANOVER GOLD COMPANY, INC.

                             Balance Sheets

December 31,                           1996                    1995
------------                           ----                    ----

Liabilities and Stockholders' Equity
  (Note 1)

Current Liabilities:
  Accounts payable                 $    70,136              $   284,874
  Note payable to shareholder
   (Note 7)                             73,405                   50,000
  Accrued payroll and payroll taxes     85,859                  130,886
  Current portion of long-term debt
   (Note 5)                             23,653                        -
                                    ----------               ----------

Total current liabilities              253,053                  465,760

Long-term debt, less current portion
  (Note 5)                             194,065                        -
                                    ----------               ----------

Total liabilities                      447,118                  465,760
                                    ----------               ----------

Commitments and contingencies
  (Notes 3, 8, 9 and 11)

Stockholders' equity: (Notes 7, 9 and 10)
  Preferred stock, $.001 par value;
    shares authorized 2,000,000,
    no shares outstanding                    -                        -
  Common stock, $.0001 par value; shares
    authorized 48,000,000; outstanding
    19,843,022 and 15,920,164            1,984                    1,592
  Additional paid-in capital        16,270,146               12,559,109
  Deficit accumulated during
   the development stage            (5,913,098)              (4,584,771)
                                    ----------               ----------

Total stockholders' equity          10,359,032                7,975,930
                                    ----------               ----------

                                   $10,806,150              $ 8,441,690
                                    ==========               ==========


See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                           Statements of Loss


                                   Cumulative
                                   Amounts from
                                   Date of Inception                  Year Ended December 31,
                                   (May 2, 1990) through              -----------------------
                                   December 31, 1996            1996           1995          1994
                                   ---------------------    -----------------------------------------

Revenues (Note 2)                       $1,151,958          $     3,510    $   499,299    $   216,418
                                         ---------           ----------     ----------     ----------
Operating expenses:
  Cost of goods mined                    1,987,483                    -      1,076,668        910,815
  Depreciation and amortization             98,281               26,722         38,229         28,415
  Provision for bad debt (Note 7)          779,921                    -        779,921              -
  General and administrative (Note 7)    4,226,794            1,284,915        930,982        738,350
                                         ---------           ----------     ----------     ----------

Total operating expense                  7,092,479            1,311,637      2,825,800      1,677,580
                                         ---------           ----------     ----------     ----------

Operating loss                          (5,940,521)          (1,308,127)    (2,326,501)    (1,461,162)

Other income (expense):
  Interest income (expense), net            58,711              (20,200)        29,820         98,208
  Loss on sale of equipment                (31,288)                   -        (32,509)             -
                                         ---------           ----------     ----------     ----------

Total other income (expense)                27,423              (20,200)        (2,689)        98,208
                                         ---------           ----------     ----------     ----------

Net loss (Note 2)                       $(5,913,098)        $(1,328,327)   $(2,329,190)   $(1,362,954)
                                          =========          ==========     ==========     ==========

Net loss per share                                          $     (0.08)   $     (0.20)   $     (0.14)
                                          =========          ==========     ==========     ==========

Weighted average shares outstanding                          17,418,318     11,931,835      9,411,226
                                          =========          ==========     ==========     ==========


See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                           Statements of Changes
                          in Stockholders' Equity

                                                                                Deficit
                                                                                Accumulated
From the Date of Inception                                                      During the
May 2, 1990) through          Common Stock          Paid in      Subscription   Development
December 31, 1996          Shares       Amount      Capital      Receivable       Stage          Total
---------------------------------------------------------------------------------------------------------
Issuance of common stock
  for cash ($0.53
  per share)               752,562      $ 75      $  402,425     $     -        $      -       $  402,500
Issuance of common
  stock for cash
  ($0.07 per share)         86,250         9           6,009           -               -            6,018
Cash contributed
  to capital                     -         -           5,000           -               -            5,000
Net loss                         -         -               -           -        (141,114)        (141,114)
                          ---------      ---       ---------      ------         -------          -------

Balance,
  December 31, 1990        838,812        84         413,434           -        (141,114)         272,404
Issuance of common stock
  to directors
  ($.0001 per share)       200,000        20               -           -               -               20
Issuance of common stock
  for claims and
  engineering costs
  ($2.50 per share)         229,007       23         572,496           -               -          572,519
Issuance of common stock
  for cash
  ($0.06 per share)       2,957,506      296         166,374           -               -          166,670
Issuance of common stock
  for cash
  ($0.42 per share)         268,586       27         113,723           -               -          113,750
Exercise of stock
  purchase warrants
  ($.60 per share)           74,400        7          44,633           -               -           44,640
Exercise of stock
  purchase warrants
  ($1.25 per share)         111,500       11         139,363           -               -          139,374
Cash contributed
  to capital                      -        -          73,850           -               -           73,850

Net loss                          -        -               -           -        (179,866)        (179,866)
                          ---------      ---       ---------      ------         -------          --------

Balance,
  December 31, 1991       4,679,811      468       1,523,873           -        (320,980)       1,203,361
Issuance of common
  stock for cash
  ($2.00 per share)         712,500       71       1,424,929           -               -        1,425,000
Issuance of common
  stock for cash
  ($0.18 per share)         218,537       22          39,978           -               -           40,000
Exercise of stock
  purchase warrants
  ($1.25 per share)          41,600        4          51,996           -               -           52,000
Net loss                          -        -               -           -        (314,878)        (314,878)
                          ---------      ---       ---------      ------         -------          -------


See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                           Statements of Changes
                          in Stockholders' Equity




                                                                                Deficit
                                                                                Accumulated
From the Date of Inception                                                      During the
May 2, 1990) through          Common Stock          Paid in      Subscription   Development
December 31, 1996          Shares       Amount      Capital      Receivable       Stage          Total
---------------------------------------------------------------------------------------------------------

Balance, December
  31, 1992                5,652,448       565      3,040,776             -        (635,858)    2,405,483
Issuance of common
  stock for interest
  in mineral property
  ($1.50 per share)         150,000        15        224,985             -               -       225,000
Issuance of common stock
  to officer for cash
  ($0.01 per share)         127,165        13            737             -               -           750
Exercise of stock
  purchase warrants
  ($1.60 per share)       3,061,703       306      4,749,912      (649,360)              -     4,100,858
Net loss                          -         -              -             -        (256,769)     (256,769)
                          ---------      ----      ---------      --------         -------     ---------

Balance,
  December 31, 1993       8,991,316       899      8,016,410      (649,360)       (892,627)    6,475,322
Exercise of stock
  purchase warrants
  ($1.60 per share)       1,328,897       133      2,126,102             -               -     2,126,235
Cancellation of
  subscribed shares
  ($1.60 per share)        (250,000)     (25)      (399,975)       400,000               -             -
Cash contributed
  to capital                      -        -         98,393              -               -        98,393
Net loss                          -        -              -              -      (1,362,954)   (1,362,954)
                          ---------      ----      ---------      --------       ---------     ---------

Balance,
  December 31, 1994      10,070,213     1,007     9,840,930       (249,360)     (2,255,581)    7,336,996
Issuance of common
  stock for cash
  ($.35 per share)        2,142,856       214       749,786              -               -       750,000
Issuance of common
  stock for cash
  ($.35 per share)          714,286        71       249,929              -               -       250,000
Issuance of common
  stock for cash
  ($1.00 per share)         200,000        20       199,980              -               -       200,000
Issuance of common stock
  in satisfaction of
  vendor obligations
  ($1.06 per share)          69,679         7        74,089              -               -        74,096
Issuance of common stock
  in satisfaction of
  vendor obligations
  ($1.00 per share)         200,000        20       199,980              -               -       200,000
Issuance of common
  stock for cash
  ($1.00 per share)       1,000,000       100       999,900              -               -     1,000,000
Issuance of common
  stock to officer          197,835        20             -              -               -            20
Issuance of common stock
  pursuant to
  convertible debt        1,348,295       135       281,313              -               -       281,448
Cash received for
  subscribed shares               -         -             -        249,360               -       249,360
Repurchase of previously
  issued shares
  ($1.60 per share)         (23,000)       (2)      (36,798)             -               -       (36,800)
Net loss                          -         -             -              -      (2,329,190)   (2,329,190)
                          ---------      ----      ---------      --------       ---------     ---------


See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                           Statements of Changes
                          in Stockholders' Equity




                                                                                Deficit
                                                                                Accumulated
From the Date of Inception                                                      During the
May 2, 1990) through          Common Stock          Paid in      Subscription   Development
December 31, 1996          Shares       Amount      Capital      Receivable       Stage          Total
---------------------------------------------------------------------------------------------------------

Balance,
  December 31, 1995      15,920,164     1,592     12,559,109          -         (4,584,771)    7,975,930
Issuance of common
  stock for mineral
  property rights
  ($4.00 per share)           5,000         1         19,999          -                  -        20,000
Issuance of common
  stock for mineral
  property rights
  ($2.00 per share)         525,000        52      1,049,948          -                  -     1,050,000
Issuance of common
  stock for mineral
  property rights
  ($1.56 per share)         250,000        25        389,975          -                  -       390,000
Issuance of common
  stock for cash
  ($0.50 per share)       2,142,858       214      1,071,215          -                  -     1,071,429
Issuance of common
  stock for cash,
  net of issuance
  costs of $70,000
  ($1.25 per share)       1,000,000       100      1,179,900          -                  -     1,180,000
Net loss                          -         -              -          -         (1,328,327)   (1,328,327)
                          ---------      ----      ---------      --------       ---------     ---------

Balance,
  December 31, 1996      19,843,022     $1,984    $16,270,146    $    -         $(5,913,098) $10,359,032
                         ==========      =====     ==========     ========       ==========   ==========



See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                         Statements of Cash Flow

            Increase (Decrease) in Cash and Cash Equivalents

                                   Date of Inception
                                   (May 2, 1990)
                                   through
                                   December 31,                   Year Ended December 31,
                                   1996                     1996           1995           1994
----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net loss                         $(5,913,098)        $(1,328,327)   $(2,329,190)   $(1,362,954)
Adjustments to reconcile net
loss to net cash used in
operating activities:
  Loss on sale of equipment             32,509                   -         32,509              -
  Depreciation and depletion            98,231              26,722         38,229         28,415
  Common stock issued for public
    relations fees                     200,000                   -        200,000              -
  Common stock issued to officer
    and directors                           40                   -             20              -
  Write-off of note receivable         779,921                   -        779,921              -
Changes in operating assets
and liabilities:
  (Increase) decrease in
    supplies inventory                 (10,000)             19,494        151,744       (110,799)
  (Increase) decrease in
    prepaid expenses                   (97,369)             32,384         (5,057)      (113,557)
  (Increase) decrease in
    other assets                       (23,424)             (3,500)          (269)          (255)
  Increase (decrease) in
    accounts payable                   144,232            (214,738)       (73,090)        34,535
  Increase (decrease) in
    accrued expenses                   152,137             (45,027)      (423,395)      (254,179)
                                    ----------           ---------      ---------      ---------
Net cash used in
operating activities                (4,636,821)         (1,512,992)    (1,628,578)    (1,778,794)
                                    ----------           ---------      ---------      ---------

INVESTING ACTIVITIES:
  Proceeds from sale of equipment       15,326                   -         13,871              -
  Net repayments (advances) under
   shareholder advances                      -              70,715          1,085        (51,440)
  Repayments (advances) under
   notes receivable                 (1,089,219)                  -         38,021       (972,794)
  Purchase of furniture
   and equipment                      (286,195)            (78,262)       (40,614)       (77,980)
  Additions to mineral properties   (7,608,113)         (1,346,696)      (834,510)    (1,591,334)
                                    ----------           ---------      ---------      ---------
Net cash used in
investing activities                (8,968,201)         (1,354,243)      (822,147)    (2,693,548)
                                    ----------           ---------      ---------      ---------

See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                          Statements of Cash Flow

            Increase (Decrease) in Cash and Cash Equivalents

                                   Date of Inception
                                   (May 2, 1990)
                                   through
                                   December 31,                   Year Ended December 31,
                                   1996                     1996           1995           1994
----------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Borrowings under note
   payable to shareholder              73,405              23,405        50,000              -
  Proceeds from sale of
   common stock                    13,069,225           2,251,429     2,200,000      2,126,235
  Proceeds from issuance of
   convertible debt                   215,170                   -             -              -
  Repayment of long-term debt         (46,228)            (46,228)            -              -
  Collection of subscription
   receivable                         249,360                   -       249,360              -
  Repurchase and retirement of
   common stock                       (36,800)                  -       (36,800)             -
  Capital contributions               177,243                   -             -         98,393
                                    ---------            --------       -------        -------
Net cash provided by
financing activities               13,701,375           2,228,606     2,462,560      2,224,628
                                   ----------           ---------     ---------      ---------

Net increase (decrease) in cash        96,353            (638,629)       11,835     (2,247,714)

CASH AND CASH EQUIVALENTS,
beginning of period                         -             734,982       723,147      2,970,861
                                   ----------           ---------     ---------      ---------

CASH AND CASH EQUIVALENTS,
end of period                      $   96,353          $   96,353     $ 734,982      $ 723,147
                                    =========           =========      ========       ========

Supplemental disclosures of
cash flow information:
  Cash paid during the year for:
    Interest                       $   24,045          $   23,181     $     864      $       -
    Income taxes                   $        -          $        -     $       -      $       -

Supplemental schedule of
  non-cash investing and
  financing activities (Note 10)



See accompanying summary of accounting policies and notes to financial statements.

                        HANOVER GOLD COMPANY, INC.

                    Summary of Accounting Principals

NATURE OF BUSINESS  Hanover Gold Company, Inc. ("Hanover" or the "Company")
                    is a development stage enterprise principally engaged in acquiring and maintaining gold mining properties in southwestern Montana for exploration and future development. The Company, which is the successor company to an entity incorporated in the state of Delaware in 1984, commenced its operations in May 1990.

                    In 1996, the Company acquired all of the issued and outstanding shares of Group S Limited ("Group S") and Hanover Resources, Inc. ("Resources"). As the controlling shareholders of Group S and Resources were also shareholders and officers of Hanover, the acquisitions were accounted for as a combination of entities under common control similar to a pooling of
                    interests.   Accordingly, the accounts of Group S and
                    Resources were recorded at their historical bases and their operations and cash flows have been included in Hanover's financial statements as if the acquisitions had occurred on May 2, 1990. (See Note 2.)

CASH EQUIVALENTS    For the purpose of the balance sheets and statements of
                    cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

FURNITURE AND       Furniture and equipment are carried at cost.
EQUIPMENT           Depreciation is computed by the straight-line method over
                    the estimated useful lives of the related assets which range from five to seven years.

MINERAL PROPERTIES  Development costs, including those minimum advance royalty payments which provide the Company the right of tenure but are not recoupable from future production, relating to mineral properties are capitalized until such time as the mineral properties will be brought into production. Once production has been achieved, development costs are amortized over the estimated life of the ore body. If the property is sold or abandoned, these costs are written off to current period expense. The carrying values of mineral properties and related deferred expenditures are reviewed on a regular basis and, where necessary, are written down to the estimated recoverable amount.

                    General exploration costs are expensed in the period they are incurred. Exploration costs incurred on specific properties having identified mineralization are capitalized.


NET LOSS PER        Net loss per share amounts are based on the weighted
SHARE               average number of shares of common stock outstanding
                    during each period. Common stock equivalents have been excluded from net loss per share calculations for all periods presented because they would be anti-dilutive.

INCOME TAXES        Income taxes are provided based on the liability method
                    of accounting pursuant to Statement of Financial
                    Accounting Standards (SFAS) No. 109, "Accounting for
                    Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets whose realization is not more likely than not.

MANAGEMENT'S        The preparation of financial statements in conformity
ESTIMATES           with generally accepted accounting principles requires
                    management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF       The carrying amounts reported in the balance sheets as of
FINANCIAL           December 31, 1996 for cash equivalents, accounts payable
INSTRUMENTS         and accrued expenses approximate fair value because of
                    the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions.


STOCK BASED         Statement of Financial Accounting Standards No. 123,
COMPENSATION        "Accounting for Stock-Based Compensation," encourages,
                    but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
                    "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                       HANOVER GOLD COMPANY, INC.

                     Notes to Financial Statements

1.   Development    The Company has been in the development stage since its
     Stage          inception.  The Company has  no recurring source of
     Operations     revenue, has incurred operating losses since inception
     and Going      and, at December 31, 1996, has negative working capital.
     Concern        These conditions raise substantial doubt as to the
                    Company's ability to continue as a going concern.
                    Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   Business       In September 1996, the Company acquired all of the
     Combination    issued and outstanding shares of common stock of Group S
                    Limited ("Group S") and Hanover Resources, Inc.
                    ("Resources") in exchange for 2,957,506 and 2,937,971 shares of the Company's common stock. In connection with the acquisitions, 3,625,000 shares of the Company's common stock held by Resources were canceled. Group S and Resources both held mining claims and interests contiguous to those of the Company. As certain of the Company's shareholders, officers and directors controlled
                    Group S and Resources, the acquisitions were accounted for as a combination of entities under common control similar to a pooling of interests. Accordingly, the financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity.

                    Separate results of operations for the combining entities for each of the three years in the period ended December 31, 1996 and for the period from inception (May 2, 1990) through December 31, 1996 were as follows:


                         Period from Date of
                         Inception (May 2, 1990)
                         through
                         December 31,           Year ended December 31,
                         1996               1996           1995           1994
     ----------------------------------------------------------------------------
     REVENUES:
       Hanover           $  719,228     $     3,510    $   499,299    $   216,418
       Resources            432,730               -              -              -
       Group S                    -               -              -              -
                          ---------      ----------     ----------     ----------
                         $1,151,958     $     3,510    $   499,299    $   216,418
                          =========      ==========     ==========     ==========

     NET LOSS:
       Hanover           $(5,325,590)   $(1,324,309)   $(2,193,569)   $(1,127,973)
       Resources            (563,924)        (1,970)      (125,178)      (231,052)
       Group S               (23,584)        (2,048)       (10,443)        (3,929)
                          ----------     ----------     ----------     ----------
                         $(5,913,098)   $(1,328,327)   $(2,329,190)   $(1,362,954)
                           =========      =========      =========      =========

3.   Mineral        At December 31, 1996 and 1995, the Company had
     Property       capitalized $10,490,822 and $7,044,705, net of
                    accumulated depletion of $14,230, representing amounts paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering and other related technical services toward the evaluation and development of the Alder Gulch group of claims in Montana's Virginia City district.

                    In 1990, the Company entered into an agreement (the "Kearsarge Agreement") pursuant to which the Company acquired the rights to lease certain patented and unpatented mineral claims in the Alder Gulch area. In accordance with the terms of the Kearsarge Agreement, the Company is required to make minimum annual lease payments to the lessor and the sublessor and has granted the lessor a 5% net smelter return royalty in future production. The Company also granted the lessor the right to purchase 171,000 shares of the Company's common stock at $3.00 per share through May 1995 and an additional 500,000 shares at $10.00 per share through May 1997. The Company may terminate the Kearsarge Agreement
                    at any time prior to its expiration in 2001.   The
                    Kearsarge Agreement also contains a purchase option which grants the Company the right to acquire the leased property. The option price, which is equal to $7,000,000 less a credit for annual lease payments made, was $3,910,000 at December 31, 1996.

                    In 1991, the Company entered into a lease agreement (the "Moen Agreement") pursuant to which the Company obtained the right to lease certain patented and unpatented claims in the Alder Gulch area. The Moen Agreement, which was amended in March 1996, expires in 2002, requires annual lease payments, may be terminated by the Company at any time upon written notice, and provides for a net smelter return royalty of up to 2.5% for periods in which the price of gold exceeds $425 per ounce and 1% for all other periods. The Moen Agreement contains a purchase option which grants the Company the right to acquire the leased property. The option price, which is equal to $3,400,000 less a credit for annual rental payments made, at December 31, 1996 was $3,050,000. In consideration for amending the Moen Agreement, the lessor received 250,000 shares of the Company's common stock, an option to purchase an additional 200,000 shares of the Company's common stock at a price of $2.00 per share through March 1999, forgiveness of $89,000 owed to the Company by the seller, equipment with a fair value of approximately $62,000 and the transfer of certain milling assets and land held by a related party which was previously encumbered by a note payable to the Company.

                    In 1993, the Company entered into an agreement with a third party (the "Magnus Agreement") pursuant to which the Company was assigned the mining rights to certain patented claims. The Magnus Agreement, which the Company may terminate at any time, requires annual lease payments through 1999 and contains an option granting the Company the right to acquire the leased properties. The option price, which is equal to $1,650,000 less a credit for the amount by which the annual lease payment exceeds $25,000, was $1,150,000 at December 31, 1996. The Magnus Agreement also provides for the grant of a 5% net smelter return royalty on future production.

                    In November 1995, the Company entered into an agreement (the "Goodridge Agreement") to acquire a 0.5% gross overriding royalty interest burdening certain of the Company's claims. Pursuant to terms of the Goodridge Agreement, the Company issued to the seller 5,000 shares of its common stock and granted the seller an option to acquire up to an additional 5,000 shares of the Company's common stock at $2.50 per share prior to November 1, 1997. The Goodridge Agreement provides that, should the fair value of the Company's common stock not exceed $4.00 per share prior to November 1, 1997, the Company will issue to the seller additional shares of common stock to raise the aggregate market value of the shares held by the seller to $20,000.

                    In November 1995, the Company entered into an agreement (the "Gustafson Agreement") whereby the Company obtained the right to lease a certain patented claim in the Alder Gulch area. The Gustafson Agreement requires annual lease payments of $2,500 through 2015, may be terminated by the Company at any time upon 30 days written notice, and provides for a 3% net smelter return royalty to the lessor.

                    In February 1996, the Company entered into an agreement (the "Carver Agreement") to acquire certain patented and unpatented claims in the Alder Gulch area. Pursuant to terms of the Carver Agreement, the Company paid the seller $20,000 at closing and will pay the remaining $70,000 in annual installments of $20,000 through 1999 and $10,000 in 2000. See Note 5.

                    In March 1996, the Company entered into an agreement (the "Tabor Agreement") to purchase certain patented and unpatented mining claims in the Alder Gulch area in exchange for 525,000 shares of the Company's common stock. The Tabor Agreement requires that, should the fair value of the Company's common stock fail to achieve a $2.00 per share price for a thirty consecutive day period prior to April 1998, the Company will issue additional shares of its common stock to the seller to raise the aggregate market value of the shares held by the seller to $2.00. The Tabor Agreement is currently in dispute as the Company has sued the seller for failure to convey the property documents and the seller has countersued the Company. The Company has been advised by its counsel that it is probable that the Company will prevail in the action and obtain title to the purchased mining claims.

                    In August 1996, the Company entered into an agreement (the "Collins Agreement") to purchase a patented claim covering certain property in the Alder Gulch area for $210,000. Pursuant to terms of the Collins Agreement, the Company paid $25,000 to the seller at closing and will pay the remaining $185,000 in quarterly installments, together with interest at 8%, through 2001.

                    At December 31, 1996, future annual land payments required pursuant to the Company's various property agreements previously described were as follows:

                    Year Ending December 31,        Amount
                    -----------------------------------------

                    1997                          $1,358,000
                    1998                           1,458,000
                    1999                           1,804,000
                    2000                           2,312,000
                    2001                             902,000
                    Thereafter                       635,000
                    -----------------------------------------
                                                  $8,469,000
                                                   =========

4.   Notes          In 1993, the Company advanced $100,000 to a third party
     Receivable     entity pursuant to terms of a promissory note.  The note
                    was to be repaid from proceeds of milling activities to be undertaken by the party. After receiving principal repayments of approximately $3,000 in 1995 and $8,000 in 1994, the remaining unpaid balance of approximately
                    $89,000 was forgiven in 1996 as part of the Company's consideration for amending the Moen Agreement. (See
                    Note 3.)

5.   Long-Term      Long-term debt consists of the following:
     Debt

December 31,                                   1996           1995
--------------------------------------------------------------------
8% Note payable to an individual,
  due in quarterly installments of
  $9,250 plus interest, maturing
  October 2001                               $174,336       $    -

Noninterest bearing note payable
  to an individual, due in annual
  installments of $20,000 through
  1999 and $10,000 in 2000,
  discounted at 8% (Note 3)                    43,382            -
                                              -------        -----
                                              217,718            -

Less current portion                           23,653            -
                                              -------        -----

Long-term debt, less current portion         $194,065       $    -
                                              =======        =====

Scheduled long-term maturities at December 31, 1996 are as follows:

     Year Ending December 31,                  Amount
     -------------------------------------------------

     1997                                    $  23,653
     1998                                       50,193
     1999                                       54,351
     2000                                       48,840
     2001                                       40,681
                                              --------
                                             $ 217,718
                                              ========

6.   Income Taxes   At December 31, 1996 and 1995, the Company had deferred
                    tax assets of approximately $2,070,000 and $1,570,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will receive the benefit of this asset, a valuation allowance equal to the deferred tax asset has been established at both December 31, 1996 and 1995.

                    At December 31, 1996, the Company has net operating loss carryforwards totalling approximately $5,400,000 which expire in the years 2005 through 2021.

7.   Related Party  In 1994 and 1995, the Company advanced $1,222,000 and
     Transactions   $373,000 pursuant to terms of a note receivable to an
                    entity partially owned by a shareholder for purposes of refurbishing and operating milling facilities located near the Company's mineral properties. The related party entity was to repay the advances based on the flow of ore processed at the mill. The Company recovered approximately $595,000 of the advances through 1995, at which time milling operations ceased. In 1995, the Company wrote down the carrying value of the note receivable by approximately $780,000. In 1996, as part of the Company's negotiations on the Moen Agreement (See
                    Note 3), the milling facilities were transferred, together with the Company's secured interest therein, to a third party.

                    In 1995, the Company entered into an agreement, as amended, (collectively, the "Stock Purchase Agreement") with a group of individuals whereby the Company granted the group the right to purchase up to 6,000,000 shares of the Company's common stock and the right to appoint certain officers and directors of the Company. Shares subject to terms of the Stock Purchase Agreement, of which 3,857,142 and 2,142,858 were purchased in 1995 and 1996, were as follows:

                                   Per Share           Total
                    Shares         Purchase Price      Consideration
                    -------------------------------------------------

                    2,857,142      $    0.35           $1,000,000
                    2,142,858           0.50            1,071,050
                    1,000,000           1.00            1,000,000
                    -------------------------------------------------
                    6,000,000                          $3,071,050
                    =================================================

                    In December 1996 and 1995, the Company received advances from certain shareholders of $298,405 and $50,000 and made repayments on those advances of $275,000 and $0 plus interest at 9%. At December 31, 1996 and 1995, the Company owed these shareholders $73,405 and $50,000, respectively.

                    From 1990 through 1995, the Company paid $2,400 for annual rent of office space leased from a significant shareholder.

                    During 1996, the Company paid $65,438 for sampling and assaying services to a company controlled by a stockholder and purchased equipment for $30,000 from this same entity.

                    During 1996, the Company paid $90,000 and $49,500 in consulting fees to two stockholders.

                    During 1991, the Company borrowed $215,170 from certain shareholders pursuant to the terms of a 10% convertible promissory note. During 1995, the shareholders elected to convert the amount owed them, including accrued interest of $66,278, into 1,348,295 shares of the Company's common stock.

8.   Commitment     The Company leases its corporate office space pursuant to
     and            a lease which expires in 1997.  At December 31, 1996, the
     Contingencies  Company's remaining commitment under the lease was
                    $20,000. Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $28,000, $20,000 and $20,000.

                    The Company is currently receiving consulting services from an individual for no cost. This individual has an agreement, which has not been memorialized in writing, with a significant shareholder of the Company pursuant to which the consultant is entitled to acquire one half of the shares of the Company's common stock held by the shareholder at the same price the shareholder acquired the shares. At December 31, 1996, approximately 1,312,000 shares, ranging in a per share price from $0.35 to $1.00, were encompassed by this agreement. Upon sale of the shares from the shareholder to the consultant, the Company will recognize consulting expense in the period of share acquisition in an amount equal to the number of shares purchased times the excess of the market value of the shares over the acquisition price.

9.   Stock Plan     The Company has a stock plan ("the 1995 Plan") under
                    which eligible employees and directors of the Company may be granted stock options, stock appreciation rights or restricted stock. Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 4,000,000. Grants of options, appreciation rights and restricted stock are based solely on the discretion of the Board of Directors at exercises prices at least equal to the fair value of the stock on the date of grant. During 1995, the Company granted options to certain directors to acquire 800,000 shares at a per share option price of $1.60 (the estimated fair value of the shares on the date of grant).
                    The options expire in 2000. There were no grants made during 1996.

                    COMMON STOCK WARRANTS

                    In 1990, the Company issued common stock warrants granting rights to purchase up to 150,000 shares of the Company's common stock at $0.60 per share through September 1991. Warrants to purchase 74,400 shares of common stock were exercised in 1991.

                    In 1991, the Company issued common stock warrants granting rights to purchase up to 4,572,500 shares of the Company's common stock at $1.25 per share through August 1992 and at $1.60 per share from September 1992 through March 1994. Warrants to purchase 111,500 and 41,600 shares of the Company's common stock at $1.25 per share were exercised in 1991 and 1992. Warrants to purchase 3,061,703 and 1,328,897 shares of the Company's common stock at $1.60 per share were exercised in 1993 and 1994.


10.  Supplemental   Supplemental schedule of non cash investing and financing
     Disclosures    activities:
     of Cash Flow
     Information

                              Cumulative
                              Amounts from
                              Date of Inception
                              (May 2, 1990)
                              through
                              December 31,                  December 31,
                              1996               1996           1995         1994
----------------------------------------------------------------------------------
Mineral property rights
  acquired in exchange for:
   Issuance of common stock   $1,460,000     $1,460,000     $       -      $   -
   Issuance of long-term debt    263,946        263,946             -          -
   Note receivables              309,298        309,298             -          -
   Fixed assets                   66,177         66,177       281,448          -

Issuance of shares of common
  stock in satisfaction of
  vendor obligations              74,096              -        74,096          -

Conversion of notes payable
  and accrued interest
  to common stock                281,448              -       281,448          -
                               =========      =========      ========       ====


11.  Subsequent     On March 7, 1997, the Company entered into an agreement
     Event          to acquire all of the issued and outstanding shares of
                    common stock of an entity which owns certain mineral claims contiguous to those of the Company in exchange for 7,000,000 shares of the Company's common stock. Pursuant to terms of the agreement, the acquisition, which is to occur prior to June 30, 1997, is contingent on certain matters, including both companies obtaining shareholders and board of directors approval and Hanover securing a guaranty from a principal shareholder covering its obligations under mineral agreements through June 30, 1998.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HANOVER GOLD COMPANY, INC.

                                   By:   /s/ James A. Fish
                                      --------------------------------
                                        its President and
                                        Chief Executive Officer

                                   Date: March 4, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Neal A. Degerstrom        By:  /s/ Wayne Schoonmaker
     -------------------------          -------------------------
      a Director                        its Principal Financial
                                        and Accounting Officer

Date: March 4, 1997                Date:  March 18, 1997


By:  /s/ Pierre Gousseland         By:  /s/ Laurence Steinbaum
     -------------------------          -------------------------
      a Director                        a Director

Date: March 17, 1997               Date:  March 18, 1997


By:  /s/ F. D. Owsley              By:  /s/ Nicholas S. Young
     -------------------------          -------------------------
      a Director                        a Director

Date: March 12, 1997               Date:  March 18, 1997


By:  /s/ Fred R. Schmid
     -------------------------
      a Director

Date: March 14, 1997