Form 10-Q
period 1997-03-31
HANOVER GOLD COMPANY INC
filed 1997-05-12
CIK 778165

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997
                               OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to __________

                Commission file number:  0-23022

                   HANOVER GOLD COMPANY, INC.
     (Exact name of registrant as specified in its charter)

       Delaware                               11-2740461
(State or other jurisdiction                (IRS Employer or
  incorporation)                            Identification No.)

              1000 Northwest Boulevard, Suite 100
                   Coeur d'Alene, Idaho 83814
            (Address of principal executive offices)

Registrant's telephone number, including area code: (208) 664-4653

Securities registered pursuant to Section 12(g) of the Act: None

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

The number of outstanding shares of the registrant's common stock at May 6, 1997 was 23,204,411 shares, which amount includes
3,317,968 shares deemed outstanding pursuant to presently exercisable options.

          HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED MARCH 31, 1997


                       TABLE OF CONTENTS

                                                               Page

PART I - FINANCIAL INFORMATION

     Item 1:   Financial Statements                              1

     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operation                                         1

PART II - OTHER INFORMATION

     Item 1:   Legal Proceedings                                 3

     Item 2:   Changes in Securities                             3

     Item 3:   Defaults upon Senior Securities                   3

     Item 4:   Submission of Matters to a Vote of
               Security Holders                                  3

     Item 5:   Other Information                                 3

     Item 6:   Exhibits and Reports on Form 8-K                  3


SIGNATURES


       [The balance of this page has been intentionally left blank.]

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 1997.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996.

During the three months ended March 31, 1997, the Company generated no revenue. Approximately $3,500 in revenues was realized during the three-month period ended March 31, 1996 resulting from the sale of carbon product stockpiled at the Company's inactive mine. General and administrative expenses decreased to $185,000 for the three-month period ended March 31, 1997 as compared to $320,000 for the three-month period ended March 31, 1996. The decrease is principally attributed to expenses incurred in 1996 related to the Company relocating its headquarters from New York to Idaho. For the quarter ended March 31, 1997, the Company experienced a loss of $192,000 or $0.01 per share, compared to a loss of $285,000, or $0.02 per share, during the comparable period in the previous year.

  [The balance of this page has been intentionally left blank.]

LIQUIDITY AND CAPITAL RESOURCES.

The Company is responsible for certain landowner rental and royalty obligations on its Alder Gulch mining claims. At December 31, 1996 the rental and royalty obligations payable in 1997 totaled $1,358,000. Management believes the Company will meet its 1997 obligations, with existing funds and funds to be derived from the anticipated sale of additional shares of its common stock. In an effort to raise the needed funds, the Company anticipates filing a registration statement under the Securities Act of 1933, as amended, relating to, among other things, shares of common stock to be offered and sold by the Company, at prevailing market prices, during the twelve month period the registration statement is declared effective by the SEC. The Company has received a $1,298,750 advance against some of the shares that will be included for registration in the Company's registration statement. If the SEC fails to declare the registration statement effective, for whatever reason, the advance will be returned with interest. Funds derived from the offering will be used by the Company for working capital. If the Company is unable to sell shares to raise funds sufficient to meet its rental and royalty obligations for 1997, the payments will be made by an affiliate pursuant to a guaranty to pay the Company's rental and royalty obligations through August 7, 1998. Two-thirds of the guaranty has been assigned by the affiliate to several non affiliates who are secondarily liable for the obligations. Irrespective of the Company's ability to sell shares in order to fund its obligations or of the guaranty, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch claims, it may continue to experience a shortage of working capital.

The Company has incurred aggregate losses of $6,100,000 from inception through March 31, 1997 primarily because it has not yet been able to place the Alder Gulch properties into large-scale production. The Company's inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture and the Company's lack of success, judged at least historically, in consolidating the various claims and interests in the area. Although the Company was able to conduct fairly extensive exploration and limited development of the properties, largely as the result of its former arrangement with Kennecott, significant additional work must be performed to support further development efforts. The Company has received expressions of interest from a number of North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, but has not yet concluded such an arrangement. Although, management initially believed it would acquire a joint venture partner during 1996, the uncertainty within the mining industry, caused by the Montana Clean Water Citizens Initiative prevented this from happening. With the defeat of the Initiative and the culmination of the consolidation of the Alder Gulch area through the potential acquisition of Easton-Pacific and Riverside Mining, as previously reported, management now believes such an arrangement can be concluded in 1997.

As previously reported, the Company restructured its management in 1995 and early 1996 and took a number of significant steps to consolidate the Alder Gulch mining properties. In addition, the Company has completed a compilation of geologic and other technical data generated from its and Kennecott's prior exploration activities. Management believes these activities will have a positive effect on the Company's performance during 1997, and that they will enhance the Company's ability to successfully negotiate a joint venture or other arrangement with a major mining company to explore and, if warranted, develop its properties.

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


                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously reported on October 4, 1996, the Company initiated an action against Tabor Resources Corporation and Washington Trust Bank, in its capacity as escrow agent, in United States District Court for the Eastern District of Washington (Case No. CS-96-663 FVS) for breach of contract and injunctive relief. There were no material developments in this litigation during the period covered by this report.

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

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.  The following exhibit is filed as part of this report:

     Exhibit 27.0   Financial Data Schedule

Reports on Form 8-K.
     A report on Form 8-K disclosing a change of auditors was filed by the registrant on January 16, 1997.

     A report on Form 8-K disclosing a letter agreement between the registrant and Easton-Pacific and Riverside Mining Company was filed by the registrant on March 10, 1997.

                       HANOVER GOLD COMPANY, INC.

                           TABLE OF CONTENTS

                                                                      Page
                                                                      ----

Condensed Balance Sheets as of March 31, 1997
  and December 31, 1996                                               F/S-2

Condensed Statements of Operations for the Three Months Ended
  March 31, 1997 and 1996, and for the period from inception
  (May 2, 1990) to March 31, 1997                                     F/S-3

Condensed Statements of Changes in Stockholders' Equity for the
period from inception (May 2, 1990) to March 31, 1997                 F/S-4

Condensed Statements of Cash Flow for the Three Months Ended
  March 31, 1997 and for the period from inception (May 2,1990)
  to March 31, 1997                                                   F/S-6

Notes to Condensed Interim Financial Statements                       F/S-8



      [The balance of this page has been intentionally left blank.]

                              F/S-1

                   HANOVER GOLD COMPANY, INC.
                    CONDENSED BALANCE SHEET

                             ASSETS
                                       MARCH 31,        DECEMBER 31,
                                         1997              1996
                                      (UNAUDITED)        (AUDITED)
                                      -----------       -----------

Current assets:
 Cash                                   $  935,560     $   96,353
 Supplies Inventory                         10,000         10,000
 Prepaid expenses and other
 current assets                             72,532         97,369
                                         ---------       --------
   Total current assets                  1,018,092        203,722

Resource properties and claims:
 Exploration, engineering and site
   development                           2,288,508      2,288,508
 Mining properties                       8,437,842      8,202,314
                                         ---------      ---------
   Total resource properties
     and claims                         10,726,350     10,490,822

Property and equipment, at cost            187,954        151,258
Less accumulated depreciation               90,889         63,076
                                         ---------     ----------
 Net property and plant and equipment       97,065         88,182

Other assets                                23,424         23,424
                                      ------------    -----------
     Total assets                      $11,864,931    $10,806,150
                                      ============    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                       $  20,316     $   70,136
 Notes payable-shareholder                 73,405         73,405
 Accrued expenses                          34,920         85,859
 Current Portion of long-term debt         29,929         23,653
                                          -------        -------
     Total current liabilities            158,570        253,053
Long-term debt, less current portion      199,295        194,065
                                       ----------     ----------
Total liabilities                       $ 357,864     $  447,118
                                        =========     ==========

Stockholders' equity:
 Preferred stock, $0.001 par value;
   shares authorized 2,000,000, no
   shares outstanding                   $       -     $        -
 Common Stock, $.0001 par value,
   authorized 48,000,000 shares;
   issued and outstanding 19,886,443
   and 19,843,022 shares respectively       1,989          1,984
 Additional paid-in capital            16,311,391     16,270,146
 Deposits on Common Stock               1,298,750              -
 Deficit accumulated during the
   development stage                   (6,105,063)    (5,913,098)
 Total stockholders' equity            11,507,067     10,359,032
   Total liabilities and               ----------     ----------
   stockholders' equity               $11,864,931   $ 10,806,150
                                      ===========    ===========



                              F/S-2

                   HANOVER GOLD COMPANY, INC.
             CONDENSED STATEMENTS OF INCOME (LOSS)
                          (UNAUDITED)

                           Date of Inception           Three Months
                             (May 2, 1990)                Ended                 Three Months
                               through                 March 31,'97                 Ended
                           March 31, 1997               (Restated)              March 31,'96
                           -----------------           ------------             -------------

Revenue                      $1,151,958                $       -                $   3,511

Cost of goods mined           1,987,483                        -                        -
                              ---------                 --------                 --------
Gross profit (loss)            (835,525)                       -                    3,511

Depreciation and amortization   103,050                    4,769                    8,152
Provision for bad debt          779,921                        -                        -
General and administrative
  expenses                    4,407,477                  180,683                  312,072
                              ---------                  -------                  -------
Loss from operations         (6,125,973)                (185,452)                (316,713)

Interest and other income        60,452                    1,741                   32,239
Loss on disposition of assets   (39,543)                  (8,255)                       -
                              ----------                ---------                --------

Net loss                     ($6,105,064)              ($191,966)               ($284,474)

Net loss per share                                        ($0.01)                  ($0.02)

Weighted average common
 shares outstanding (1)                                19,861,838               15,970,933


(1) As of March 31, 1997, 19,886,443 shares of common stock were outstanding and an additional 3,317,968 shares were deemed outstanding pursuant to presently outstanding options.



        [The balance of this page has been intentionally left blank.]

                             F/S-3

                         HANOVER GOLD COMPANY, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH MARCH 31, 1997


                                                                                 Deficit
                                                                                Accumulated
                           Common Stock        Additional                       During the
                         ----------------      Paid in      Subscription        Development
                         Shares    Amount      Capital       Receivable           Stage         Total
                         ------    ------      ----------   ------------        -----------    --------
Issuance of common
  stock for cash
  ($0.53 per share)      752,562   $  75      $ 402,425     $        -          $       -      $402,500
Issuance of common
  stock for cash
  ($0.07 per share)       86,250       9          6,009              -                  -         6,018
Cash contributed to
  capital                      -       -          5,000              -                  -         5,000
Net loss                       -       -              -              -           (141,114)     (141,114)
--------------------------------------------------------------------------------------------------------

BALANCE, December
  31, 1990               838,812      84        413,434              -           (141,114)      272,404
Issuance of common stock
  to directors
  ($0.0001 /share)       200,000      20              -              -                  -            20
Issuance of common
  stock for claims
  and engineering costs
  ($2.50 per share)      229,007      23        572,496              -                  -       572,519
Issuance of common
  stock for cash
  ($0.06 per share)    2,957,506     296        166,374              -                  -       166,670
Issuance of common
  stock for cash
  ($0.42 per share)      268,586      27        113,723              -                  -       113,750
Exercise of stock
  purchase warrants
  ($0.60 per share)       74,400       7         44,633              -                  -        44,640
Exercise of stock
  purchase warrants
  ($1.25 per share)      111,500      11        139,363              -                  -       139,374
Cash contributed
  to capital                   -       -         73,850              -                  -        73,850
Net loss                       -       -              -              -           (179,866)     (179,866)
--------------------------------------------------------------------------------------------------------

BALANCE, December
  31, 1991          4,679,811        468      1,523,873              -           (320,980)    1,203,361
Issuance of common
  stock for cash
  ($2.00 per share)   712,500         71      1,424,929              -                  -     1,425,000
Issuance of common
  stock for cash
  ($0.18 per share)   218,537         22         39,978              -                  -        40,000
Exercise of stock
  purchase warrants
  ($1.25 per share)    41,600          4         51,996              -                  -        52,000
Net loss                    -          -              -              -           (314,878)     (314,878)
--------------------------------------------------------------------------------------------------------

BALANCE, December
  31, 1992          5,652,448        565      3,040,776              -           (635,858)    2,405,483
Issuance of common
  stock for interest
  in mineral property
  ($1.50 per share)   150,000         15        224,985              -                  -       225,000
Issuance of common
  stock to officer
  ($0.01 / share)     127,165         13            737              -                  -           750
Exercise of stock
  purchase warrants
  ($1.60 per share) 3,061,703        306      4,749,912       (649,360)                 -     4,100,858
Net loss                    -          -              -              -           (256,769)     (256,769)
--------------------------------------------------------------------------------------------------------

BALANCE, December
  31, 1993          8,991,316        899      8,016,410       (649,360)          (892,627)    6,475,322
Exercise of stock
  purchase warrants
  ($1.60 per share) 1,328,897        133      2,126,102              -                  -     2,126,235
Cancellation of
  subscribed shares
  ($1.60 per share)  (250,000)       (25)      (399,975)       400,000             -             -
Cash contributed
  to capital                -          -         98,393              -                 -        98,393
Net loss                    -          -                             -        (1,362,954)   (1,362,954)
--------------------------------------------------------------------------------------------------------

BALANCE, December
  31, 1994         10,070,213      $1,007    $9,840,930      $(249,360)      $(2,255,581)   $7,336,996


                                      F/S-4

                           HANOVER GOLD COMPANY, INC.
                  CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH MARCH 31, 1997
                                  (continued)

                           Common Stock        Additional                       During the
                         ----------------      Paid in      Subscription        Development
                         Shares    Amount      Capital       Receivable           Stage         Total
                         ------    ------      ----------   ------------        -----------    --------

BALANCE, December
  31, 1994          10,070,213    $1,007     $9,840,930     $(249,360)       $(2,255,581)    $7,336,996
Issuance of common
 stock for cash
 ($0.35 per share)   2,142,856       214        749,786             -                  -        750,000
Issuance of common
 stock for cash
 ($0.35 per share)     714,286        71        249,929             -                  -        250,000
Issuance of common
 stock for cash
 ($1.00 per share)     200,000        20        199,980             -                  -        200,000
Issuance of common
 stock in satisfaction
 of vendor obligations
 ($1.06 per share)      69,679         7         74,089             -                  -         74,096
Issuance of common
 stock in satisfaction
 of vendor obligations
 ($1.00 per share)     200,000        20        199,980             -                  -        200,000
Issuance of common
 stock for cash
 ($1.00 per share)   1,000,000       100        999,900             -                  -      1,000,000
Issuance of common
 stock to officer      197,835        20              -             -                  -             20
Issuance of common
 stock pursuant to
 Convertible debt   1,348,295        135        281,313             -                  -        281,448
Cash received for
 subscribed shares          -          -              -       249,360                  -        249,360
Repurchase of previously
 issued shares
 ($1.60 per share)    (23,000)        (2)       (36,798)
Net loss                    -          -              -             -         (2,329,190)    (2,329,190)
-------------------------------------------------------------------------------------------------------

BALANCE, December
  31, 1995         15,920,164      1,592     12,559,109             -         (4,325,299)     7,975,930
Issuance of common
 stock for mineral
 property rights
 ($4.00 per share)      5,000          1         19,999             -                  -         20,000
Issuance of common
 stock for mineral
 property rights
 ($2.00 per share)    525,000         52      1,049,948             -                  -      1,050,000
Issuance of common
 stock for mineral
 property rights
 ($1.56 per share)    250,000         25        389,975             -                  -        390,000
Issuance of common
 stock for cash
 ($0.50 per share)   2,142,858       214       1,071,215             -                 -      1,071,429
Issuance of common
 stock for cash net
 of issuance costs
 of $70,000
 ($1.25 per share)   1,000,000       100       1,179,900             -                 -      1,180,000
Net loss                     -         -               -             -        (1,328,327)    (1,328,327)
--------------------------------------------------------------------------------------------------------

BALANCE, December
 31, 1996           19,843,022     1,984      16,270,164             -        (5,913,098)    10,359,032
Issuance of common
 stock for
 services rendered
 ($0.95 per share)      43,421         5          41,245             -                 -         41,250
Grant of option to
 director as
 compensation for
 loan guaranty
 (Note 7)                                      1,457,170             -                 -              -
Deferred guaranty fee,
 subject to grant
 exercise
 (Note 7)                    -         -      (1,457,170)            -                 -              -
Net loss                     -         -               -             -          (191,966)      (191,966)
-------------------------------------------------------------------------------------------------------

BALANCE,
 March 31, 1997     19,886,443    $1,989     $16,311,391             -       $(6,105,064)   $10,208,316


                                      F/S-5

                            HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)



                                        Date of Inception   Three Months        Three Months
                                        (May 2, 1990)          Ended               Ended
                                           through          March 31,'97        March 31,'96
                                         March 31,'97                            (Restated)
                                        -----------------   -------------       -------------
Operating activities:
 Net loss                                 ($6,105,064)        ($191,966)         ($284,475)

Adjustments to reconcile net loss
 to cash used in operating
 activities:
  Depreciation and depletion                  103,000             4,769              8,152
  Issuance of common stock for services        41,250            41,250                  -
  Loss on disposition of assets                40,764             8,255                  -
  Common stock issued for public
    relations fees                            200,000                 -                  -
  Common stock issued to officers and
    directors                                      40                 -                  -
 Write-off note receivable                    779,921                 -                  -

Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory    (10,000)                -                  -
 (Increase) decrease in prepaid expenses      (72,532)           24,837             76,796
 Increase (decrease) in accounts payable       94,412           (49,820)           (86,032)
 Increase (decrease) in accrued expenses      101,198           (50,939)           266,066
 (Increase) decrease in accounts receivable     6,000                 -                  -
 (Increase) decrease in other assets          (23,424)                -                  -
                                             --------         ---------           --------
Net cash used in operating activities      (4,850,435)         (213,614)           (19,493)
                                            =========         =========           =========
Investing activities:
 Proceeds from sale of equipment               15,326                 -                  -
 Repayment (advances) under
  notes receivable                         (1,089,219)                -                  -
 Purchase of furniture and equipment         (296,596)          (10,401)           (30,891)
 Additions to mining properties            (7,843,641)         (235,528)        (1,437,748)
                                            ---------         ---------          ---------
Net cash used in investing activities      (9,214,130)         (245,929)        (1,468,639)
                                            =========          ========          =========

Financing activities:
 Repurchase and retirement of common stock    (36,800)                -                  -
 Proceeds from issuance of convertible debt   215,170                 -                  -
 Capital contributions                        177,243                 -                  -
 Deposits on common stock                   1,298,750         1,298,750                  -
 Borrowings under note payable
   to shareholder                              73,405                 -                  -
 Collection of subscription receivable        249,360                 -                  -
 Proceeds from sale of common stock        13,069,225                 -          1,043,000
 Repayment of long-term debt                  (46,228)                -                  -
                                           ----------         ---------          ---------
Net cash provided by financing activities  15,000,125         1,298,750          1,043,000
                                           ==========         =========          =========

Net increase (decrease) in cash               935,560           839,207           (445,132)
Cash, beginning of period                           -            96,353            734,983
                                            ---------         ---------          ---------
Cash, end of period                           935,560           935,560            289,851
                                            =========         =========          =========



                                     F/S-6

                            HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                        Date of Inception   Three Months        Three Months
                                        (May 2, 1990)          Ended               Ended
                                           through          March 31,'97        March 31,'96
                                         March 31,'97                            (Restated)
                                        -----------------   -------------       -------------
Supplemental disclosures of cash flow
 information:
 Cash paid during the year for:
   Interest                              $   27,668           $   3,623                  -
   Income taxes                                   -                   -                  -
Supplemental schedule of non-cash
 investing and financing activities
   Mineral property rights acquired
     in exchange for:
     Issuance of common stock             1,460,000                   -          1,043,000
     Issuance of long-term debt             263,946                   -                  -
     Notes receivables                     309,298                    -            309,298
     Fixed assets                           66,177                    -             35,453

   Issuance of shares of common stock
     in satisfaction of vendor
     obligations                            74,096                    -                  -

   Conversion of notes payable and
     accrued interest to common stock      281,448                    -                  -





          [The balance of this page has been intentionally left blank.]


                                     F/S-7

                        HANOVER GOLD COMPANY, INC.

            NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                              (UNAUDITED)


Financing information presented in the Company's quarterly reports follow the policies set forth in its Annual Report to Stockholders and its Annual Report on Form 10-K filed with the Securities and Exchange Commission. In accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X, these quarterly reports do not include all of the information and footnotes.

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

1. Nature of business:

     The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries. The Company has been in the development stage since its inception. The Company has no recurring source of revenue and has incurred operating losses since inception. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   Common Stock:

     In March 1997, the Company issued a four year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen month period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and will be amortized to expense over the guaranty period.



  [The balance of this page has been intentionally left blank.]


                              F/S-8

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HANOVER GOLD COMPANY, INC.

                            By:    /s/ James A. Fish
                                 ------------------------------
                                   its President

                                  Date:  May 9, 1997


                             By:   /s/ Wayne Schoonmaker
                                 ------------------------------
                                   its Principal Accounting
                                     Officer

                                  Date:  May 9, 1997










                              F/S-9