Form 10-Q
period 1997-06-30
HANOVER GOLD COMPANY INC
filed 1997-08-13
CIK 778165

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997
                               OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _____________ to _____________

                Commission file number:  0-23022

                   HANOVER GOLD COMPANY, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                           11-2740461
 (State or other jurisdiction       (IRS Employer Identification No.)
       of incorporation)

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

          HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JUNE 30, 1997


                       TABLE OF CONTENTS

                                                             Page
PART I - FINANCIAL INFORMATION

     Item 1:                  Financial Statements          1

     Item 2:       Management's Discussion and Analysis of
             Financial Condition and Results of Operations  1



PART II - OTHER INFORMATION

     Item 1:                  Legal Proceedings                4

     Item 2:                  Changes in Securities            4

     Item 3:                  Defaults upon Senior Securities  4

     Item 4:                  Submission of Matters to a
                                   Vote of Security Holders    4

     Item 5:                  Other Information                4

     Item 6:                  Exhibits and Reports on Form 8-K 4


SIGNATURES








 [The balance of this page has been intentionally left blank.]






                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended June
30, 1996.

During the six months ended June 30, 1997, the Company generated no revenue. Approximately $3,500 in revenues was realized during the six months period ended June 30, 1996 resulting from the sale of carbon product stockpiled at the Company's inactive mine. General and administrative expenses decreased to $436,000 for the six months period ended June 30, 1997 as compared to $800,000 for the six months period ended June 30, 1996. The decrease is principally attributed to expenses incurred in 1996 related to the Company relocating its headquarters from New York to Idaho. For the six months ended June 30, 1997, the Company experienced a loss of $686,000, or $0.04 per share, compared to a loss of $764,000, or approximately $0.05 per share, during the comparable period in the previous year. Included in the 1997 loss was a $243,000 interest charge representing amortization of the value of options granted for a guaranty of future company obligations.

Second Quarter 1997

During the second quarter 1997, the company's loss amounted to $494,000; approximately half of which resulted from a charge for depreciation of $12,611 and an interest charge of $243,000 as noted in the above paragraph.

  [The balance of this page has been intentionally left blank.]

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At June 30, 1997, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. At June 30, 1997, those rental and royalty obligations payable in 1997 and 1998 were approximately $1,358,000 and $1,458,000.

These conditions give rise to substantial doubt about the company's ability to continue as a going concern. Accordingly, the Company's independent certified public accountants modified their March 7,1997 report accompanying the Company's December 31,1996 financial statements to include an explanatory paragraph relative to a going concern uncertainty. Management believes the Company will meet its 1997 obligations using existing funds and funds to be derived from the anticipated sale, later this year, of 2,000,000 additional shares of its common stock. These shares are being offered on a best effort basis, however, and no assurance can be given that any of the shares will be sold. In addition, an affiliate of the Company, and others, have guaranteed the Company's payments to the landowner-lessors of its mining claims through 1997 and for the first nine months of 1998 if the Company is unable to obtain necessary funds. Nonetheless, unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch properties, it may continue to experience a shortage of working capital.

The Company has incurred aggregate losses of $6,599,000 from inception through June 30, 1997 because it has not yet been able to commence commercial mining operations on its properties. Its inability to achieve this objective is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995 and the Company's lack of success through 1995 in consolidating the various claims and interests in the area. Although the Company has been able to conduct exploration and limited development activities on the properties, primarily as the result of its former arrangement with Kennecott and, to a lesser extent, as the result of exploration and evaluation work it performed itself in 1995 and 1996, significant additional work must be undertaken to determine whether the properties will support commercial mining operations. The Company has received expressions of interest from several North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, but has not yet concluded such an arrangement. Management now believes such an arrangement may be concluded.

As has been previously reported, the Company restructured its management in 1995 and early 1996 and took a number of significant steps to consolidate the Alder Gulch mining properties. In addition, it has completed a compilation of geologic and other technical data generated from its and Kennecott's prior exploration activities. Management believes these activities will have a positive effect on the Company's performance during the remainder of 1997, and that the Company will be successful in negotiating a joint venture or other arrangement with a major mining company to explore and, if warranted, develop its properties.

At June 30, 1997, Hanover had a deferred tax asset of approximately $2,070,000. A valuation allowance equal to this amount has been established. Management cannot determine that this is more likely than not that the Company will realize the benefits from these deferred tax assets.

Although the Company's operations are subject to general inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes exploration and development activities, which can be expected to occur if it is successful in negotiating a joint venture or other agreement with a major mining company, inflation will result in an increase in the cost of goods and services necessary to its mining operations.

On March 17, 1997, Neal A. Degerstrom, who is affiliated with the Company, guaranteed the payment of the Company's obligations to the landowner-lessors of its mining claims through September 7, 1998, up to the aggregate amount of $2,891,210, which amount approximates the Company's obligations to these landowner-lessors during the period of the guaranty. As consideration for the guaranty, the Company granted Mr. Degerstrom three-year options to purchase up to 2,312,968 shares of the Company's common stock at an exercise price of $1.25 per share. The fair value of these options, as determined using the Black-Scholes option pricing model, is approximately $1,450,000 and will be amortized to expense over the guaranty period. Payments made by Mr.
Degerstrom pursuant to the guaranty will be credited toward the exercise of such options. Effective April 29, 1997, Mr. Degerstrom assigned two-thirds of these options equally to two nonaffiliated individuals, each of whom undertook to guarantee the payment to Mr. Degerstrom of one-third of the amount Mr. Degerstrom is required to pay the Company during the term of his guaranty. The guaranty was given by Mr. Degerstrom in connection with the reorganization agreement, dated as of April 30, 1997, between the Company and Easton-Pacific and Riverside Mining Company.

As has been previously reported, the Company is a party to a March 25, 1996 agreement covering the purchase from Tabor Resources Corporation of certain mining claims and interests located in the Alder Gulch area. This agreement is also the subject of pending litigation, as is also disclosed elsewhere in this report. The Company issued 525,000 shares of common stock to Tabor in the transaction and also agreed that, if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock did not exceed $2.00 per share for a consecutive 30-day period prior to April of 1998, it would issue Tabor such number of additional shares as was necessary to raise the aggregate market value of the shares then owned by Tabor to $2.00. At August 1, 1997, the closing sales price of the Company's common stock, as reported on the Nasdaq SmallCap Market, was $0.88. Were this price to remain constant, the Company would be obligated to issue Tabor an additional 675,000 shares of its common stock pursuant to the agreement. This would have the effect of reducing Hanover's per share stockholders' equity from approximately $0.58 to approximately $0.56, based on the company's unaudited financial statements as at June 30, 1997, and may make it more difficult for the Company to raise additional funds from the sale of its common stock in the future.

Cash flows for the six months ended June 30, 1997 were as follows: During the six months ended June 30, 1997, the Company's cash position increased $42,000, to $138,000. During the six months period, the Company used $444,000 in operating activities, primarily as a result of the reported $686,000 net loss. Investing activities used $917,000, primarily due to $890,000 in expenditures related to the Company's mineral properties. During the period, the Company received $1,424,000 from six individuals as a deposit on common stock to be sold pursuant to a proposed public offering. If the offering does not occur, these funds will be refunded, together with accrued interest.


  [The balance of this page has been intentionally left blank.]

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As previously reported, on October 4, 1996, the Company initiated an action against Tabor Resources Corporation and Washington Trust Bank in its capacity as escrow agent, in United States District Court for the Eastern District of Washington (Case No. CS-96-663 FVS) for breach of contract and injunctive relief.
The Company has deposed the principal witnesses in this matter and expects soon to file motions seeking summary judgement in its favor on its breach of contract claims against Tabor, and specific performance of Tabor's obligations, and dismissal of Tabor's counterclaims. The Company believes the terms and conditions of its asset purchase agreement with Tabor are clear and unambiguous, and that the federal district court in which the action is now pending will not accept the argument that a consent requirement contained in the parties' escrow agreement changed the substantive terms of the transaction to grant Tabor the right in its discretion to rescind the transaction prior to termination of the escrow. The Company also believes that Tabor cannot establish any securities law claim where it was provided access to all material information concerning the Company and acknowledged such access in closing the transaction, particularly since its complaints about nondisclosure concern matters unknown at the time of the transaction, or which were immaterial, or which were not information of a sort that a registration statement would provide. The Company finally believes that Tabor can not demonstrate that its alleged damages are causally related to any acts or omissions of the Company or its agents.

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


ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.  The following exhibit is filed as part of this report:

     Exhibit 27.0   Financial Data Schedule

Reports on Form 8-K.     None.

                   HANOVER GOLD COMPANY, INC.


                       TABLE OF CONTENTS

                                                         PAGE

Condensed Balance Sheets as of June 30, 1997
  and December 31, 1996                                        F/S-2

Condensed Statements of Operations for the Six Months
  Ended June 30, 1997 and 1996, and for the period from
  inception (May 2, 1990) to June 30, 1997                     F/S-3

Condensed Statements of Changes in Stockholders' Equity for the period from inception (May 2, 1990) to June 30, 1997 F/S-4

Condensed Statements of Cash Flow for the Six
  Months Ended June 30, 1997 and for the period
   from inception (May 2, 1990) to June 30, 1997               F/S-6

Notes to Condensed Interim Financial Statements                F/S-8






             [The balance of this page has been intentionally left blank.]



                                     F/S-1
                   HANOVER GOLD COMPANY, INC.
                    CONDENSED BALANCE SHEET
                             ASSETS

                                June 30, 1997            December
31, 1996
                                    (Unaudited)    (Audited)
                                ----------------- ---------------
Current assets:
 Cash                            $    138,524     $   96,353
 Supplies Inventory                    10,000         10,000
 Prepaid expenses and other
  current assets                       52,325         97,369
                                   ----------     ----------
   Total current assets               200,849        203,722
                                   ----------     ----------
Resource properties and claims:
 Exploration, engineering and site
   development                      2,375,745      2,288,508
 Mining properties                  9,004,859      8,202,314
                                  -----------    -----------
     Total resource properties
       and claims                  11,380,604     10,490,822
                                  -----------    -----------
Property and equipment, at cost       204,952        151,258

Less accumulated depreciation         102,725         63,076
                                   ----------     ----------
 Net property and plant and equipment 102,227         88,182
                                   ----------     ----------
Other assets                           23,424         23,424
                                   ----------     ----------
     Total assets                 $11,707,104   $ 10,806,150
                                   ==========     ==========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable               $         241  $      70,136
 Note payable-shareholder              73,405         73,405
 Accrued expenses                      43,989         85,859
 Current Portion of long-term debt     29,929         23,653
                                   ----------     ----------
     Total current liabilities        147,564        253,053
Long-term debt, less current portion  178,703        194,065
                                  -----------    -----------
Total liabilities                   $ 326,267      $ 447,118
                                  -----------    -----------
Stockholders' equity:
 Preferred stock, $0.001 par value; shares
   authorized 2,000,000, no shares outstanding             -
-
 Common Stock, $0.0001 par value, authorized
   48,000,000 shares; issued and outstanding
   19,886,443 and 19,843,022 shares
   respectively                         1,989          1,984
 Additional paid-in capital        16,554,253     16,270,146
 Deposits on Common Stock           1,423,750              -
 Deficit accumulated during the
   development stage             ( 6,599,155)   ( 5,913,098)
                                -------------  -------------
 Total Stockholders equity         11,380,837     10,359,032
                                -------------  -------------
   Total liabilities and
   stockholders' equity           $11,707,104   $ 10,806,150
                                =============   ============

                              F/S-2

                   HANOVER GOLD COMPANY, INC.
             CONDENSED STATEMENTS OF INCOME (LOSS)
                          (Unaudited)

                      Date of Inception   Quarter      Six Months  Six Months
                      (May 2, 1990)       Ended        Ended       Ended
                   through June 30, 1997  June 30,1996 June 30,1997 June 30,1996               June 30,1996
                      ------------------  ------------ ------------ -------------
Revenue               $      1,151,958     $      0    $        0  $    3,511

Cost of goods mined          1,987,483            0             0           0
                          ------------   ----------    ----------   ---------
Gross profit (loss)          (835,525)            0             0       3,511

Depreciation and
  amortization                 110,892        7,842        12,611      13,549
Provision for bad debt         779,921            0             0           0
General and administrative
 expenses                    4,650,106      242,629       423,312     786,401
                          ------------   ----------    ----------  ----------
Loss from operations       (6,376,444)    (250,471)     (435,923)   (796,439)

Interest (expense) and
  other income (Note 2)      (178,975)    (239,427)     (237,686)      32,518
Loss on write-down of assets  (43,736)      (4,193)      (12,448)           0
                          ------------   ----------    ----------  ----------
Net loss                  ($6,599,155)    (494,091)    ($686,057)  ($763,921)
                          ============    =========    ==========   =========
Net loss per share                          ($0.02)       ($0.04)      (0.05)

Weighted average common
shares outstanding (1)                   19,886,443   19,874,208   16,744,340

        ____________________

     (1) As of June 30, 1997, 19,886,443 shares of common stock were outstanding and an additional 3,317,968 shares were deemed outstanding pursuant to presently outstanding options.


          [The balance of this page has been intentionally left blank.]





                             F/S-3
                             HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1997

                                                                                Deficit
                                                                                Accumulated
                                 Common Stock                       Additional  During the
                                 -----------------                Paid in SubscrDevelopment
                                 Shares      Amount     Capital     Receivable  Stage       Total
----------------------------------------------------------------------------------------------------
Issuance of common stock for
  cash ($0.53 per share)         752,562     $  75      $402,425    $      -     $      -   $402,500
Issuance of common stock for
  cash ($0.07 per share)          86,250         9         6,009           -            -      6,018
Cash contributed to capital            -         -         5,000           -            -      5,000
Net loss                               -         -             -           -    (141,114)  (141,114)
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1990        838,812        84      413,434           -    (141,114)    272,404
Issuance of common stock to
  directors ($0.0001/share)       200,000        20            -           -            -         20
Issuance of common stock for
  claims and Engineering costs
  ($2.50 per share)               229,007        23      572,496           -            -    572,519
Issuance of common stock for
  cash ($0.06 per share)        2,957,506       296      166,374           -            -    166,670
Issuance of common stock for
  cash ($0.42 per share)          268,586        27      113,723           -            -    113,750
Exercise of stock purchase
  warrants ($0.60 per share)       74,400         7       44,633           -            -     44,640
Exercise of stock purchase
  warrants ($1.25 per share)      111,500        11      139,363           -            -    139,374
Cash contributed to capital             -         -       73,850           -            -     73,850
Net loss                                -         -           -            -    (179,866)  (179,866)
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1991      4,679,811       468    1,523,873           -    (320,980)  1,203,361
Issuance of common stock for
  cash ($2.00 per share)          712,500        71    1,424,929           -            -  1,425,000
Issuance of common stock for
  cash ($0.18 per share)          218,537        22       39,978           -            -     40,000
Exercise of stock purchase
  warrants ($1.25 per share)       41,600         4       51,996           -            -     52,000
Net loss                                -         -           -            -    (314,878)  (314,878)
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992      5,652,448       565    3,040,776           -    (635,858)  2,405,483
Issuance of common stock for
  interest in mineral Property
  ($1.50 per share)               150,000        15      224,985           -            -    225,000
Issuance of common stock to
  officer ($0.01 per share)       127,165        13          737           -            -        750
Exercise of stock purchase
  warrants ($1.60 per share)    3,061,703       306    4,749,912   (649,360)            -  4,100,858
Net loss                                -         -           -            -    (256,769)  (256,769)
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993      8,991,316       899   8,016,410    (649,360)    (892,627)  6,475,322
Exercise of stock purchase
  warrants ($1.60/share)        1,328,897       133   2,126,102            -            -  2,126,235
Cancellation of subscribed
 shares ($1.60 per share)       (250,000)      (25)   (399,975)      400,000            -          -
Cash contributed to capital             -         -      98,393            -            -     98,393
Net loss                                -         -           -            -  (1,362,954)(1,362,954)
----------------------------------------------------------------------------------------------------
BALANCE, December 31,
  1994 (Restated)              10,070,213    $1,007  $9,840,930   $(249,360) $(2,255,581) $7,336,996
Issuance of common stock for
  cash ($0.35 per share)        2,142,856       214     749,786            -            -    750,000
Issuance of common stock for
  cash ($0.35 per share)          714,286        71     249,929            -            -    250,000
Issuance of common stock for
  cash ($1.00 per share)          200,000        20     199,980            -           -     200,000
Issuance of common stock in
 Satisfaction of vendor
  obligations ($1.06 per share)    69,679         7      74,089            -            -     74,096
Issuance of common stock in
 Satisfaction of vendor
  obligations ($1.00 per share)   200,000        20     199,980            -            -    200,000
Issuance of common stock for
  cash ($1.00 per share)        1,000,000       100     999,900            -            -  1,000,000
Issuance of common stock to
  officer                         197,835       20           -            -            -         20
Issuance of common stock pursuant
  to Convertible debt           1,348,295       135     281,313            -            -    281,448
Cash received for subscribed shares     -         -           -      249,360            -    249,360
Repurchase of previously issued
  shares ($1.60 per share)       (23,000)       (2)    (36,798)            -           -    (36,800)
Net loss                                -         -           -            -  (2,329,190)(2,329,190)
---------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995     15,920,164    $1,592 $12,559,109     $      - $(4,584,771) $7,975,930

                                      F/S-4


                              HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1997
                                   (CONTINUED)

                                                                                Deficit
                                                                                Accumulated
                                 Common Stock                       Additional  During the
                                 -----------------               Paid in SubscriDevelopment
                                 Shares      Amount     Capital     Receivable  Stage       Total
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995     15,920,164    $1,592 $12,559,109     $      - $(4,584,771) $7,975,930
Issuance of common stock for
 mineral property rights
  ($4.00 per share)                 5,000         1      19,999            -            -     20,000
Issuance of common stock for
 mineral property rights
 ($2.00 per share)                525,000        52   1,049,948            -            -  1,050,000
Issuance of common stock for
  mineral property rights
  ($1.56 per share)               250,000       25     389,975            -            -    390,000
Issuance of common stock for
  cash  ($0.50 per share)       2,142,858       214   1,071,215            -            -  1,071,429
Issuance of common stock for
  cash net of issuance costs
  of $70,000
 ($1.25 per share)              1,000,000       100   1,179,900            -            -  1,180,000
Net loss                                -        -            -            -  (1,328,327)(1,328,327)
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996     19,843,022     1,984  16,270,164            -  (5,913,098) 10,359,032
Issuance of common stock for
 services rendered
 ($0.95 per share)                 43,421         5      41,245            -            -     41,250
Grant of option to director as
 compensation for loan
 guaranty (Note 2)                                    1,457,170            -            -  1,457,170
Deferred guaranty Fee, subject to
 grant exercise (Note 2)                -         - (1,214,308)            -            -(1,214,308)
Deposits received on Common Stock       -         -           -    1,423,750            -  1,423,750
Net loss                                -         -           -            -    (686,057)  (686,057)
----------------------------------------------------------------------------------------------------
BALANCE, June 30, 1997        $19,886,443    $1,989 $16,554,253   $1,423,750 $(6,599,155)$11,380,837


          [The balance of this page has been intentionally left blank.]




                                      F/S-5
                            HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                            Date of Inception     Six Months    Six Months
                              (May 2, 1990)       Ended          Ended
                           through June 30, 1997  June 30, 1997 June 30, 1996
                           ---------------------  ------------- -------------
Operating activities:
 Net loss                          ($ 6,599,155) ($ 686,057)   ($ 763,921)

Adjustments to reconcile net loss
 to cash used in operating activities:
 Depreciation, depletion, + amortization 353,704     255,473        13,549
 Issuance of common stock for services    41,250      41,250             -
 Loss on disposition of assets            44,957      12,448             -
 Common stock issued for public
  relations fees                         200,000           -             -
 Common stock issued to officers
  and directors                               40           -             -
 Write-off of note receivable            779,921           -             -

Changes in operating assets and
 liabilities:
 (Increase) decrease in supplies
  inventory                             (10,000)           -             -
 (Increase) decrease in prepaid expenses(52,325)      45,044       109,605
 Increase (decrease) in accounts payable  74,337    (69,895)        26,632
 Increase (decrease) in accrued expenses 110,267    (41,870)       328,438
 (Increase) decrease in other assets    (23,424)           -             -
                                     -----------  ----------     ---------
Net cash used in operating activities (5,080,428)  (443,607)     (285,697)
                                     -----------  ----------    ----------
Investing activities:
 Proceeds from sale of equipment          15,626         300             -
 Repayment (Advances) under
  notes receivable                   (1,089,219)           -             -
 Purchase of furniture and equipment   (314,093)     (27,898)     (33,945)
 Additions to mining properties      (8,497,895)   (889,782)   (2,444,148)
                                    ------------  ----------   -----------
Net cash used in investing activities (9,885,581)  (917,380)   (2,478,093)
                                    ------------  ----------   -----------
Financing activities:
 Repurchase and retirement of
  common stock                          (36,800)           -            -
 Proceeds from issuance of
  convertible debt                       215,170           -            -
 Capital contributions                   177,243           -            -
 Deposits on common stock              1,423,750   1,423,750            -
 Borrowings under note payable to
  shareholder                             73,405           -            -
  Collection of subscription receivable  249,360           -            -
 Proceeds from sale of common stock   13,069,225           -     2,145,500
 Repayment of Long -Term debt           (66,820)    (20,592)            -
                                     -----------  ----------    ----------
Net cash provided by financing
 activities                           15,104,533   1,403,158     2,145,500
                                     -----------  ----------    ----------
Net increase (decrease) in cash          138,524      42,171     (618,290)
Cash, beginning of period                      -      96,353       734,983
                                     -----------  ----------    ----------
Cash, end of period                     $138,524    $138,524      $116,693
                                     ===========  ==========    ==========

                             F/S-6
                         HANOVER GOLD COMPANY, INC.
                     CONDENSED STATEMENTS OF CASH FLOW
                                (Unaudited)
                                (continued)

                            Date of Inception   Six Months    Six Months
                              (May 2, 1990)     Ended         Ended
                          through June 30, 1997 June 30, 1997 June 30, 1996
                          --------------------- ------------- --------------
Supplemental disclosures
 of cash flow information:
 Cash paid during the year for:
   Interest                            $35,756      $8,088        $3,623
   Income taxes                              -           -             -

Supplemental schedule of non-cash
 investing and Financing activities
   Mineral property rights acquired
   in exchange for:
      Issuance of common stock       1,685,000           -     1,460,000
      Issuance of long-term debt             -           -             -
      Notes receivables                309,298           -       309,298
      Fixed assets                      66,177           -        35,453

   Issuance of shares of common
      stock in Satisfaction of
      vendor obligations                74,096           -             -

   Conversion of notes payable and
    accrued interest to Common stock  $281,448   $       -    $        -




          [The balance of this page has been intentionally left blank.]








                                      F/S-7
                         HANOVER GOLD COMPANY, INC.
        NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                          (Unaudited)


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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

1. Nature of business:

 The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at December 31, 1996, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:
 In March 1997, the Company issued a three year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and will be amortized to expense over the guaranty period.
The amount of expense recorded in the first six months of 1997 totaled $242,862.


  [The balance of this page has been intentionally left blank.]



                                   F/S-8

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HANOVER GOLD COMPANY,INC.

                                    By:  /s/ James A. Fish
                                        ------------------

                                          James A. Fish, its
                                          President
                                          Date: August 8, 1997


                                     By:  /s/ Wayne Schoonmaker
                                          ---------------------

                                          Wayne Schoonmaker,its
                                          Principal Accounting
                                          Officer
                                          Date: August 8, 1997

                              F/S-9