Form 10-Q
period 1997-09-30
HANOVER GOLD COMPANY INC
filed 1997-11-12
CIK 778165

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997
                               OR
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

          HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                    ENDED SEPTEMBER 30, 1997


                       TABLE OF CONTENTS

                                                         Page

PART I - FINANCIAL INFORMATION

     Item 1:  Financial Statements.........................  1

     Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations 1



PART II - OTHER INFORMATION

     Item 1:Legal Proceedings ............................. 4

     Item 2:Changes in Securities ......................... 4

     Item 3:Defaults upon Senior Securities................ 4

     Item 4:Submission of Matters to a Vote of
            Security Holders .............................. 4

     Item 5:Other Information ............................. 5

     Item 6:Exhibits and Reports on Form 8-K............... 5


SIGNATURES






 [The balance of this page has been intentionally left blank.]







          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.

The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending
December 31, 1997.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997.

Nine months Ended September 30, 1997 Compared to Nine months
Ended September 30, 1996.

During the nine months ended September 30, 1997, the Company generated no revenue. Approximately $3,500 in revenues was realized during the nine-month period ended September 30, 1996 resulting from the sale of carbon product stockpiled at the Company's inactive mine. General and administrative expenses decreased to $820,000 for the nine-month period ended September 30, 1997 as compared to $1,045,000 for the nine-month period ended September 30, 1996. The decrease is principally attributed to expenses incurred in 1996 related to the Company relocating its headquarters from New York to Idaho. For the nine months ended September 30, 1997, the Company experienced a loss of $1,334,000, or $0.07 per share, compared to a loss of $1,060,000, or approximately $0.06 per share, during the comparable period in the previous year. Included in the 1997 loss was a $486,000 interest charge representing amortization of the value of options granted for a guaranty of future company obligations.

Third Quarter 1997

During the third quarter 1997, the company's loss amounted to $647,000; approximately 40% of which resulted from a charge for depreciation of $7,000 and an interest charge of $243,000 as noted in the above paragraph.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At September 30, 1997, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. At September 30, 1997, those rental and royalty obligations payable in 1997 and 1998 were approximately $ 338,000 and $1,590,000.

As was previously reported, on April 30, 1997 the Company entered into a reorganization agreement with Easton-Pacific and Riverside Mining Company to acquire all of the issued and outstanding shares of the capital stock of Easton-Pacific and Riverside Mining Company in exchange for 7,000,000 shares of the Company's common stock. On September 30, 1997 Easton-Pacific and Riverside Mining Company was effectively merged into the Company pursuant to the shareholders of both companies approving the merger and the filing of Articles of Merger with the secretaries of state of Delaware and Montana. Allowing for lock-up periods and trading volume, the fair market value of the Company's shares issued to acquire the Easton-Pacific and Riverside Mining Company's shares, including direct acquisition costs of $60,612, was determined at $4,787,000. Easton-Pacific & Riverside Mining Company's annual rental obligations for 1997 and 1998 total approximately $ 40,000.

The foregoing conditions give rise to substantial doubt about the Company's ability to continue as a going concern. Accordingly, the Company's independent certified public accountants modified their March 7,1997 report accompanying the Company's December 31,1996 financial statements to include an explanatory paragraph relative to a going concern uncertainty. To raise additional funds to help meet its 1997 obligations, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission ("SEC") to, in part, register 2,000,000 of its common shares for sale to the public. The Statement was declared effective August 15, 1997 and pursuant thereto 1,139,000 new shares of the Company's common stock were issued against an advance of $ 1,424,000 for the shares. Due to the current depressed price for its stock the Company may experience difficulty in selling the remaining 861,000 registered shares. Listed on the NASDAQ SmallCap Market tier, the Company's shares fluctuated between $0.781 and $1.094 for the period June 30, 1997 to September 30, 1997. On October 27, 1997 the closing price for the Company's stock was $0.625 per share.

The SEC recently approved NASDAQ's proposed maintenance standards for companies wishing to remain listed on the SmallCap Market. Under the new criteria which has been implemented by NASDAQ, all SmallCap stocks must maintain a bid price of at least $1.00 without exception. If the Company is to maintain its SmallCap listing it must be in compliance with the bid price requirement by February 20, 1998. Should the Company be delisted it will be extremely difficult for it to achieve the requirements necessary for readmittance onto the NASDAQ SmallCap market and the Company may lose the support of many of its broker/dealers. A delisting could have a significant impact on the Company's ability to raise funds for working capital and to meet landowner-lessor payments. The Company expects to meet its 1997 obligations using existing funds, the funds derived from the public sale of 1,139,000 additional shares of common stock and funds contributed under the guaranty given by an affiliate and others. As was previously reported, the affiliate and others guaranteed the Company's payments to the landowner-lessors of the Company's mining claims through 1997 and for the first nine months of 1998. At October 30, 1997 $1,125,000 had been paid under the guaranty to satisfy landowner-lessor obligations, entitling the affiliate and others to exercise 900,000 of the 2,312,968 share options that had been given for the guaranty. Because the Company has not been financially able to explore and develop its land holding to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $7,247,000 from its inception through September 30, 1997. Unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Alder Gulch properties, it may continue to experience a shortage of working capital.

The Company's inability to advance its properties to the commercial production stage is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995 and the Company's lack of success through 1995 in consolidating the various claims and interests in the area. Although the Company has been able to conduct exploration and limited development activities on the properties, primarily as the result of its former arrangement with Kennecott and, to a lesser extent, as the result of exploration and evaluation work it performed itself in 1995, 1996 and 1997, significant additional work must be undertaken to determine whether the properties will support commercial mining operations. While the Company believes the acquisition of the Easton-Pacific & Riverside Mining Company's claims will attract the interest of other North American Mining companies, it has increased the Company's landowner-lessor obligations by $2,000 for 1997 and $102,000 over the next three years.

The Company continues to receive expressions of interest from North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, but as yet has been unable to conclude such an arrangement. Management believes that such an arrangement can be made if the price for gold increases. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $311.40/oz in October 1997.

As was previously reported, the Company restructured its management in 1995 and early 1996 and took a number of significant steps to consolidate the Alder Gulch mining properties concluding with the acquisition of Easton-Pacific & Riverside Mining Company's claims. In addition, it has completed a compilation of geologic and other technical data generated from its and Kennecott's prior exploration activities. Management believes the information garnered from these activities will assist the Company in its efforts to negotiate a joint venture or other participating arrangement with a major mining company to explore and, if warranted, develop its properties.

At September 30, 1997, Hanover had a deferred tax asset of approximately $2,070,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

Although the Company's operations are subject to general inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes extensive exploration and development activities, which can be expected to occur if it is successful in negotiating a joint venture or other agreement with a major mining company, inflation could result in an increase in the cost of goods and services necessary to its mining operations.

As was previously reported, if during the a year period, commencing with the effective date of the agreement with Tabor Resources Corporation, the average bid price of the Company's common stock does not exceed $2.00 per share for a consecutive 30-day period prior to April of 1998, the Company will issue Tabor such number of additional shares as are necessary to raise the aggregate market value of the shares then owned by Tabor to $2.00 per share. At October 27, 1997, the closing sales price of the Company's common stock, as reported on the Nasdaq SmallCap
Market, was $0.6251/share. Were this price to remain constant, the Company would be obligated to issue Tabor an additional 1,155,000 shares of its common stock pursuant to the agreement.
As was previously reported, the Company entered into an agreement in November 1995 with W. W. Goodridge to acquire a 0.5 % gross overriding royalty interest burdening certain of the Company's claims. Pursuant to terms of that agreement, if the market price of the Company's common stock did not equal or exceed $4.00 per share prior to November 1, 1997, the Company would issue additional shares of common stock to raise the aggregate market value of the shares held by the seller to $20,000. Utilizing the highest market price of $2.53 per share for its stock, from the date of the agreement to November 1, 1997, the Company issued 2,905 additional new shares to supplement up to $20,000, the value of the shares held by the seller. If in addition to the shares issued under the Goodridge agreement 1,155,000 shares are issued to Tabor, it will have the effect of reducing Hanover's per share stockholders' equity from approximately $0.59 to approximately $0.57, based on the company's unaudited financial statements as of September 30, 1997, and may make it more difficult for the Company to raise additional funds from the sale of its common stock in the future.

Cash flows for the nine months ended September 30, 1997 were as follows: During the nine months ended September 30, 1997, the Company's cash position increased $91,000, to $187,000. During the nine-month period, the Company used $884,000 in operating activities, primarily as a result of the reported $1,334,000 net loss. Investing activities used $1,204,000, primarily due to $1,119,000 in expenditures related to the Company's mineral properties. During the period, the Company received $1,424,000 from six individuals as a deposit on 1,139,000 common shares which were sold pursuant to the Company's public offering. This stock (1,139,000 Shares) has since been issued.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As was previously reported, on October 4, 1996, the Company initiated an action against Tabor Resources Corporation and Washington Trust Bank in its capacity as escrow agent, in United States District Court for the Eastern District of Washington (Case No. CS-96-663 FVS) for breach of contract and injunctive relief. Thereafter the Company filed a motion for summary judgement on certain issues relating to counterclaims filed by Tabor, but withdrew the motion in order to conduct discovery when certain matters were disputed by Tabor. Discovery has been substantially completed and the Company expects to renew its motion for summary judgement.

The Company continues to believe that the terms and conditions of its asset purchase agreement with Tabor are clear and unambiguous and that Tabor cannot establish any securities law claim since it was provided access to all material information concerning the Company and acknowledged such access in closing the transaction. It is the Company's firm belief that Tabor cannot demonstrate that its alleged damages are causally related to any acts or omissions of the Company or its agents and that the Company will prevail upon the merit of its claims.

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the September 17, 1997 annual meeting the shareholders of the Company approved the merger of Easton-Pacific & Riverside Mining Company into the Company. Holders of 13,240,465 shares of common stock voted in favor of the merger with no votes opposed. Shareholders of Easton-Pacific & Riverside Mining Company had approved the merger at their annual meeting held September 15, 1997, with no shareholders exercising dissenters rights. Articles of Merger were filed effective with the secretaries of state of Delaware and Montana respectively on September 25, 1997 and September 30, 1997. As consideration for the merger the Company issued 7,000,000 new shares of common stock to the shareholders of Easton-Pacific & Riverside Mining Company. The shares were registered with the SEC when the Company's Form S-1 Registration Statement was declared effective August 15, 1997. The merger added a contiguous claim block of 151 unpatented, 42 patented and 2 state leases, which lies adjacent to the west side of the Company's property in the Alder Gulch area of the Virginia City Mining District.

The Company also acquired 35 patented and 58 unpatented claims near Pony, Montana and 4 patented and 7 unpatented claims near Norris, Montana. Having fulfilled its objective to control what substantially constitutes the greater part of the Virginia City Mining District, the Company believes that it will be easier to attract a major mining partner with resources to finance additional exploration activities and, if commercial development is warranted, the costs and expenses associated with building and operating a large scale mine.

At the same annual meeting the Company's shareholders elected Neal A. Degerstrom, James A. Fish, Pierre Gousseland, F. D. Owsley, and Laurence Steinbaum to continue as directors and newly elected Robinson Bosworth III a director until the next annual meeting of shareholders or until their successors are elected and qualified. Votes cast for and against the director nominees are as follows: Mr. Degerstrom - 12,342,383 for and 3,289,750 withheld; Mr. Fish - 12,336,383 for and 3,152,950 withheld; Mr. Gousseland - 11,960,946 for and 3,289,750 withheld; Mr. Owsley - 12,326,483 for and 3,299,750 withheld; Mr. Steinbaum - 12,741,379 for and 2,884,754 withheld; and Mr. Bosworth - 12,336,383 for and 3,289,750 withheld. Mr. Gousseland subsequently resigned as a director due to an arising conflict of interest and Mr. Owsley likewise resigned but for health reasons. Mr. Tim Babcock, Ex-Governor of the State of Montana, and Mr. Karl Elers, Chairman of the Board of Directors of Battle Mountain Gold, Co. were appointed to fill the vacancies on the Company's Board of Directors. The shareholders also voted to appoint BDO Seidman to act as the Company's auditors for the year ended December 31, 1997. Holders of 15,621,733 shares of common stock voted in favor of the appointment, holders of 95,150 shares voted against the appointment, and no shareholders abstained from voting.

ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.  The following exhibit is filed as part of this report:

     Exhibit 27.0   Financial Data Schedule

Reports on Form 8-K.     None.

                       HANOVER GOLD COMPANY, INC.

                           TABLE OF CONTENTS

                                                                           Page
Condensed Balance Sheets as of September 30, 1997
  and December 31, 1996                                                    F/S-2

Condensed Statements of Operations for the Nine months
  Ended September 30, 1997 and 1996, and for the period
  from inception(May 2, 1990) to September 30, 1997                        F/S-3

Condensed Statements of Changes in Stockholders' Equity
  for the period from inception (May 2, 1990) to September 30, 1997        F/S-4

Condensed Statements of Cash Flow for the Six
  Months Ended September 30, 1997 and for the period from
  inception (May 2, 1990) to September 30, 1997                            F/S-6

Notes to Condensed Interim Financial Statements                            F/S-8





                [The balance of this page has been intentionally left blank.]







                                      F/S-1


                          HANOVER GOLD COMPANY, INC.
                           CONDENSED BALANCE SHEET
                                    ASSETS

                                              SEPT. 30,         DECEMBER 31,
                                              1997              1996
                                              (UNAUDITED)       (AUDITED)
                                              -----------       ------------
Current assets:
 Cash                                         $   187,186       $    96,353
 Supplies Inventory                                  7,720           10,000
 Prepaid expenses and other current assets          99,761           97,369
                                                ----------       ----------
   Total current assets                            294,667          203,722
                                                ----------       ----------
Resource properties and claims:
 Exploration, engineering and site
   development                                   2,382,611        2,288,508
 Mining properties                              14,356,507        8,202,314
                                                ----------       ----------
     Total resource properties and claims       16,724,888       10,490,822
                                                ----------       ----------
Property and equipment, at cost                    248,797          151,258
Less accumulated depreciation                      107,392           63,076
                                                 ---------        ---------
 Net property and plant and equipment              141,405           88,182
                                                ----------       ----------
Other assets                                        23,424           23,424
                                                ----------       ----------
     Total assets                              $17,184,384     $ 10,806,150
                                               ===========     ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $         3,842    $      70,136
 Notes payable                                     285,400
 Note payable-shareholder                           73,405           73,405
 Accrued expenses                                   42,506           85,859
 Current Portion of long-term debt                  61,314           23,653
     Total current liabilities                     466,467          253,053
                                                 ---------        ---------
Long-term debt, less current portion               180,232          194,065
                                                 ---------        ---------
Total liabilities                                $ 646,699        $ 447,118
                                                 ---------        ---------
Stockholders' equity:
 Preferred stock, $0.001 par value; shares authorized
   2,000,000, no shares outstanding                      -                -
 Common Stock, $0.0001 par value, authorized
   48,000,000 shares; issued and outstanding
   28,025,443 and 19,843,022 shares respectively     2,803            1,984
 Additional paid-in capital                     23,031,577       16,270,146
 Deposits on Common Stock                          750,000                -
 Deficit accumulated during the development stage               (7,246,695)
(5,913,098)
                                               -----------      -----------
 Total Stockholders equity                      16,537,685       10,359,032
                                               -----------      -----------
   Total liabilities and stockholders' equity  $17,184,384     $ 10,806,150
                                               ===========     ============
                                        F/S-2


                    HANOVER GOLD COMPANY, INC.
             CONDENSED STATEMENTS OF INCOME (LOSS)
                          (Unaudited)

              DATE OF INCEPTION  QUARTER     NINE MONTHS  QUARTER    NINE MONTHS
              (MAY 2, 1990) TO   ENDED       ENDED        ENDED      ENDED
              SEPT. 30, 1997     SEPT.30,'97 SEPT. 30,'97 SEP.30,'96 SEP. 30,'96
              -----------------  ----------- ------------ ---------- -----------
Revenue          $    1,151,958   $      0    $       0    $     0    $   3,511

Cost of goods mined   1,987,483          0            0          0            0
                    -----------  ---------   ---------- ----------   ----------
Gross profit (loss)   (835,525)          0            0          0        3,511

Depreciation and
  Amortization          117,831      6,939       19,550      6,774       20,323
Provision for bad debt  779,921          0            0          0            0
General and admini
  strative expenses   5,046,331    396,224      819,537    274,222    1,044,600
                    -----------  ---------    ---------  ---------  -----------
Loss from operations(6,779,608)  (403,163)    (839,087)  (281,496)  (1,061,412)

Interest (expense) and
  other income (Note2)(430,251)  (251,276)    (489,062)        224        1,368
Gain (Loss) on dis-
  position of assets   (36,736)      7,000      (5,448)          0            0
                    -----------  ---------  -----------  --------- ------------
Net loss           ($7,246,595)  (647,439) ($1,333,597)  (281,272) ($1,060,044)
                   ============ ========== ============  ========= ============
Net loss per share                 ($0.03)      ($0.07)    ($0.02)      ($0.06)
Weighted average common
shares outstanding (1)          20,188,986  19,980,287  18,300,164   17,262,948

____________________

     (1) As of September 30, 1997, 28,025,443 shares of common stock were outstanding and an additional 3,317,968 shares were deemed outstanding pursuant to presently outstanding options.


                             F/S-3

                                     HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH SEPTEMBER 30, 1997

                                                                                Deficit
                                                                                Accumulated
                                    Common Stock      Additional               During the
                                    ---------------   Paid in    Subscription  Development
                                    Shares  Amount    Capital    Receivable    Stage       Total
------------------------------------------------------------------------------------------------------
Issuance of common stock for
 cash ($0.53 per share)             752,562  $     75$  402,425  $       -     $         -  $  402,500
Issuance of common stock for
 cash ($0.07 per share)              86,250         9     6,009           -              -       6,018
Cash contributed to capital               -         -     5,000           -              -       5,000
Net loss                                  -         -         -           -      (141,114)   (141,114)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1990          838,812        84   413,434           -      (141,114)     272,404
Issuance of common stock to
 directors ($0.0001/share)          200,000        20         -           -              -          20
Issuance of common stock for
 claims and Engineering costs
 ($2.50 per share)                  229,007        23   572,496           -              -     572,519
Issuance of common stock for
 cash ($0.06 per share)           2,957,506       296   166,374           -              -     166,670
Issuance of common stock for
 cash ($0.42 per share)             268,586        27   113,723           -              -     113,750
Exercise of stock purchase
 warrants ($0.60 per share)          74,400         7    44,633           -              -      44,640
Exercise of stock purchase
 warrants ($1.25 per share)         111,500        11   139,363           -              -     139,374
Cash contributed to capital               -         -    73,850           -              -      73,850
Net loss                                  -         -         -           -      (179,866)   (179,866)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1991        4,679,811       468 1,523,873           -      (320,980)   1,203,361
Issuance of common stock for
 cash ($2.00 per share)             712,500        71 1,424,929           -              -   1,425,000
Issuance of common stock for
 cash ($0.18 per share)             218,537        22    39,978           -              -      40,000
Exercise of stock purchase
 warrants ($1.25 per share)          41,600         4    51,996           -              -      52,000
Net loss                                  -         -         -           -      (314,878)   (314,878)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992        5,652,448       565 3,040,776           -      (635,858)   2,405,483
Issuance of common stock for interest in
 mineral Property ($1.50 per share) 150,000        15   224,985           -              -     225,000
Issuance of common stock to officer
 ($0.01 per share)                  127,165        13       737           -              -         750
Exercise of stock purchase warrants
 ($1.60 per share)                3,061,703       306 4,749,912   (649,360)              -   4,100,858
Net loss                                  -         -         -           -      (256,769)   (256,769)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993        8,991,316       899 8,016,410   (649,360)      (892,627)   6,475,322
                                                F/S-4
                                       HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH SEPTEMBER 30, 1997
                                   (CONTINUED)

                                                                                Deficit
                                                                                Accumulated
                                                                  Additional    During the
                                     Common Stock      Paid in    Subscription  Development
                                  Shares     Amount    Capital    Receivable    Stage        Total
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992        5,652,448  $    565 $3,040,776  $        -   $  (635,858) $ 2,405,483
Exercise of stock purchase
 warrants ($1.60/share)           1,328,897       133  2,126,102           -              -   2,126,235
Cancellation of subscribed
 shares ($1.60 per share)         (250,000)      (25)  (399,975)     400,000              -           -
Cash contributed to capital               -         -     98,393           -              -      98,393
Net loss                                  -         -          -           -    (1,362,954) (1,362,954)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31,
  1994 (Restated)                10,070,213  $  1,007 $9,840,930  $(249,360)   $(2,255,581)  $7,336,996
Issuance of common stock for
 cash ($0.35 per share)           2,142,856       214    749,786           -              -     750,000
Issuance of common stock for
 cash ($0.35 per share)             714,286        71    249,929           -              -     250,000
Issuance of common stock for
 cash ($1.00 per share)             200,000        20    199,980           -             -      200,000
Issuance of common stock in
 satisfaction of vendor obli-
 gations ($1.06 per share)           69,679         7     74,089           -              -      74,096
Issuance of common stock in
 satisfaction of vendor obli-
 gations ($1.00 per share)          200,000        20    199,980           -              -     200,000
Issuance of common stock for
 cash ($1.00 per share)           1,000,000       100    999,900           -              -   1,000,000
Issuance of common stock to officer 197,835        20          -           -              -          20
Issuance of common stock pursuant to
 Convertible debt                 1,348,295       135    281,313           -              -     281,448
Cash received for subscribed shares       -         -          -     249,360              -     249,360
Repurchase of previously issued shares
 ($1.60 per share)                 (23,000)       (2)   (36,798)           -              -    (36,800)
Net loss                                  -         -          -           -    (2,329,190) (2,329,190)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995       15,920,164    $1,592$12,559,109  $        -   $(4,584,771)  $7,975,930
Issuance of common stock for mineral
 property rights ($4.00 per share)    5,000         1     19,999           -              -      20,000
Issuance of common stock for mineral
 property rights ($2.00 per share)  525,000        52  1,049,948           -              -   1,050,000
Issuance of common stock for mineral
  property rights ($1.56 per share) 250,000        25    389,975           -              -     390,000
Issuance of common stock for cash
  ($0.50 per share)               2,142,858       214  1,071,215           -              -   1,071,429
Issuance of common stock for cash
  net of issuance costs of
  $70,000($1.25 per share)        1,000,000       100  1,179,900            -             -   1,180,000
Net loss                                  -         -          -            -   (1,328,327) (1,328,327)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996       19,843,022     1,984 16,270,146           -    (5,913,098)  10,359,032
                                                F/S-5
                                       HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH SEPTEMBER 30, 1997
                                   (CONTINUED)

                                                                                Deficit
                                                                                Accumulated
                                                      Additional               During the
                                     Common Stock     Paid in     Subscription  Development
                                 Shares      Amount   Capital     Receivable    Stage        Total
--------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996       19,843,022   $ 1,984 $16,270,146  $        -   $(5,913,098) $10,359,032
Issuance of common stock for services
 rendered ($0.95 per share)          43,421         5      41,245           -              -      41,250
Grant of option to director as compensation
 for loan guaranty (Note 2)                             1,457,170           -              -   1,457,170
Deferred guaranty Fee, subject to grant
 exercise (Note 2)                        -         -   (971,446)           -              -   (971,446)
Deposits received on Common Stock         -         -           -   2,173,750              -   2,173,750
Issuance of common stock
 for cash ($1.25 per share)       1,139,000       114   1,423,636 (1,423,750)              -           -
Issuance of common stock
 For purchase of Easton-Pacific
 Net assets                       7,000,000       700   4,810,826           -              -   4,811,526
Net loss                                  -         -           -           -    (1,333,597) (1,333,597)
--------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1997     $28,025,443    $2,803  $23,031,577   $750,000   $(7,246,695) $16,537,685

                                             HANOVER GOLD COMPANY, INC.
                                         CONDENSED STATEMENTS OF CASH FLOW
                                                     (Unaudited)

                                           Date of Inception   Nine months     Nine months
                                           (May 2, 1990)       Ended           Ended
                                           through Sep.30,'97  Sep.30,1997     Sept.30, 1996
                                           ------------------  ------------    --------------
Operating activities: Net loss              ($   7,246,695)    ($ 1,333,597)   ($  1,060,044)
Adjustments to reconcile net loss to cash
 used in operating activities:
 Depreciation, depletion, + amortization            603,505          505,274           20,323
 Issuance of common stock for services               41,250           41,250                -
 Loss on disposition of assets                       45,095           12,586                -
 Common stock issued for public relations fees      200,000                -                -
 Common stock issued to officers and directors           40                -                -
 Write-off of note receivable                       779,921                -                -

Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory          (7,720)            2,280                -
 (Increase) decrease in prepaid expenses           (99,761)          (2,392)          (4,679)
 Increase (decrease) in accounts payable             77,938         (66,294)         (13,206)
 Increase (decrease) in accrued expenses            108,784         (43,353)            8,525
 (Increase) decrease in other assets               (23,424)                -          (3,500)
                                               ------------      -----------      -----------
Net cash used in operating activities           (5,521,067)        (884,246)      (1,052,581)
                                               ------------      -----------      -----------
Investing activities:
 Proceeds from sale of equipment                     18,408            3,082                -
 Repayment (Advances) under notes receivable    (1,089,219)                -         309,296
 Purchase of furniture and equipment              (374,636)         (88,441)         (34,736)
 Additions to mining properties                (13,842,179)      (6,234,066)      (1,178,059)
                                               ------------      -----------      -----------
Net cash used in investing activities          (15,287,626)      (6,319,425)        (903,499)
                                               ------------      -----------      -----------
Financing activities:
 Repurchase and retirement of common stock         (36,800)                -                -
 Proceeds from issuance of convertible debt         215,170                -                -
 Capital contributions                              177,243                -                -
 Deposits on common stock                           750,000          750,000
 Borrowings under note payable to shareholder        73,405                -                -
  Collection of subscription receivable             249,360                -                -
 Proceeds from sale of common stock              14,492,975        1,423,750          976,000
 Increase in Notes Payable                          263,000          309,228          290,738
 Common stock issued for property                 4,811,526       4,811,526                 -
                                                -----------       ----------       ----------
Net cash provided by financing activities        20,995,879        7,294,504        1,266,738
                                                -----------       ----------       ----------
Net increase (decrease) in cash                     187,186           90,833        (689,342)
Cash, beginning of period                                 -           96,353          723,162
                                                -----------       ----------       -----------
Cash, end of period                              $  187,186       $  187,186      $    33,820
                                                ===========       ==========      ===========
                                                      F/S-6
                                     HANOVER GOLD COMPANY, INC.
                                 CONDENSED STATEMENTS OF CASH FLOW
                                            (Unaudited)
                                            (continued)

                                           Date of Inception   Nine months      Nine months
                                           (May 2, 1990)       Ended            Ended
                                           through Sep.30,'97  Sep.30, 1997     Sep.30, 1996
                                           ------------------  -------------   ---------------
Supplemental disclosures of cash flow information:
 Cash paid during the year for:
   Interest                                        $36,790            $9,122          $3,623
   Income taxes                                          -                 -               -

Supplemental schedule of non-cash investing and
 Financing activities
   Mineral property rights acquired in exchange for:
      Issuance of common stock                   6,837,250         5,115,460       1,460,000
      Issuance of long-term debt                         -                 -               -
      Notes receivables                            309,298                 -         309,298
      Fixed assets                                  66,177                 -          35,453

   Issuance of shares of common stock in satisfaction
      of vendor obligations                         74,096                 -               -

   Conversion of notes payable and accrued interest to
      Common stock                                $281,448       $         -  $            -




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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1997.

1. NATURE OF BUSINESS:

 The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 1997, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   COMMON STOCK:

 In March 1997, the Company issued a three-year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and will be amortized to expense over the
guaranty period.   The amount of expense recorded in the first
nine months of 1997 totaled $485,724.

 On April 30, 1997, Hanover entered into a reorganization agreement with Easton-Pacific & Riverside Mining Company to acquire all of the issued and outstanding shares of the capital stock of Easton-Pacific & Riverside Mining Company in exchange for 7,000,000 shares of common stock of Hanover, to be followed by the merger of Easton-Pacific & Riverside Mining Company into Hanover. The transaction became effective September, 1997 and is reflected in the third quarter financial statements. The fair value of the issued shares of Hanover reflects the quoted price for the common stock as of the date of the shareholder approval, discounted to reflect lock-up periods and trading volume. The acquisition of Easton-Pacific & Riverside Mining Company is accounted for as a purchase, with total cost determined at $4,787,000, which represents the fair value of the shares of common stock of Hanover plus direct acquisition costs of $60,612.

                              F/S-8

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANOVER GOLD COMPANY, INC.

                                        By:  /s/ James A. Fish
                                        --------------------------
                                             James A. Fish, its
                                             President
                                             Date: November 12,1997


                                        By:  /s/ Wayne Schoonmaker
                                        ---------------------------

                                             Wayne Schoonmaker, its
                                             Principal Accounting
                                             Officer
                                             Date: November 12,1997






                              F/S-9