Form 10-K
period 1997-12-31
HANOVER GOLD COMPANY INC
filed 1998-03-16
CIK 778165

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                ___________
                                 FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997
                                    OR
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

       Securities registered pursuant to Section 12 (b) of the Act:

    Common Stock                             The NasdaqSmallCap Market
Title of each class               Name of each exchange on which registered

     Securities registered pursuant to Section 12 (g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

   Indicate  by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1998 was $14,276,537. The number of shares of common stock outstanding at such date was 29,868,019 shares. An additional 2,532,970 were deemed outstanding at such date pursuant to presently exercisable options.

                  HANOVER GOLD COMPANY, INC.
                         ANNUAL REPORT
                ON FORM 10-K FOR THE FISCAL YEAR
                    ENDED DECEMBER 31, 1997

                       TABLE OF CONTENTS

                                                               Page
SAFE HARBOR STATEMENT                                            (ii)
GLOSSARY OF SIGNIFICANT MINING TERMS                            (iii)
PART I
  Item 1:  Business                                                 1
  Item 2:  Properties                                               3
  Map of Property                                                   9
  Item 3:  Legal Proceedings                                       10
  Item 4:  Submission of Matters to a Vote of Security Holders     10
PART II
  Item 5:  Market for Registrant's Common Equity and Related
           Stockholder Matters                                     11
  Item 6:  Selected Financial Data                                 11
  Item 7:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     12
  Item 8:  Financial Statements and Supplementary Data             15
  Item 9:  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                     15
PART III
  Item 10: Directors and Executive Officers of the Registrant      15
  Item 11: Executive Compensation                                  18
  Item 12: Security Ownership of Certain Beneficial Owners and
           Management                                              19
  Item 13: Certain Relationships and Related Transactions          21
PART IV
  Item 14: Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                             21
Index to Financials                                                23
Signatures                                                   F/S - 16

                                    (i)
                           Safe Harbor Statement

    This report contains both historical and prospective statements concerning the Company and its operations. Historical statements are based on events that have already happened; examples include the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, the likely effect or resolution of known contingencies or other foreseeable events, and projected operating results.

   Prospective statements (which are known as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of future risks and uncertainties. The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements. The risks and uncertainties associated with prospective statements contained in this report include, among others, the following:

   THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no significant revenue from mining operations, has incurred losses from operations in each of the last six years, and at December 31, 1997 had negative working capital. This trend is expected to continue for at least the next three years and will reverse itself only if, as and when gold is produced from the Company's mining properties.

   NO PROVEN OR PROBABLE RESERVES. The Company must undertake significant additional exploration and evaluation of its mining properties before proven or probable reserves can be delineated, and no assurance can be given that any reserves will be delineated. The engineering and geological studies which have been completed, and which lead the Company to believe that significant reserves exist, are insufficient to establish reserves under accepted mining practices.

   THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company needs additional financing to hold its mining properties, explore and evaluate them further, and, if warranted, put them into production. The Company believes this financing will come from additional sales of common stock, from bank or other borrowings or, alternatively, as the result of joint development with another mining company. The Company has no commitment for bank financing or for the underwriting of additional stock, however, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold.
   Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, the political and economic conditions of major gold producing countries throughout the world, and the policies of various Central Banks regarding the purchase, sale, or lease of gold. As of March 1, 1998, world gold prices were approximately $298.85 per ounce, a reduction of approximately 18% from prices a year ago.

   RISKS AND CONTINGENCIES ASSOCIATED WITH THE MINING INDUSTRY GENERALLY. The Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.
                                   (ii)
                   Glossary of Significant Mining Terms

    Certain terms used throughout this report are defined below.
    Ag.         Silver.
    Au.         Gold.
    AuEq.     Gold equivalent, being a measurement of gold and
             silver on a combined basis calculated to reflect the price and recovery differentials between the two metals.
    alluvial. Adjectivally used to identify minerals deposited over time by moving water.
    Archean.    An era in geological time 3.4 billion years ago.
    basement or bedrock.. Solid rock underlying an alluvial deposit.
    deposit.   A  mineral  deposit or mineralized  material  is  a
             mineralized underground body which has been intersected by sufficient closely-spaced drill holes or underground sampling
             to   support  sufficient  tonnage  and  average  grade(s)   of
             metal(s)   to   warrant  further  exploration  or  development
             activities.   A  deposit  does not  qualify  as  a  commercial
             minable  ore  body (reserves) under standards  promulgated  by
             the   Securities  and  Exchange  Commission  until  a   final,
             comprehensive economic, technical and legal feasibility study based upon test results has been concluded.
    development stage.  Activities related to the preparation of a commercially minable deposit for extraction.
    exploration stage.  Activities such as drilling, bulk
             sampling, assaying, and surveying related to the search for minable deposits.
    fault or faulting.  A fracture in the earth's crust
             accompanied by a displacement of one side of the fracture
             with respect to the other and in a direction parallel to the fracture.
    grade.    A term used to assign value to reserves, such as
             ounces per ton or carats per ton.
    intrusive.     Rock which while molten penetrated into or
             between other rocks but solidified before reaching the
             surface.
    lode mining.   The extraction of ore from a deposit occurring
             in place within definite boundaries separating it from the adjoining rocks.
    mineralization.     The presence of minerals in a specific area or
             geological formation.
    ore. A natural aggregate of one or more minerals which, at a specific time and place, may be mined and sold at a profit or from which some part may be profitably separated.
    overburden.    Waste rock and other materials which must be
             removed from the surface in order to mine underlying
             mineralization.
    placer mining. The extraction of ore from sediment rich in concentrated mineralization due to the high specific gravity of the mineralization.
    production stage.   Activities related to the actual
             exploitation or extraction of mineral deposit.
    reserves. That part of a mineral deposit which  could  be
             economically and legally extracted or produced at the time of determination. Reserves are subcategorized as either proven (measured) reserves, for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings, or drill holes, and grade and/or quality are computed from the results of detailed sampling, and (b) the sites for inspection, sampling, and measurement are spaced so closely and geologic character is so well defined that size, shape, depth, and mineral content are well-established; or probable (indicated) reserves, for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, yet the sites for inspection, sampling and measurement are farther apart.
     shear zone.    A tabular zone of rock which has been crushed
             and fragmented by parallel fractures due to "shearing" along a fault or zone of weakness. Shear zones can be mineralized with ore-forming solutions.
     schists.  A strongly foliated crystalline rock which readily splits into sheets or slabs as a result of the planar alignment of the constituent crystals.
     trend.      The directional line of a rock bed or formation.
                                   (iii)
                                  PART I

Item 1. Business.

GENERAL DEVELOPMENT OF BUSINESS. The Company is an exploration stage mining company organized under Delaware law in 1984. The Company holds significant mining properties in the historic Virginia City Mining District of southwestern Montana. These properties presently comprise 790 claims and three state mining leases; 686 of these claims are contiguous claims located in the Virginia City district, and the balance of which are located at Norris and Pony, Montana, some 35 miles away. The Company acquired these claims and leases beginning in 1990 through a series of subleasing and option agreements with affiliated and non-affiliated parties, and through the merger of affiliated and non-affiliated companies in exchange for stock.

   The Company has been engaged in exploration and limited development activities in the Alder Gulch area more or less continuously since 1992. These activities have consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing, assaying, and most recently in 1997 aerial surveying. No mining or milling activities have occurred since 1995.

   Since 1995 the Company has pursued a strategy of acquiring additional mining claims in the Virginia City district and renegotiating the terms under which certain of the claims were previously acquired, all in an effort to consolidate its land position in order to facilitate continued exploration and development and make its holdings more attractive to potential development partners. A significant component of this strategy was the 1997 merger of Easton-Pacific and Riverside Mining Company ("Easton Pacific") into the Company, pursuant to which the Company acquired two state leases, 40 patented claims and 149 unpatented claims in the district, and an additional 39 patented claims and 65 unpatented claims located near Norris and Pony, Montana. The Company's consolidation efforts in the district were largely concluded by the merger.

   The Company has no established proven or probable reserves, although exploration activities on the properties conducted by it and others support the existence of a potential, significant mineralized gold deposit or deposits. (A mineralized deposit is a mineralized body which has been delineated by appropriate drilling or underground sampling to support estimates of tonnage and average mineral grade. A mineralized deposit does not qualify as a reserve until a comprehensive evaluation has been completed and the economic feasibility of exploiting the deposit has been determined.) The Company has not yet undertaken a comprehensive evaluation of its mining properties and probably will not do so until it has obtained the financial assistance of a development partner or conducted additional exploration.

   The Company's principal executive offices are located at 1000 Northwest Boulevard, Suite 100, Coeur d'Alene, Idaho 83814, and its telephone number is (208) 664-4653. The Company also maintains a web site at http://wwp.hanovergold.com where additional information can be obtained.

   As of December 31, 1997, the Company had expended $2,395,986 to conduct exploration and limited development activities on the Alder Gulch and Easton-Pacific properties and $14,803,488 in payments to the landowner-lessors of its mining properties. These expenditures, which aggregate $17,199,474, have been capitalized and will be depleted using the estimated recoverable units method at such time as the properties are placed into production. See the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Summary of Accounting Policies and Note 3 to the Company's Financial Statements for the year ended December 31, 1997.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Currently, the Company is solely engaged in the exploration of mineral properties, which is a single industry segment.

NARRATIVE DESCRIPTION OF BUSINESS. The Company is an exploration stage mining company. It does not own an operating mine and has no other revenue-producing mining activities. Moreover, it is not expected to commence mining activities, at least with respect to its properties in the Virginia City Mining District, until the following events have occurred: significant additional exploration activities on the company's Alder Gulch mining properties have been completed; a determination has been made that the properties contain a commercially minable ore body; all required mining and environmental permitting applications have been approved; a comprehensive feasibility study of proposed mining operations has been prepared; and financing of the mine has been obtained.
                                     1
  BUSINESS STRATEGY. The Company's efforts, at least since 1995, have been primarily directed toward acquiring mining claims and interests in the Alder Gulch area of the district in an effort to consolidate its land position, facilitate continued exploration and development, and make the area more attractive to potential development partners. During 1995 and 1996, Hanover added approximately 353 mining claims to its holdings in the Alder Gulch area, including those claims it acquired through the 1996 merger of two affiliated corporations. In 1997, it added approximately 189 additional claims in the Browns Gulch, Hungry Hollow and Barton Gulch areas of the district (and another 104 claims located outside the district) through the merger of Easton Pacific; these properties form a contiguous claim block adjacent to the west side of the Company's properties in the Alder Gulch area of the district.

   The Company believes its efforts to consolidate and control what now constitutes a significant portion of the Virginia City Mining District will make it easier to attract the interest of a major mining partner having the resources to finance additional exploration activities and, if commercial development is warranted, the costs and expenses associated with building and operating a large scale mine. Management had been hopeful that a development partner would have been identified in 1997, and that a joint venture or other arrangement covering these activities would have been fully negotiated. This did not occur, however, largely because of a dramatic decline in world gold prices and a commensurate decline in exploration and development activities. Management is hopeful that the Company will identify a development partner and conclude a joint venture or other agreement in 1998.

   MANAGEMENT AND FINANCING MATTERS. Until 1996, the Company's activities were conducted from offices located in Roslyn, New York, near New York City. In early 1996, the Company moved its offices to Coeur d'Alene, Idaho and restructured its management, all in conjunction with an investment by a group of Spokane, Washington investors, led by Neal A. Degerstrom, that enabled the company to meet its rental and royalty obligations to the landowner-lessors of its mining claims. These investments were made pursuant to the terms of a securities purchase agreement between the company and Mr. Degerstrom dated June 1, 1995, as amended, pursuant to which the company issued and sold 6,000,000 shares of common stock to Mr. Degerstrom and associated persons over a seventeen-month period, at prices ranging from $0.35 per share to $1.00 per share.

    The securities purchase agreement also gave Mr. Degerstrom the conditional right to nominate three members for election to the Company's board of directors and to appoint a new president. Mr. Degerstrom exercised his director nomination rights at meetings of the board of directors of the Company held in August and September of 1995, and the presidential appointment rights were exercised at a meeting of the board of directors held in March of 1996. The nomination and appointment rights granted to Mr. Degerstrom will continue to be exercised so long as he and his associated purchasers collectively own at least fifteen percent (15%) of the Company's outstanding common stock. The Company and its board of directors have agreed to take such action as is appropriate and consistent with their powers to ensure that such rights can be exercised.

   Mr. Degerstrom and these other individuals held approximately 29.1% of the outstanding shares of common stock as of March 1, 1998, and also held stock options, which, if exercised, would increase their combined ownership of the company to approximately 33.8%. Among these are options granted to Mr. Degerstrom in March of 1997 in connection with the then pending Easton Pacific merger transaction, as consideration for his guarantee of certain of the Company's obligations to the landowner-lessors of its mining claims. Mr. Degerstrom's guarantee was initially limited to $2,891,210, which amount approximated the Company's obligations to these landowner-lessors during the period of the guaranty, for which he received three-year options to purchase 2,312,970 shares of common stock at the price of $1.25 per share. Payments made by Mr. Degerstrom pursuant to the guaranty will be credited toward the exercise of such options. Effective April 29, 1997, Mr. Degerstrom assigned two-thirds of these options equally to two nonaffiliated individuals, each of whom undertook to guarantee the payment to Mr. Degerstrom of one-third of the amount Mr. Degerstrom is required to pay the Company during the term of his guaranty.

   THE EASTON PACIFIC MERGER. The merger of Easton Pacific with and into the Company was concluded in late September of 1997, following approval by the shareholders of each company. The Company issued 7,000,000 shares of its common stock, then valued at approximately $6.16 million, in the merger, upon the conversion of and in exchange for the outstanding capital stock of Easton Pacific. Each Easton Pacific shareholder received 6.721656 shares of common stock for each share of Easton-Pacific capital stock registered in such shareholder's name. No fractional shares were issued in the transaction and no payment was made for fractional shares; rather, fractional shares were rounded to the nearest whole share of common stock into which the Easton Pacific capital stock was converted.
                                     2
   The Company has accounted for the merger as a purchase of assets, as opposed to a pooling of interests. Under purchase accounting, Easton Pacific's assets and liabilities were recorded at the current fair values. The increased value assigned to Easton Pacific's assets will be depleted over assigned periods of estimated future benefit. This depletion will have the effect of depressing any future earnings the Company may have during such periods.

   HISTORICAL EXPLORATION AND DEVELOPMENT ACTIVITIES. The Company has been engaged in exploration and limited development activities in the Alder Gulch area more or less continuously since 1992. During 1992, interests in certain claims then held by affiliated corporations were contributed to a joint venture that, in turn, entered into a mining venture agreement with Kennecott. Under the terms of this mining venture, Kennecott was to have received an interest in the claims and certain options and other rights, in exchange for which it was to have conducted a multi-year work program and paid interim rentals and royalty obligations to the landowner-lessors of Hanover's claims. Kennecott withdrew from the mining venture in March of 1995, when it was unable to acquire additional claims in the Alder Gulch area believed necessary to support large scale development.

   The Company's exploration and development activities in the Alder Gulch area have consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing and assaying. During 1997 the Company conducted additional mapping and sampling of the area and the contiguous area acquired from Easton Pacific, and conducted an airborne geophysical survey encompassing some 41 square miles of the district and surrounding areas.

    No mining or milling activities have occurred since Kennecott's withdrawal from the mining venture. All subsequent exploration activities have been funded by the Company from sales of its common stock. During
1997 the Company sold 1,639,000 shares of common stock pursuant to an effective registration statement under the Securities Act, and received proceeds of $1,674,000. In 1998, the Company sold the remaining 361,000 registered shares for $169,000.

   CURRENT WORK PLAN. The Company expects to conduct exploration drilling on its Alder Gulch and adjoining Easton-Pacific claims during 1998, but has not yet established an exploration budget. The amount expended in 1998 will depend, among other things, on the Company's ability to negotiate a joint development or other arrangement with another mining company during the year, and on the Company's cash position during the year.

   The Company continues to receive expressions of interest from North American mining companies regarding a joint venture or other economic arrangement to develop the Company's properties in the Virginia City Mining District. While the Company has had numerous discussions with representatives of these companies and their interest in the Virginia City Mining District properties remains high, the decline in the price for gold has led many of the companies to cut exploration budgets and focus on properties with proven reserves or producing mines.

ITEM 2. PROPERTIES.

THE ALDER GULCH AND EASTON-PACIFIC PROPERTIES.

OVERVIEW. The Company's Alder Gulch properties are located in the historic Alder Gulch area of the Virginia City Mining District in southwestern Montana, approximately 50 miles southeast of Butte, Montana. Gold was first discovered in the area in 1863. An estimated 2.5 million to 10 million ounces of gold have been produced from placer operations in Alder Gulch that extended from the town site of Summit 15 miles downstream to the town of Alder, Montana. The Company's Alder Gulch claims consist of 72 patented, 425 unpatented, and one state lease. The Company's Easton-Pacific properties within the Virginia City Mining District consist of 40 patented and 149 unpatented mining claims and two state leases. Another 39 patented and 65 unpatented claims are located near Pony and Norris, Montana. The claims were acquired September 1997 through the merger of Easton Pacific into the Company. In addition to the significant placer production that came from Alder Gulch, Gold has been produced from lode mines located on the Alder Gulch and Easton-Pacific properties since the late nineteenth century, although reliable production records are not available. The Company believes the historical mining activities and the geology of the District are indicative of large gold-bearing mineral systems, and that the district has a very high potential for additional discovery.
                                     3
   With the acquisition of the Easton-Pacific claims in the Virginia City Mining District, by year-end, the Company's properties in the Virginia City Mining District consisted of 686 somewhat contiguous mining claims and three state mining leases covering an area approximately 21 square miles. The topography is mountainous, although the properties are seasonally accessible by road.

  The Company's properties in the Virginia City Mining District are more particularly identified on the map which appears at page 9 of this report.

   THE NATURE OF HANOVER'S INTEREST IN THE PROPERTIES. Hanover owns approximately one half of its 790 mining claims outright and pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities on those claims it does not own. These payments in most cases are credited toward the purchase price of the claims under the purchase option provision of the leases.

  If such payments are made, as is expected, Hanover will acquire ownership of the mining claims, and in some instances the entire real property interest of the landowner-lessor. Conversely, if such payments are not made, Hanover's interest in the claims will revert to the respective landowners.

   The Company's obligations pursuant to these leases and purchase options were $7,407,000 at December 31, 1997, of which $1,468,000 is payable in 1998, $1,819,000 is payable in 1999, $2,878,000 is payable in 2000,
$603,000  is payable in 2001, $603,000 is payable in 2002, and  $36,000  is payable thereafter. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 0.5% to 5% of net smelter returns. As previously noted, Neal A. Degerstrom, who is an affiliate of the Company, has guaranteed the payment of the Company's obligations to these landowner-lessors through September 7, 1998. The guaranty was given in connection with the Company's acquisition of Easton-Pacific.

   The costs of maintaining the Company's mining properties has been borne exclusively by the Company since March of 1995, when Kennecott terminated its mining venture agreement with the Company. This cost has been substantial; during the three-year period ended December 31,1997, the Company has expended approximately $3,740,755 just to meet its rental and royalty obligations to the landowner-lessors of the properties. In addition, the Company has spent another $4,227,125 during these three years to support its operations and conduct limited exploration work, apart from the amounts required to maintain its properties. If the company is not able to secure a major mining partner for the properties, it will have to consider other development alternatives. These alternatives have not yet been identified.

MINERALIZATION OF THE COMPANY'S ALDER GULCH CLAIMS. Mineralization on the Company's Alder Gulch claims is hosted by Archean metamorphic rocks. These rocks have been subjected to one or more metamorphic events and subsequent orogenic folding and faulting. The Kearsarge-Apex mineralization occurs within a major shear zone cutting carbonate facies iron formation. Data compiled by the Company indicate that this mineralization is disseminated in the iron formation and irregularly distributed as high-grade gold zones within the shear. Gold is associated with quartz, iron carbonate, green mica, biotite, garnet, graphite, and pyrite. Post-metamorphic hydrothermal alteration indicates the possibility of additional types of mineralization in the area. Mineralization is disrupted by high and low angle post-mineral faulting.

   A different kind of gold mineralization has been observed on certain claims in the Hungry Hollow area. Gold occurs in rock composed primarily of medium-to course grained potassium feldspar with layered and disseminated iron oxide. Assays commissioned by Hanover of this type of rock range from 0.111 to 0.299 ounces per ton. The extent of this rock type is uncertain, due to a general lack of outcropping rock in the area. The gold-bearing rock has been variously interpreted to be a primary sedimentary bed, a widespread potassic alteration of pre-existing gneiss, or an alteration of selvage along an undiscovered vein or shear. This area has not been tested by drilling.

   Another different kind of gold mineralization has been observed at the Bartlett mine. Here, the mineralized rock is located along the hanging wall of a large silicified dolomite outcrop. According to historical records, production from the mine was small but high grade. Although the old mine workings are now inaccessible, samples collected from the mine dump area carry gold in concordant quartz-ankerite veins within the dolomite, and in graphitic-ankeritic shear zones along the contacts of the dolomitic marble. This kind of mineralization also occurs at the General Shafter and Pearl mines.
                                     4
   Exploration drilling has intercepted mineralization in other targets as well. At the Lucas, Atlas, and South Bachelor targets, gold occurs in quartz-ankerite-pyrite breccias and stockwork vein zones with Kspar alteration selvages hosted by quartz-feldspar gneiss.

EXPLORATION AND DEVELOPMENT ACTIVITIES ON THE ALDER GULCH CLAIMS. During 1993 and 1994 Kennecott conducted a surface drilling program on the
Company's Alder Gulch claims. Eight core holes were drilled to test the Big Vein and the Kearsarge Vein. These holes encountered significant mineralization. During 1994 and 1995 the Company drove approximately 3,000 feet of lateral and cross cut workings in the Kearsarge and Apex mines. 23 core holes were drilled along and between the Big Vein and the Kearsarge Vein to evaluate and extend the mineralization encountered by Kennecott's drilling. This was supplemented by the drilling of four additional core holes along the Kearsarge-Apex shear zone in October of 1996.

   Information compiled by the Company during 1996 included the results of mapping and sampling of the workings, lithologic logging of all underground drill holes, and splitting and assaying previously unassayed intervals of the holes. The drill holes intercept mineralization over a strike length of 1,000 feet with a thickness that varies from 100 to 200 feet and a vertical extent of at least 480 feet. The deepest hole ends in mineralization. Mineralization is open in all directions, particularly to depth. The following table sets forth information concerning drill holes representative of the grades and thickness encountered at the Kearsarge-Apex Shear Zone and the Atlas, Lucas, and South Bachelor Targets.

          DRILL HOLE   FROM        TO      LENGTH        AU OPT
          ----------- -----      ----      ------        ------
          Kearsarge-Apex
         UGKS 1         95.0     135.0        40.0         0.061
         UGKS 4         85.0     109.9        24.9         0.020
                       145.0     213.0        68.0         0.118
         UGKS 5         55.0      75.8        20.8         0.076
                       114.7     191.0        76.3         0.115
         UGKS 9         20.0      80.0        60.0         0.186
                       155.0     230.0        75.0         0.160
         UGKS 11         0.0      51.0        51.0         0.257
         UGKS 12         5.0      61.0        56.0         0.205
         7000-1          5.0      98.0        93.0         0.254
         7000-3         13.0     110.0        97.0         0.379
         7000-6          5.0      84.0        78.0         0.100
         KS 1          305.0     495.0       190.0         0.201
         KS 2          313.0     383.0        70.0         0.051
                       428.0     453.0        25.0         0.135
         KS 4          311.0     371.0        60.0         0.031
         KS 5          409.0     474.0        65.0         0.106
         KS 8          295.0     480.0       185.0         0.094
          Atlas Target
         KSR-16        110.0     180.0        70.0         0.085
          Lucas Target
         KS 11         430.0     480.0        50.0         0.136
         KS 14         380.0     470.0        90.0         0.049
          South Bachelor Target
         KSR-3           0.0      80.0        80.0         0.035
         KSR-11        145.0     240.0        95.0         0.031

   Based on the Company's examination of the drill core, the underground workings, and the geology maps and cross sections, management believes that the mineral system is more extensive than two parallel vein systems. The
Big Vein and Kearsarge Vein and the interval between these structures are mineralized. The mineralization occurs in lenticular shaped bodies that vary in thickness along strike and dip. Additional drilling, however, will be required to detail the configuration of the mineralization and to define its limits in three dimensions. For this reason, this mineralization is not considered a reserve. The size of the mineralized deposit to an average depth of 500 feet below the surface was estimated by Kennecott to be 6,000,000 tons with an average grade of 0.083 ounces of gold per ton. The thickness and grade of mineralization, combined with metallurgical studies indicate that open pit mining and a gravity processing system followed by carbon-in-leach milling would be effective and efficient methods for extracting the resource.
                                     5
   During 1997 the Company hired five independent consulting geologists to map the surface geology of 21 square miles of property and collect over 800 new rock samples assayed by Bondar Clegg. The Company also contracted Geoterrex Dighem to fly an airborne geophysical survey over 41 square miles of the Virginia City Mining District and the surrounding areas. Maps of the magnetic and electromagnetic character of the rocks were produced from the survey and identify previously unknown beds of iron formation, ultramafic intrusions and magnetite bearing felsic gneiss. Conductivity anomalies at the Kearsarge mine and the Pacific mine indicate that mineralization may extend beyond areas drilled. New targets are indicated where strong conductors correspond with structural intersections. The Company expects to conduct exploration drilling in 1998.

EASTON-PACIFIC MINING PROPERTIES.

OVERVIEW. The Easton Pacific properties in the Virginia City Mining District cover the upper part of Brown's Gulch, Hungry Hollow and Barton Gulch. In addition to these claims the Company acquired an additional 39 patented and 65 unpatented claims near Pony and Norris, Montana, as a result of the Company's acquisition and merger of Easton-Pacific. Pony and Norris are some 35 miles northwest of Virginia City. Most of the claims are owned outright, while some require payment of rents or royalties to landowner-lessors under various lease and option agreements. Land payments and related claim fees payable by Easton-Pacific during 1998 are approximately $15,000, and future payments are approximately $278,000 over the next two years.

Where there are production royalty obligations with respect to these claims, the royalties become payable once minerals are produced, and range from 5% to 7%.

HISTORICAL MINING ACTIVITIES. Historic mines on the Easton Pacific mining properties include the Easton, Pacific, High Up, Irene, Marietta, Metallic, and Little Lode mines. The Easton mine was at one time the largest historic lode producer in the Virginia City Mining District, with recorded production of approximately 50,000 ounces of gold and over one million ounces of silver.

   The Easton mine was discovered in 1873 and operated until 1914. Ore was mined from multiple high-angle quartz veins carrying auriferous pyrite, galena, sphalerite, and chalcophyrite, with minor tetrahedrite, argenite, gold tellurides, and stibnite. The ore was processed by a ten stamp mill with a cyanide circuit. The mine closed in 1914 due to litigation over ownership, not lack of ore.

   The US Grant mining company entered into an agreement with the original Easton mine owners in 1947, and for two years thereafter drove a new 4,200-foot tunnel at the 600-foot level. No significant ore was produced as a result of these efforts. The Pacific mine was discovered in 1871 and was originally mined in the early years of the district. Ore was mined from a small open pit at the mine site from 1960 to 1976. The little exploration work that has been done on the Easton Pacific properties since then has been concentrated in the Pacific pit area.

   The High Up and Irene mines were worked periodically from the 1870s to 1941. The mine workings are now inaccessible; as a consequence, assessments of mineral potential have been based on historic records and maps. These records indicate that the mines produced between 10,000 and 15,000 ounces of gold, at an average grade of nearly 0.5 ounces per ton. Silver was also produced from the mines, at a ratio eight times that of gold production. A 1913 mine report describes the ore body of the High Up mine as a shear zone with good gold grades in quartz veins and in adjacent fault clay and breccia. According to a 1941 report, the High-Up vein is
3.5 ft wide. It was sampled every 5 feet for 900 feet of strike and returned an average grade of 0.677 opt. Au.

   In November of 1988, Easton Pacific and Riverside Mining Company entered into a joint operation agreement with BHP-Utah International, Inc. ("BHP Utah") providing for the exploration and, if warranted, development of the Easton-Pacific claims in the Virginia City Mining District. Under the agreement, BHP Utah was to have expended approximately $1.6 million over a four-year period to conduct exploration work, and was to have made annual payments to the company totaling approximately $340,000, increasing to $350,000 per year at the end of the period. In return for these expenditures, BHP Utah was to have received interests in Easton Pacific's properties ranging from 40% to 60%, plus the option to increase its interests by an additional 20% by paying the company an additional $3 million.

   The joint operation agreement was terminated by BHP Utah in November of 1989, following the completion of its obligations to Easton Pacific for the prior year. Beginning in mid-1994, the company entered into discussions with Kennecott regarding a mining venture agreement for the exploration and possible development of the company's properties. No agreement was reached. As a consequence, Kennecott later terminated its 1994 mining venture agreement with the Company covering its Alder Gulch properties.
                                     6
GEOLOGY OF THE EASTON-PACIFIC PROPERTIES. Pacific mine mineralization is hosted by a breccia body at the intersection of two regional faults. The breccia is silicified, pyritic, and strongly argillized. Higher grade Au-Ag mineralization occurs in quartz-sulfide veins. Hanover geologists relogged all core and chips from the Pacific drilling and trenched across 500 feet of strike to better define the extent and continuity of mineralization. The mineralization is open in all directions.

   The following table sets forth information concerning drill holes representative of the grades and thickness encountered at the Pacific mine.

  Drill Hole          From         To     Length        Au opt
  ----------        ------      -----    -------       -------
  Pacific Mine
  EP-2                95.0      155.0       60.0          0.153
  91-3               120.0      205.0       85.0          0.133
  92-6                55.0      175.0      120.0          0.071
  93-2               185.0      245.0       60.0          0.198
  93-10               65.0      150.0       85.0          0.079
  includes            65.0      115.0       50.0          0.123
  93-11               30.0      240.0      210.0          0.037
  93-12               10.0      400.0      390.0          0.052
  93-13               40.0       95.0       55.0          0.117
  93-14               25.0      315.0      290.0          0.135
  includes            25.0      180.0      155.0          0.223
  93-15               15.0      145.0      130.0          0.050
  94-14e              25.0      135.0      110.0          0.051
  94-14f              30.0      175.0      145.0          0.045
  Trench 97-2                              110.0          0.076
  Trench 97-3                               80.0          0.083

   Prior to the merger of Easton-Pacific, Dr. Roger Steininger, an independent consultant geologist, familiar with the history and geology of the Virginia City district, was commissioned by the Company in early 1997 to conduct an independent evaluation of the Alder Gulch area, and by Easton-Pacific & Riverside Mining Company to conduct a similar evaluation of the Easton-Pacific properties. His report is an evaluation of the exploration potential of the Alder Gulch and Easton-Pacific properties based primarily upon the known geology of the properties (which is itself predicated on the results of assaying, drilling, sampling and other exploratory activities conducted by the Company, Easton-Pacific and others). Dr. Steininger has consulted for major mining companies including Royal Gold, Inc., Glamis Gold, Inc., Echo Bay Mines, Phelps Dodge and Amax Gold, and has over 30 years of exploration and mining experience. Also in 1997, the Company commissioned Dr. Tom Henricksen, an independent consulting geologist, to write a report based upon his knowledge of the Virginia City district. Dr. Henricksen was North-West Regional Manager and Regional Geologist for
Kennecott Exploration from 1990-1996 and was actively involved with Kennecott's exploration of Alder Gulch from August 1992 to March 1995 when Kennecott terminated its joint venture with the Company. He has more than 25 years experience in exploration and mining. Dr. Steininger's and Dr. Henricksen's reports are filed with the Securities and Exchange Commission as exhibits to this report.

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

  Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies--in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act--have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Hanover's Alder Gulch properties are located in Montana, which, despite its history as a major mining area, has in the last decade gradually limited mine development as tourism and environmental concerns have assumed greater economic and political importance.
                                     7
Although mines continue to be approved for development in the state, the cost and uncertainty associated with the permitting process have resulted in fewer mining applications and higher operating costs for those mining companies seeking to do business in the state. These laws are briefly discussed below.

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

   THE CLEAN AIR ACT. The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air quality permitting program for such discharges. Hazardous materials are defined in enabling regulations adopted under the Act to include various metals and cyanide, the latter of which is used in heap leach recovery processes. The Act also imposes limitations on the level of particulate matter generated from mining operations, and the Company may be required to adopt dust control techniques in all phases of mining in order to comply with these limitations.

  THE NATIONAL ENVIRONMENTAL POLICY ACT. The National Environmental Policy Act ("NEPA") requires all governmental agencies to consider the impact on the human environment of major federal actions as therein defined. Because the Company's mining properties are located on federal lands, mining operations on those lands will likely be conditioned on the preparation, review and approval of an environmental impact statement outlining in detail the environmental effects of such operations and the Company's efforts to ameliorate such effects.

  THE COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT. The federal Comprehensive Environmental, Response, Compensation and Liability Act ("CERCLA") imposes clean-up and reclamation responsibilities with respect to unlawful discharges into the environment, and establishes significant criminal and civil penalties against those persons who are primarily responsible for such discharges.

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

   THE COMPANY'S PERMITTING STATUS. Gold was first discovered in the Alder Gulch area in 1863, and extensive mining activities in the area continued
until the 1940s, when production from conventional mining processes dwindled. As a consequence of these activities, the Company believes it will experience less difficulty in obtaining permits for large scale mining development than would be the case were it seeking to develop an area that had no history of mining operations. The Company has obtained certain permits and approvals in conjunction with the limited exploration and minor development activities conducted on the Alder Gulch properties from 1993 to 1996, and believes that it will meet existing criteria for additional permits and approvals necessary to large-scale development.

   Nonetheless, substantial planning will be required if the Company is to meet the requirements of existing laws and regulations, and no assurance can be given that any proposed plans to conduct large scale development of the Alder Gulch properties will be timely realized. Data regarding the effect of any such development on the air water quality of the area is being collected and analyzed at significant cost to the company, and will be presented to the various regulatory agencies in the future, in the form of a mine development and reclamation plan. These agencies will then review and evaluate the plan, and are free to reject it or impose additional requirements which could increase the cost of development to a level beyond that deemed economically feasible. Hanover may encounter opposition from local environmental groups and organizations once its development plans are presented to the regulatory authorities and made available for public comment.
       [The balance of this page has been intentionally left blank.]
                                     8
MAP OF THE COMPANY'S PROPERTIES IN THE VIRGINIA CITY MINING DISTRICT.

Location map showing where within the Virginia City Mining District, Madison County, Montana, the Hanover Gold controlled claim block of properties is located as of December 31, 1997, including townships and sections, streams, and selected mine locations.

       [The balance of this page has been intentionally left blank.]








                                     9
ITEM 3. LEGAL PROCEEDINGS.

   Effective March 25, 1996, the Company entered into an asset purchase agreement with Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented mining claims, 120 unpatented mining claims and one state mining lease covering properties located in the Alder Gulch area. The Company issued Tabor 525,000 shares of common stock in the transaction and also agreed that, if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock did not exceed $2.00 per share for a consecutive 30-day period prior to April 19 of 1998, it would issue Tabor such number of additional shares as was necessary to raise the aggregate market value of the shares then owned by Tabor to $2.00.

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

   The registration statement required to be filed by the Company was declared effective by the SEC on September 3, 1996. Shortly following the effective date, and despite the Company's compliance with all of the terms and conditions of its agreement with Tabor, Tabor informed the Company that it was withholding authorization to release the conveyancing documents and the share certificates from escrow. As a consequence, the Company initiated an action against Tabor in United States District Court for the Eastern District of Washington (Case No. CS-96-663-FVS) on October 4, 1996 for breach of contract and injunctive relief. Subsequently, Tabor filed counterclaims against the Company alleging violations of the registration and antifraud provisions of federal securities law.

   The Company deposed the principal witnesses in this matter in mid-1997 and expected to file motions thereafter seeking summary judgment in its favor on its breach of contract claims against Tabor, specific performance of Tabor's obligations, and dismissal of Tabor's counterclaims. Subsequent to these depositions, however, and in the wake of declining world gold prices--and a commensurate decrease in the market price of the Company's common stock which would have required the Company to issue Tabor significantly more shares of common stock under the agreement had it not been breached--Tabor has now recanted its position and is seeking to compel the Company to proceed with the transaction according to the original terms of the agreement. The Company, in turn, has filed a motion seeking to rescind the agreement in its entirety.

  The Company cannot predict at this time whether its motion seeking rescission of the agreement with Tabor will be granted.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

       [The balance of this page has been intentionally left blank.]
                                    10
                                 PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

MARKET INFORMATION. The common stock of the Company is traded on the Nasdaq SmallCap Market under the symbol "HVGO". The following table sets out the high and low prices per share for the common stock for 1997 and 1996, as reported by Nasdaq. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, markdowns, or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.

                         1997 1996
                   High         Low          High        Low
                   ---------    ----------   ----------  ---------
First Quarter      $ 1 -  5/8   $ 1 - 1/16   $ 2 - 3/8   $ 1 - 5/16
Second Quarter     $ 1 - 1/2    $ $ 25/32    $ 2 - 7/8   $ 1 - 3/8
Third Quarter      $ 1 - 1/8    $ 11/16      $ 1 - 11/16 $ 1
Forth Quarter      $ 1          $ 5/16       $ 1 - 11/16    $ 1 - 1/8

HOLDERS. The number of stockholders of record on March 1, 1998 was approximately 400. Based on mailings made in connection with the 1997 annual meeting of the Company's stockholders, the Company believes the shares held of record by the Company's stockholders are beneficially owned by approximately 1,600 persons.

DIVIDENDS.   The  Company has declared no cash or stock  dividends  on  its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 7 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected financial data for the year ended December 31, 1997 has been derived from the Company's financial statements appearing elsewhere in this report, which have been audited by BDO Seidman, LLP, Spokane, Washington. The selected financial data for the four years ended December 31, 1996 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by BDO Seidman, LLP for 1996 and Zeller Weiss & Kahn, Mountainside, New Jersey, for the preceding years.

The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

  Summary of Balance Sheets:
                  1997         1996       1995       1994       1993
                  -----        -----      -----      -----      -----
Working capital
  (deficit)   $ (289,024) $  (49,331)$  428,469  $   31,422 $ 1,815,006
Current assets    282,782    203,722    894,229   1,029,081   3,052,439
Total assets   17,626,089 10,806,150  8,441,690   8,646,755   7,962,755
Current
 liabilities      571,806    253,053    465,760     997,659   1,237,433
Long-term
 obligation       148,515    194,065          0           0           0
Total liabilities 720,321    447,118    465,760   1,267,789   1,487,433
Stockholder's
  equity       16,905,768 10,359,032  7,975,930   7,378,966   6,475,322

Summary of Statements of Operations:

Revenues <F1>           0      3,510    499,299     216,418           0
Net loss <F2> (1,788,249) (1,328,327)(2,329,190)(1,362,954)   (256,769)
Net loss per share (0.08)     (0.08)     (0.20)      (0.14)      (0.03)
------------------------------------------------------------------------

<F1>  Cumulative  revenues  for the period from  inception  (May  2,  1990)
  through December 31, 1997 were $1,151,958.
<F2>  Cumulative losses for the period from inception (May 2, 1990) through
  December 31, 1997 were $7,701,347.

                                    11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW. Of significance during 1997 was the Company's merger of Easton Pacific, resulting in the acquisition of 40 patented mining claims and 149 unpatented mining claims and two state leases in the Virginia City Mining District. This acquisition substantially completed the Company's consolidation of 15,000 acres of mining properties in the district. During 1996, the Company had made substantial progress in its consolidation efforts, both by acquiring additional claims and interests from nonaffiliated parties and by completing the merger of its affiliates Hanover Resources and Group S into the Company. In furtherance of its commitment to explore the Alder Gulch area, the Company hired five experienced geologists in 1997 to gather rock samples and map the surface geology of the Alder Gulch and Browns' Gulch areas. In all, over 800 samples were collected and assayed by Bondar Clegg and 21 square miles were mapped. The mapping provided further understanding of the structure and alteration associated with gold mineralization in the area.

   The Company gained additional insight into the potential for gold mineralization throughout the district by conducting an airborne geophysical survey covering over 41 square miles. Previously unknown beds of iron formation, ultramafic intrusives and magnetic-bearing felsic gneiss were identified by mapping the magnetic and electromagnetic character of the rocks within the survey area. Although management continues to believe the properties lend themselves to large-scale development, the Company does not as of the date of this report have the cash resources necessary for development, nor does it have an agreement with any major mining company for such development.

   As was previously reported Neal A. Degerstrom, an affiliate of the Company, agreed, as a condition to Easton Pacific merging with the Company, to guarantee the Company's land payments to its landowner-lessors up to $2,891,210 through August 1998. At December 31, 1997 $1,125,000 had been paid pursuant to the guaranty. In addition to this money, the Company also received $1,673,750 from the public sale of 1,139,000 shares of its common stock at $1.25 per share, and 500,000 shares of its common stock at $0.50 per share. 361,000 additional shares were sold after February 17, 1998 which completed the Company's 2,000,000-share offer. These shares were sold between $0.40 and $0.50 per share and netted the Company $169,000. The Company intends to issue additional shares in private placements during 1998 in order to meet its ongoing obligations to the landowner-lessors of the various mining claims it leases, and to provide working capital for continued exploration of its properties in the Virginia City Mining District. The number of shares to be issued in any private offerings and the price at which they will be offered have not been determined as of the date of this report.

  The Company continues to receive expressions of interest from a number of North American mining companies concerning a joint venture or other economic arrangement to explore and develop the properties. However, due to the depressed price for gold and the fact that mining companies have curtailed exploration activities in favor of pursuing properties with known reserves or production, the Company has been unable to negotiate an agreement to meet landowner - lessor payments and fund exploration and, if warranted, development of its properties. The Company believes that a significant increase in the price for gold would allow the Company to successfully negotiate a workable arrangement. The Company also believes that it would be more successful in concluding an arrangement if it was able to further reduce or extend its landowner - lessor payments or if it was able to further define the mineral potential of the properties through additional drilling.

RESULTS OF OPERATIONS.

1997 COMPARED TO 1996. During the year ended December 31, 1997, the Company realized no revenues. During the year ended December 31, 1996, the Company realized revenues of approximately $3,500 resulting from the sale of carbon product stockpiled at the Company's inactive mine.

   Operating expenses decreased to $989,000 for the year ended December 31, 1997 from $1,312,000 for the year ended December 31, 1996 (25%). The overall decrease was primarily due to a $109,000 reduction in consulting fees and a $66,000 reduction in legal fees. Other expense items decreased to a lesser degree as a result of completing the relocation of corporate headquarters and change in management. In addition to the decrease in operating expenses, there was an offsetting charge to interest expense of $768,585 for amortization of the deferred guaranty fees representing the cost of a shareholder's guaranty of the Company's payments of mineral property obligations. Primarily as a result of the foregoing factors, the Company recognized a net loss of $1,788,000 in 1997 versus a net loss of $1,328,000 in 1996.
                                    12
1996 COMPARED TO 1995. During the year ended December 31, 1996, the Company realized revenues of approximately $3,500 resulting from the sale of carbon product stockpiled at the Company's inactive mine. During the year ended December 31, 1995, the Company had revenues of approximately $499,000 comprised of $249,000 from the sale of refined gold and $250,000 from an option payment under the Kennecott mining venture. The Company's mining operations were suspended in March 1995 due to a lack of funds following Kennecott's withdrawal from the mining venture. Milling operations were suspended in April 1995.

   Operating expenses decreased to $1,312,000 for the year ended December 31, 1996 from $2,826,000 for the year ended December 31, 1995 (54%). The overall decrease was primarily due to the suspension of mining and milling activities in 1995. As a result, there were no costs of goods mined in 1996 as compared to $1,077,000 in 1995. Additionally, in 1995 the Company wrote down the carrying value of its note receivable due from the related party mill operator by $780,000 to reflect the receivables estimated net realizable value. General and administrative expenses increased to $1,285,000 in 1996 from $931,000 in 1995. The increase in general and administrative expenses was primarily due to a $100,000 increase in salaries and payroll costs associated with officers and personnel hired during 1996, professional fees incurred in 1996 in connection with the Company's acquisition of Hanover Resources and Group S of approximately
$80,000, and an increase in facility related expenses of approximately $50,000 due to the Company's establishment of its Coeur d'Alene headquarters. Primarily as a result of the foregoing factors, the Company recognized a net loss of $1,328,000 in 1996 versus a net loss of $2,329,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES. The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At December 31, 1997, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. At December 31, 1997, those rental and royalty obligations payable in 1998 and 1999 were approximately $1,468,000 and $1,819,000.

   On April 30, 1997 the Company entered into a reorganization agreement with Easton-Pacific to acquire all of the issued and outstanding shares of the capital stock of Easton Pacific in exchange for 7,000,000 shares of the Company's common stock. On September 30, 1997 Easton Pacific was effectively merged into the Company pursuant to the shareholders of both companies approving the merger and the filing of articles of merger with the secretaries of state of Delaware and Montana. Allowing for lock-up periods and absence of sufficient trading volume, the fair market value of the Company's shares issued to acquire Easton Pacific, including direct acquisition costs of $60,612, was determined to be $4,787,000. Easton Pacific's annual rental obligations for 1998 and 1999 total approximately $30,000.

   Due to the foregoing conditions, the Company's independent certified public accountants have included a paragraph in the Company's 1997 financial statements relative to a going concern uncertainty. To raise additional funds to help meet its 1997 obligations, the Company filed a registration statement with the Securities and Exchange Commission ("SEC") to, in part, register 2,000,000 of its common shares for sale to the public. The registration statement was declared effective August 15, 1997 and 1,139,000 new shares of the Company's common stock were thereafter issued against an advance of $1,424,000 for the shares. An additional 500,000 shares were sold December 1997 at $0.50 per share and the remaining 361,000 shares were sold after February 17, 1998 at between $0.40 and $0.50 per share. The declining prices received for these shares reflects a corresponding decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market during the period. Market prices declined from $1.25 per share at May 6, 1997 to $0.625 per share at February 17, 1998, largely as a consequence of the significant drop in world gold prices.

   In August 1997, the SEC approved Nasdaq's proposed maintenance standards for companies wishing to remain listed on the SmallCap Market. Under the new criteria, which has been implemented by the Nasdaq Stock Market, all Nasdaq SmallCap Market-listed stocks must maintain a bid price of at least $1.00 without exception. If the Company is to maintain its listing it must be in compliance with the bid price requirement by February 23, 1998. The Company may regain compliance if at any time within 90 days from February 23, 1998 the Company's stock trades at $1.00 or more per share for 10 consecutive days. Should the Company be delisted it will be extremely difficult for it to achieve the requirements necessary for readmittance onto the Nasdaq SmallCap market and the Company may lose the support of many of its broker-dealers. A delisting could have a significant impact on the Company's ability to raise funds for working capital and to meet landowner-lessor payments.
                                    13
   The Company expects to meet its 1998 obligations using existing funds, funds from the sale of shares of common stock and funds available under the guaranty given by Neal A. Degerstrom. At December 31, 1997 $1,125,000 had been paid under the guaranty to satisfy landowner-lessor obligations, entitling Mr. Degerstrom and the nonaffiliates to exercise 900,000 of the 2,312,970 share options, given as consideration for the guaranty. All 900,000 options were exercised in 1997. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $7,701,347 from its inception through December 31, 1997. Unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the combined exploration and development of the Virginia City Mining District properties, it may continue to experience a shortage of working capital.

   The Company's inability to advance its properties to the commercial production stage is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995 and the Company's lack of success through 1995 in consolidating the various claims and interests in the area. Although the Company has been able to conduct exploration and limited development activities on the properties, primarily as the result of its former arrangement with Kennecott and, to a lesser extent, as the result of exploration and evaluation work it performed itself in 1995, 1996, and 1997, significant additional work must be undertaken to determine whether the properties will support commercial mining operations.

  At December 31, 1997, Hanover had a net deferred tax asset of approximately $732,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

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

   As was previously reported, the Company entered into an agreement in November 1995 with a non affiliate to acquire a 0.5% gross overriding royalty interest burdening certain of the Company's claims. Pursuant to terms of that agreement, if the market price of the Company's common stock did not equal or exceed $4.00 per share prior to November 1, 1997, the
Company would issue additional shares of common stock to raise the aggregate market value of the shares held by the seller to $20,000. Utilizing the highest market price of $2.53 per share for its stock, from the date of the agreement to November 1, 1997, the Company issued 2,905 additional new shares to supplement up to $20,000, the value of the shares held by the seller.

  Cash flows for the Company for each of the years in the three-year period ended December 31, 1997 were as follows:

YEAR ENDED DECEMBER 31, 1997. Operating activities of the Company used $920,000, primarily as a result of the 1997 net loss of $1,788,000, offset by amortization of $768,585 of deferred guaranty fee. $1,785,519 was used in investing activities, primarily as a result of payments of $1,725,000 made in relation to the Company's mineral properties. The Company generated $2,790,000 from financing activities primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position increased by $84,000 to $180,000 at December 31, 1997.

YEAR ENDED DECEMBER 31, 1996. Operating activities of the Company used $1,513,000, primarily as a result of the 1996 net loss of $1,328,000 and a decrease in accounts payable of $215,000. $1,354,000 was used in investing activities, primarily as a result of payments made in relation to the Company's mineral properties. The Company generated $2,229,000 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position decreased by $638,000 to $96,000 at December 31, 1996.

YEAR ENDED DECEMBER 31, 1995. Operating activities of the Company used $1,628,000, primarily as a result of the 1995 net loss of $2,329,000, adjusted for noncash expenses of $200,000 in marketing fees received in exchange for common stock and a $780,000 write down in the carrying value of a note receivable, and a decrease of $423,000 in accrued expenses. $822,000 was used in investing activities, primarily as a result of payments made in relation to the Company's mineral properties. The Company generated $2,463,000 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position increased by $11,000 to $734,000 at December 31, 1995.
                                    14
  The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000.
Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company's hardware and software consist of recently purchased year 2000 compliant products, the year 2000 problem is not anticipated to have a significant impact on the Company's operations.

  In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the year ended December 31, 1997 included elsewhere in this report have been audited by BDO Seidman, LLP, Spokane, Washington. An index to such financial statements appears at Page 23 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 14, 1997, the Company replaced Zeller Weiss & Kahn with BDO Seidman LLP as the Company's independent public accountants. This change was made in conjunction with the restructuring of the Company's management and the relocation of its executive offices to Coeur d'Alene, Idaho, which is near Spokane, in early 1996. The change was formally approved by the board of directors, upon the recommendation of the audit committee of the board, in June of 1996, and such approval was ratified by the stockholders of the Company at a special meeting held on July 31, 1996.

   During the years ended December 31, 1995, 1994, and 1993, Zeller Weiss & Kahn's reports on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there were no disagreements with Zeller Weiss & Kahn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                                 PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS; OTHER KEY INDIVIDUALS. The names, ages, business experience (for at least the past five years) and positions of the directors, executive officers and other key individuals of the Company as of March 1, 1998 are set out below. The Company's board of directors consists of six members. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive Officers of the Company are appointed by the board of directors. Mr. Degerstrom and Mr. Fish were each appointed to the board of directors in September of 1995 and Mr. Fish was elected president of the Company in March of 1996, all pursuant to the terms of a securities purchase agreement between the Company and Mr. Degerstrom. Mr. Fish was subsequently elected chairman of the board of directors in May of 1996.
                                    15

          Name                         Age       Position
          ---------------------        ----      --------------------------
          James A. Fish                   67   Chairman, President, and
                                               CEO
          Neal A. Degerstrom              73   Director
          Tim Babcock                     78   Director
          Karl E. Elers                   59   Director
          Laurence Steinbaum              74   Director
          Robinson Bosworth III           56   Director
          Frank D. Duval <F1>             62   Chief Operating Officer (de
                                               facto)
          Wayne Schoonmaker <F2>          61   Secretary, Treasurer
          William S. Neal <F2>            45   Exploration Manager, Senior
                                               Geologist
-------------------------------------------------------------------------

<F1>  Mr.  Duval has not been elected an executive officer of the  Company, but may be deemed to be an executive officer by virtue of his activities on behalf of the Company.
<F2>  Neither Mr. Schoonmaker nor Mr. Neal is an executive officer  of  the
  Company.

BIOGRAPHIES OF DIRECTORS, EXECUTIVE OFFICERS, AND KEY INDIVIDUALS.

JAMES  A.  FISH.   Mr.  Fish was appointed a director  of  the  Company  in
September of 1995, President in March of 1996, and Chairman and Chief Executive Officer in May of 1996. He is also Vice President and General Counsel for N. A. Degerstrom, Inc., positions he has held since September of 1987. Prior to that, he was in private law practice with the firm of Winston & Cashatt in Spokane from 1980 through 1987, and at the firm of Fish, Schultz & Tombari from 1962 through 1980. Mr. Fish was employed as superintendent at S&F Construction from 1955 through 1962 and served in the Navy from 1952 to 1955. He received a Bachelor of Arts degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.

NEAL A. DEGERSTROM. Mr. Degerstrom was appointed a director of the Company in September of 1995. He is President of N. A. Degerstrom, Inc., Spokane, Washington, a privately-held company which has been engaged in railroad, heavy highway, bridge and dam construction, large open pit mining, and worldwide mineral exploration since 1904, and prior to that was the managing partner of N. A. Degerstrom Company, the predecessor in interest to N. A. Degerstrom, Inc. Mr. Degerstrom has been a member of the Advisory Board of the College of Engineering at Washington State University, president of the Spokane Chapter of Associated General Contractors, a member of the Society of Explosives Engineers and the Society of Mining Engineers, and a trustee of the Northwest Mining Association. He received a Civil Engineering degree from Washington State University in 1949.

ROBINSON BOSWORTH III. Mr. Bosworth has been a director of the Company since September 1997. He is also Managing Director and Advisory Director of Robert W Baird & Company, Inc. and has been the Head of the IMS Department for the same since 1971. Robert W. Baird & Co., Inc., (Baird) is registered as an investment adviser under the Investment Advisers Act of 1940. Established in 1971, Baird Investment Management Services (Baird
IMS) is a separate department of Baird providing portfolio management services on a fee basis to clients with substantial assets. Baird is an 80%-owned, indirect subsidiary of Northwestern Mutual Life Insurance Company (NML). Prior to 1971 Mr. Bosworth worked as a security analyst for Standard & Poor's Corporation and for Stein Roe & Farnham. He graduated cum laude with a Bachelors of Arts degree in Economics from Amhurst College in 1963 and with highest honors and an MBA from Amos Tuck School of Business Administration at Darthmouth in 1967.

KARL E. ELERS. Mr. Elers was appointed a director of the Company in September 1997. He is also a director of Niugini Mining Ltd. and Chairman of Crown Butte Resources Ltd. In 1987 he joined Battle Mountain Gold as Executive Vice President, a position he held until he was appointed President in 1988. Mr. Elers served as President of Battle Mountain Gold from 1988 until 1997, CEO from 1990 until 1992, and Chairman from 1990 to present. From 1985 to 1988 he worked for Western Ag-Minerals as Managing Director. He worked for Pennzoil Sulphor Co. as Senior Vice President of Operations in 1985 and for Duval Corporation from 1962 to 1985. Mr. Elers is a director of the National Mining Association, the International Committee on Metals and the Environment, and the SME Foundation of A.I.M.E. He previously served on the board of directors of the Fertilizer Institute, the Northwest Mining Association, and was Chairman of the Western Governor's Mining Advisory Council, and President of the New Mexico Mining Association. He currently serves on a number of international relations and civic boards; and is a member of the American Institute of Mining, Metallurgical and Petroleum Engineers, and the Canadian Institute of Mining. He was awarded the Order of Simon Bolivar by the President of the Republic of Bolivia for services to that nation.
                                    16
TIM BABCOCK. Mr. Babcock was appointed a director of the company in September 1997. Since 1986 he has owned and operated a consulting firm providing consulting services to the mining industry. From 1970 to 1980 he owned Capital City Television, Mineral Resources Development, and January Mining Company. In 1969 he was appointed a member of the Committee on Oceans and Atmosphere by President Nixon. He served as Senior Executive Vice President of Occidental International Corporation from 1970 to 1974. Mr. Babcock served as Governor of the State of Montana from 1960 to 1969. He was awarded the Bronze Star for Valor in action during WWII and three Battle Stars.

LAURENCE STEINBAUM. Mr. Steinbaum has been a director of the Company since December of 1994. From October 1990 through December 1994, he was co-
chairman of the Company's Board of Advisors. Since 1986 he has been a private financier and owner/investor of several businesses, including restaurants, real estate, and oil and gas producing companies. Between 1960 and 1985, he was Executive Director of the Sommerset Hills School, a private school located in New Jersey for handicapped children, which he owns. From 1975 to 1980, he owned a major dredging company in Florida. He graduated from New York University in 1951 receiving a bachelor of science degree and completed courses toward a Masters Degree at New York University's School of Social Sciences.

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

  In 1991, Star Phoenix Mining Company, an Idaho corporation with which Mr. Duval was affiliated as its president, a director and a significant shareholder, filed for protection from creditors under federal bankruptcy law following the termination by Hecla Mining Company of a lease and option agreement between Star Phoenix and Hecla covering mining properties in the Coeur d'Alene Mining District that Star Phoenix was then operating. Star Phoenix subsequently brought suit against Hecla in Shoshone County, Idaho District Court for breach of the lease and option agreement, and in 1994 obtained a $20 million judgement against Hecla. Hecla appealed the decision to the Idaho Supreme Court and in May 1996 the Supreme Court overturned the lower courts ruling. Mr. Duval was one of several guarantors of Star Phoenix's indebtedness. The Supreme Court's reversal of the District Court's award of damages lead Mr. Duval to seek protection under chapter 7 of the federal bankruptcy law in October 1997.

WAYNE SCHOONMAKER. Mr. Schoonmaker was appointed Secretary, Treasurer, and Principal Accounting Officer of the Company effective as of January of 1996, succeeding Stephen J. Schmid. From 1981 until 1993, he was Financial Manager of the Northwest Mining Department of ASARCO, and from 1978 until 1981 was Chief Accountant at ASARCO's Troy Unit in Montana, where he was responsible for the installation and implementation of the accounting system for the start-up Troy mine. From July of 1978 through December of 1978, Mr. Schoonmaker was Assistant Treasurer of the Bunker Hill Company, and from 1964 to 1978, was Assistant Corporate Secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and MBA from the University of Idaho in 1987. He is a Certified Public Accountant in Idaho and Montana.

WILLIAM S. NEAL. Mr. Neal has been associated with the Company as its Senior Exploration Manager since November of 1996. From 1987 until joining the Company, he served as a senior geologist with Battle Mountain Gold Company in its domestic exploration group. Prior to that, he worked as a geologist for Chevron Resources and as a consultant to FirstMiss Gold Inc. Mr. Neal has over eighteen years' experience in mineral exploration, primarily in the western United States. He received a Bachelor of Science degree in geology from Colorado State University in 1977 and a Master of Science degree in geology from Washington State University in 1987.

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

   Based solely on its review of copies of reports made pursuant to Section 16(a) of the Exchange Act and related regulations, the Company believes that during the year ended December 31, 1997, Mr. Degerstrom and Mr. Elers were each delinquent in filing a report on Form 4.
                                    17
ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE. The following table discloses compensation received by the Company's current and former president and chief executive officer for the years ended December 31, 1997, 1996, and 1995. No other executive officer's salary and bonus exceeded $100,000 in any of these years.

               ANNUAL COMPENSATION                LONG-TERM COMPENSATION
              ---------------------               -------------------------
                                       Other        Dollar Value  Securities           All Other
Executive                              Annual       of Restricted Underlying   LTIP    Compen-
Officer        Year  Salary     Bonus  Compensation Stock Awards  Options/SARS Payouts sation
-------------  -----  ------    -----  -----------  -----------   ------------ ------- -------
JAMES A. FISH   1997 $90,000<F1>$ -0-   $   -0-     $   - 0 -      $  - 0 -    $ - 0 -  $  - 0 -
President and   1996  90,000    $ -0-   $   -0-     $   - 0 -      $  - 0 -    $ - 0 -  $  - 0 -
Chief Executive 1995   - 0 -    $ -0-   $   -0-     $   - 0 -      $  - 0 -    $ - 0 -  $  - 0 -
Officer

FRED R. SCHMID  1997 $ - 0 -    $ -0-   $   -0-     $   - 0 -      $  - 0 -    $ - 0 -  $  - 0 -
Former President1996   - 0 -  90,000<F2>$   -0-     $   - 0 -      $  - 0 -    $ - 0 -  $  - 0 -
and Chief Execu-1995 137,435    $ -0-   $   -0-     $   - 0 -      $  - 0 -    $ - 0 -  $  - 0 -
tive Officer
----------------------------------------------------------------

<F1>  Mr.  Fish  succeeded Mr. Fred R. Schmid as president and  chief  executive officer of the Company effective March of 1996. Mr. Fish's annual salary is payable each month in the form of $3,750 in cash and $3,750 in restricted shares of common stock based on 60% of the average of the "closing" market prices of the common stock as reported on the NASDAQ SmallCap Market during the preceding calendar month.

<F2>  Consists  of compensation paid to Mr. Schmid pursuant to the  terms  of  a consulting agreement entered into in March of 1996. Such agreement terminated effective December 31, 1996.

OVERALL COMPENSATION POLICY. Salary compensation of the Company's executive officers is determined by the board of directors and by a compensation committee of the board, which is responsible for considering specific information and making recommendations to the full board. The compensation committee is comprised of two outside directors appointed annually by the Company's board of directors and presently comprises Mr. Babcock and Mr. Steinbaum. In considering and recommending executive compensation, the compensation committee reviews factors such as individual executive compensation, corporate performance, stock price appreciation and the total return to stockholders. The committee also takes into consideration, executive compensation levels within a peer group of publicly-held North American gold-mining companies and, at least historically, the views of the Company's chief executive officer. Where appropriate, the compensation committee also considers other performance measures, such as increase in market share, safety, environmental awareness, and improvements in relations with the Company's stockholders, employees, the public, and government regulators.

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

SALARY.   The  key  elements  of the Company's  executive  compensation
consists  of  salary  and  incentive stock options.   The  compensation
committee of the board recommends salary levels of officers and employee stock option awards.

   Salaries  for  executive officers are determined by  evaluating  the responsibilities of the position held and the experience of the individual, and by reference to the market for executive talent, the latter of which provides a comparison of salaries for comparable positions at other gold mining companies. The salary levels of the chief executive officer and other executive officers of the Company for the following calendar year are generally set by the board of directors at its annual meeting or at a later special meeting. Specific individual performance and overall corporate or business segment performance are reviewed in determining the compensation level of each individual officer. In evaluating the performance and setting the compensation of the chief executive officer and the other executive officers of the Company, the compensation committee and board of directors have traditionally maintained salary compensation at levels below those of other companies within the Company's peer group; in order to compensate for these lower salaries, the chief executive officer and other executive officers of the Company have historically been granted performance incentives in the form of incentive stock options.
                                  18
CASH  BONUSES.   From  time to time, the board  of  directors  and  the
compensation committee may approve cash bonuses to executives and key employees, based on outstanding achievement in the performance of their respective duties. During 1994 the compensation committee recommended to the board, and the board authorized and approved, the payment to Fred R. Schmid of a cash bonus of $150,000 for his services in raising the initial working capital and completing the 1993 public financing for the Company. No cash bonuses were awarded in 1997.

STOCK OPTIONS. The Company currently maintains one stock option plan, the 1995 Stock Option Plan. The plan provides for the issuance of incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended ("the Code"), and non-qualified options under the Code. Key individuals of the Company, including officers and directors, are eligible to receive grants of options under the plan. All options are exercisable at prices equivalent to the mean of the high and low sales prices of the common stock, as reported by the Nasdaq SmallCap Market as of the date of grant. As of the date of this report, options for 920,000 shares of common stock had been granted, and options for 3,080,000 additional shares were available for grant, under the 1995 Stock Option Plan. 250,000 of such options had been issued to Fred R. Schmid; these options are exercisable by Mr. Schmid at the price of $1.60 per share through the end of the year 2000. No other named executive officer has been granted an option pursuant to the 1995 Stock Option Plan as of the date of this report.

   The Company's 1995 Stock Option Plan is jointly administered by the compensation committee and the board. The primary function of the compensation committee is to review and evaluate the fairness of the recommendations of management concerning proposed grants of options to directors and executive officers of the Company. The primary function of the board in such matters is to consider the recommendations of the compensation committee and to authorize proposed grants of options to such persons.

   Stockholder approval of the 1995 Stock Option Plan was obtained at the 1996 special meeting of shareholders for the purposes of qualifying the plan pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act").

OPTIONS GRANTED IN 1997. Options totaling 120,000 shares of common stock were granted to three key employees during the year ended
December 31, 1997. The options are exercisable at $0.37 per share through 2008.

OPTIONS EXERCISES AND OPTION VALUES. No options were exercised during the year ended December 31, 1997 by any named executive officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

BENEFICIAL OWNERSHIP TABLE. The following table sets forth as of March 1, 1998 the names of, and number of shares beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding were 29,868,019 shares and an additional 2,532,970 shares were deemed outstanding.

                         Amount and Nature of Beneficial
 Name of Owner (Class)   Ownership (all direct
                         unless otherwise noted)               Percent of
 ---------------------   --------------------------------      ----------
James A. Fish <F1>, <F2>                          236,814            0.7%
Neal A. Degerstrom <F1>, <F3>                   7,335,609           22.6%
Karl E. Elers <F1>                                      0            0.0%
Fred R. Schmid <F4>                             3,372,092           10.4%
Laurence Steinbaum <F1>, <F5>                     447,856            1.4%
Robinson Bosworth III <F1>, <F6>                  534,351            1.6%
Tim Babcock <F1>                                        0            0.0%
Frank Duval <F7>                                      100            0.0%
Hobart Teneff <F8>                              2,297,989            7.0%
Hanson Industries <F9>                          1,670,989            5.2%
All directors and executive officers
as a group (7 persons) <F10>                    8,554,730           26.3%
-------------------------------------------------------------------------

<F1> Director of the Company.
<F2>  Mr.  Fish is Chairman, President, and Chief Executive Officer  of
  the Company. The shares attributed to Mr. Fish include 103,000 shares acquired pursuant to the securities purchase agreement described in
  footnote  3,  below.   Such shares are also  attributed  to  Neal  A.
  Degerstrom in the foregoing table.
                                  19
<F3>  The forgoing table attributes to Mr. Degerstrom all of the shares of the Company purchased by Mr. Degerstrom and his permitted assigns pursuant to the securities purchase agreement between the Company and
  Mr.  Degerstrom dated as of June 1, 1995, as amended.   Although  all
  shares purchased by Mr. Degerstrom and his assigns are shown in the table above as beneficially owned by Mr. Degerstrom, a Schedule 13D dated June 20, 1995, as amended through the date of the report, filed by Mr. Degerstrom and others states that 2,663,200 such shares were registered in Mr. Degerstrom's or his company's own name as of the date of the report, representing approximately 12.8% of the common stock deemed outstanding at such date. The Schedule 13D filed by Mr.
  Degerstrom and his permitted assigns also states that none of the persons identified as reporting persons in the Schedule 13D controls the voting or disposition of any shares of common stock of the Company other than those owned by each such person, and on this basis Mr. Degerstrom disclaims beneficial ownership of the shares owned by his
  assigns.   On  March  17,  1997, the board of directors  granted  Mr.
  Degerstrom three-year options to purchase up to 2,312,970 shares of common stock as consideration for his guaranty of certain obligations in connection with the Company's agreement to acquire Easton-Pacific (See Item 1 of this report and, in particular, the subsection entitled "Management and Financing Matters"). Mr. Degerstrom subsequently assigned 1,541,978 of the options to two non-affiliates of the Company, each of whom agreed to severally guaranty one third of the amount Mr. Degerstrom pays pursuant to his guaranty with the Company. The options are exercisable by Mr. Degerstrom and the non-affiliate co-guarantors at the price of $1.25 per share. After giving effect to Mr. Degerstrom's 470,990 remaining options for shares of common stock, the 300,000 shares he acquired by partially exercising the option and the 564,620 shares he and his company acquired in exchange for Easton Pacific shares, the number of shares of common stock of the Company beneficially owned by Mr. Degerstrom at March 1, 1998 was 3,998,810 shares, or approximately 12.3% of the common stock deemed outstanding.
<F4> Includes 425,000 shares issuable to Mr. Schmid and his son,
 Stephen, pursuant to the Company's 1995 Stock Option Plan.  In addition, members of Mr. Schmid's family beneficially owns an additional 2,489,136 shares issued upon the merger of Hanover Resources and Group S into the Company, which, when combined with Mr. Schmid's shareholdings, represent approximately 10.4% of the outstanding common stock as of March 1, 1998. Mr. Schmid disclaims beneficial ownership of the shares owned by members of his family.
<F5> Includes 125,000 shares issuable pursuant to presently exercisable options granted under the Company's 1995 Stock Option Plan and 5,000 shares owned beneficially and of record by Mr. Steinbaum's spouse.
<F6> Includes 73,938 shares owned by Mr. Bosworth's spouse and 134,433 shares owned by the Bosworth Jr. Family Trust.
<F7> Frank D. Duval has not been elected to office as an executive officer or director of the Company, but by virtue of his activities in the name and on behalf of the Company may be deemed to be an affiliate of the Company. According to the Schedule 13D filed by Mr. Degerstrom (see footnote 3, above) on behalf of Mr. Duval and others, Mr. Degerstrom and Mr. Duval had an understanding pursuant to which Mr. Duval could have purchased up to one-half of the shares acquired by Mr. Degerstrom and N. A. Degerstrom, Inc., under the securities purchase agreement between the Company and Mr. Degerstrom, at a price equal to that paid by Mr. Degerstrom or N. A. Degerstrom, Inc. for such shares. The understanding was terminated in April 1997.
<F8> Includes options to acquire 470,990 shares of common stock pursuant to an assignment by Mr. Degerstrom to Mr. Teneff of one third of the option that was granted to Mr. Degerstrom by the Company's board of directors as consideration in connection with the Easton-Pacific transaction. Also includes 671,000 shares acquired pursuant to the securities purchase agreement between the Company and Mr. Degerstrom. See footnote 3 above.
<F9> Includes options to acquire 470,990 shares of common stock pursuant to an assignment by Mr. Degerstrom to Hanson Industries, Inc. of one third of the option that was granted to Mr. Degerstrom by the Company's board of directors as consideration in connection with the Easton-Pacific transaction. Also includes 671,000 shares acquired pursuant to the securities purchase agreement between the Company and Mr. Degerstrom. See footnote 3 above.
<F10>     See foot notes 2,3, 5, and 6 above.

                                  20
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  As is previously discussed in this report, on March 17, 1997, Neal A. Degerstrom, who is affiliated with Hanover, guaranteed the payment of Hanover's obligations to the landowner - lessors of its mining claims and leases through September 7, 1998, up to the aggregate amount of $2,891,210, which amount approximates Hanover's obligations to its landowner - lessors during the period of the guaranty. As consideration for the guaranty, Hanover granted Mr. Degerstrom three - year options to purchase up to 2,312,968 shares of Hanover's common stock at an exercise price of $1.25 per share. Payments made by Mr. Degerstrom pursuant to the guaranty will be credited toward the exercise of such options. Effective April 29, 1997, Mr. Degerstrom assigned two-thirds of these options equally to Mr. Hobart Teneff and Hanson Industries, Inc., two nonaffiliates; each of whom beneficially owns more than 5% of the Company's deemed outstanding shares of common stock. Each of Mr. Teneff and Hanson Industries, Inc. undertook to severally guaranty payment to Mr. Degerstrom of one-third of the amount Mr. Degerstrom pays at any time during the term of his guaranty. The guaranty was given by Mr. Degerstrom, in connection with the reorganization agreement, dated as of April 30, 1997, between Hanover and Easton Pacific. As of December 31, 1997, $1,125,000 had been paid pursuant to this guaranty (entitling Mr. Degerstrom and the co-guarantors to exercise up to 900,000 of the options given as consideration for the guaranty.) All of the 900,000 options were exercised by Mr. Degerstrom and the co-guarantors in 1997.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS.   The  following exhibits are filed as part of  this  report.
Exhibits previously filed are incorporated by reference, as noted.

EXHIBIT NO.    EXHIBIT

3.1 Articles of Incorporation of the registrant. Filed as an exhibit to the registrant's registration statement on Form S-1(Commission File No. 33-38745) and incorporated by reference herein.

3.2  Bylaws  of  registrant.   Filed as an exhibit to the  registrant's
          registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.

5.1 Opinion of Randall & Danskin, P.S. regarding legality of securities offered. Filed as Exhibit 5.1 to the registration statement on Form S-1 (Commission File No. 33-29361) and incorporated by reference herein.

10.1 Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's registration statement on Form S-1(Commission File No.33-38745) and incorporated by reference herein.

10.2 Mineral Sublease Agreement dated August 31, 1993 between the registrant and Group S Limited. Filed as an exhibit to the registrant's annual report on Form10-K for the year ended December 31, 1993, and incorporated by reference herein.

10.3 Assignment of Lease and Option to Purchase dated November 15, 1993 between the registrant and John Magnus. Filed as an exhibit to the registrant's annual report on Form10-K for the year ended December 31, 1993, and incorporated by reference herein.

10.4 Amendment No.1, dated December 3, 1993, to Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

10.5 Amendment  No.1, dated December 3, 1993, to Assignment and Mineral
          Sublease Agreement dated February 20, 1992 between the registrant and Hanover Resources, Inc. Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

10.6 Assignment Agreement between the registrant and Hanover Resources,
          Inc. Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
                                  21
10.7 Securities Purchase Agreement dated June 1, 1995, as amended, between the registrant and Neal A. Degerstrom. Filed as Exhibit 10.7 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.8 Consulting Agreement dated as of January 29, 1996 between the registrant and Fred R. Schmid. Filed as Exhibit 10.8 to the registrant's annual report on Form10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.9 Consulting Agreement dated as of January 29, 1996 between the registrant and Stephen J. Schmid. Filed as Exhibit 10.9 to the registrant's annual report on Form10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.10 Asset Purchase Agreement dated March 25, 1996 between the registrant and Tabor Resources Corporation. Filed as Exhibit 10.10 to the registrant's annual report on Form10-K for the year ended December 31, 1995 and incorporated by reference herein.

10.11     Agreement  and  Amendment  to  Mining  Lease  and  Option  to
          Purchase dated March 26, 1996 between the registrant and Roy A. and Marlene Moen and Moen Builders, Inc. Filed as Exhibit 10.11 to the registrant's annual report on Form 10-K for the year ended December31, 1995 and incorporated by reference herein.

10.12     Amendment  to Asset Purchase Agreement dated April  19,  1996 between the registrant and Tabor Resources Corporation. Filed as Exhibit10.12 to the registrant's quarterly report on Form 10-Q for the three month period ended March 31, 1996 and incorporated by reference herein.

10.13 Form of Lock-Up Agreement between the registrant and certain Selling Stockholders. Previously filed as and Exhibit 10.13 to the registrant's statement on Form S-1 (Commission File No. 33-3882) and incorporated by reference herein.

10.14 Form of Lock-Up Agreement between the registrant and certain shareholders of Easton-Pacific and Riverside Mining Company. Filed as Exhibit C to the Agreement and Plan of Reorganization included in the registrant's registration statement on Form S-1(Commission File No.33-29361) and incorporated by reference herein.

10.15     Steininger Report on Evaluation of the Virginia City
          Properties dated July 6, 1997. Filed herewith.

10.16 Henricksen Report on Virginia City Mining District dated May 1997. Filed herewith.

23.8 Consent of Tom Henricksen. Filed herewith.

23.9 Consent of Roger Steininger. Filed herewith.

27.1 Financial Data Schedule.  Filed herewith.

99.1 Opinion of Zeller Weiss & Kahn dated March 29, 1996 concerning the financial statements of the registrant for the years ended December31, 1995 and 1994, and for the period from inception (May 2, 1990) through December 31, 1995. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 (Commission File No.33-3882) and incorporated by reference herein.

99.2 Opinion of Grossman Tuchman & Shah, LLP dated May 16, 1996 concerning the financial statements of Hanover Resources, Inc. and Group S Limited for the years ended December 31, 1995 and 1994. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 (Commission
          File No. 33-3882) and incorporated by reference herein.

FINANCIAL STATEMENTS. An index to the financial statements included in this report appears at page 23. The financial statements and supplementary data appears at page F/S-2 through F/S-15 of this report.

REPORTS ON FORM 8-K. No current reports on Form 8-K were filed by the Company during the fourth quarter of 1997.
                                  22
                      HANOVER GOLD COMPANY, INC.
                     INDEX TO FINANCIAL STATEMENTS

                                                                    Page
                                                                    -------
Report of Independent Certified Public Accountants                   F/S-1

Financial Statements:

  Balance Sheets as of December 31, 1997
      and December 31, 1996                                          F/S-2

  Statements of Loss for the Year Ended December 31, 1997,
      1996, 1995, and for the period from inception (May 2, 1990)
      to December 31, 1997                                           F/S-3

  Statements of Changes in Stockholders' Equity
      for the period from inception (May 2, 1990)
      to December 31, 1997                                           F/S-4

  Statements of Cash Flow for the Year Ended December 31, 1997,
      1996, 1995, and for the period from inception (May 2, 1990)
      to December 31, 1997                                           F/S-6

  Summary of Accounting Policies                                     F/S-7

  Notes to Financial Statements                                      F/S-8

  Signatures                                                        F/S-16

 [The balance of this page has been intentionally left blank.]
                                  23
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hanover Gold Company, Inc.
Spokane, Washington

We  have  audited  the  accompanying balance  sheets  of  Hanover  Gold
Company, Inc. as of December 31, 1997 and 1996, and the related statements of loss, change in stockholders' equity and cash flows for the years then ended. We have also audited the statements of loss, stockholders' equity and cash flows for the period from inception (May 2, 1990) through December 31, 1997, except that we did not audit these financial statements for the period from inception (May 2, 1990)
through December 31, 1995; those statements were audited by other auditors whose report dated March 29, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements give retroactive effect to the mergers of Hanover Gold Company, Inc., Hanover Resources, Inc. and Group S Limited which have been accounted for as a combination of entities under common control as described in Note 2 to the financial statements. We did not audit the statements of loss, changes in stockholder's equity and cash flows of Hanover Resources, Inc. and Group S Limited for the year ended December 31, 1995 and for the period from inception (May 2, 1990) through December 31, 1995, which statements reflect total revenues of $0 and $432,730 for the year ended December 31, 1995 and for the period from inception (May 2, 1990) through December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Hanover Gold Company, Inc., Hanover Resources, Inc., and Group S Limited for the period from date of inception (May 2, 1990) through December 31, 1995, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 and the period from inception (May 2, 1990) through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has no recurring source of revenue, has incurred losses since inception and, at December 31, 1997, has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

January 30, 1998
/s/ BDO Seidman
BDO Seidman, LLP
                                 F/S-1
                      HANOVER GOLD COMPANY, INC.
                            BALANCE SHEETS

ASSETS (NOTE 1)
December 31,                                        1997               1996
-------------------------------                   ---------           ---------
CURRENT ASSETS:
 Cash                                            $   180,083          $    96,353
 Supplies Inventory                                        -               10,000
 Prepaid expenses and other current assets           102,699               97,369
---------------------------------------------------------------------------------
   Total current assets                              282,782              203,722

FIXED ASSETS:
 Furniture and equipment, net of accumulated
   Depreciation of $110,358 and $63,076              134,069               88,182
 Mineral properties, net (Note 3)                 17,185,244           10,490,822

OTHER ASSETS:
Other assets                                          23,994               23,424
---------------------------------------------------------------------------------
Total Assets                                     $17,626,089         $ 10,806,150
=================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY (Note 1)

Current liabilities:
 Accounts payable                                $    40,887          $    70,136
 Notes payable to shareholder (Note 7)               320,405               73,405
 Accrued payroll and payroll taxes                    58,803               85,859
 Other accrued expenses                               74,008                    -
 Current portion of long-term debt (Note 5)           77,703               23,653
----------------------------------------------------------------------------------
Total current liabilities                            571,806              253,053

LONG-TERM DEBT, LESS CURRENT PORTION (Note 5)        148,515              194,065
---------------------------------------------------------------------------------
Total liabilities                                    720,321              447,118
---------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 3, 8, 9, and 11)

STOCKHOLDERS' EQUITY: (Notes 7, 9, and 10)
 Preferred stock, $0.001 par value; shares authorized
   2,000,000, no shares outstanding                        -                    -
 Common Stock, $0.0001 par value, authorized
   48,000,000 shares; issued and outstanding
   29,428,348 and 19,843,022 shares respectively        2,943               1,984
 Additional paid-in capital                        24,604,172          16,270,146
 Deficit accumulated during the development stage  (7,701,347)        (5,913,098)
---------------------------------------------------------------------------------
Total Stockholders equity                          16,905,768          10,359,032
---------------------------------------------------------------------------------
                                                   17,626,089          10,806,150

        --------------------------------------------------------------------
     See accompanying summary of accounting policies and notes to financial statements.
                             F/S-2
                      HANOVER GOLD COMPANY, INC.
                          STATEMENTS OF LOSS

                Cumulative Amounts
            From Date of Inception
             (May 2, 1990) through             Year Ended December 31,
                 December 31, 1997          1997         1996        1995

REVENUES (Note 2)       $  1,151,958     $       -    $   3,510  $ 499,299
--------------------------------------------------------------------------
OPERATING EXPENSES:
 Cost of goods mined       1,987,483             -            -  1,076,688
 Depreciation and
  amortization               126,764        28,483       26,722     38,229
 Provision for bad debt
  (Note 7)                   779,921             -            -    779,921
 General and administrative
   expenses (Note 7)       5,187,413       960,619    1,284,915    930,982
--------------------------------------------------------------------------
 Total operating expenses  8,081,581       989,102    1,311,637  2,825,800
--------------------------------------------------------------------------
OPERATING LOSS           (6,929,623)     (989,102)   (1,308,127)(2,326,501)

OTHER INCOME (EXPENSE):
Amortization of Guaranty
 Fee (Note 9)              (768,585)     (768,585)            -          -
Interest income
 (expense) net                32,145      (26,566)     (20,200)     29,820
Gain (Loss) on disposition
 of assets                  (35,284)       (3,996)            -   (32,509)
--------------------------------------------------------------------------
Total other income
 (expense)                  (771,724)    (799,147)     (20,200)    (2,689)
---------------------------------------------------------------------------
Net loss (Note 2)       $(7,701,347)  $(1,788,249) $(1,328,327)$(2,329,190)
===========================================================================
Net loss per share                         ($0.08)      ($0.08)    ($0.20)

Weighted average common
shares outstanding                     22,158,440    17,418,318 11,931,835

                   -------------------------------------------------------
           See accompanying summary of accounting policies and notes to financial statements.
     [The balance of this page has been intentionally left blank.]
                             F/S-3
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 1997

                                                                          Deficit
                                                                          Accumulated
                                                    Additional            During the
                                 Common Stock       Paid in  Subscription Development
                               ------------------
                                 Shares    Amount   Capital  Receivable   Stage        Total
--------------------------------------------------------------------------------------------
Issuance of common stock
 for cash ($0.53 per share)    752,562$         75$ 402,425 $       -    $       -$ 402,500
Issuance of common stock
 for cash ($0.07 per share)     86,250         9     6,009           -           -    6,018
Cash contributed to capital          -         -     5,000           -           -    5,000
Net loss                             -         -         -           -   (141,114)(141,114)
-------------------------------------------------------------------------------------------
Balance, December 31, 1990     838,812        84   413,434           -   (141,114)  272,404
Issuance of common stock to
 directors ($0.0001/share)     200,000        20         -           -           -       20
Issuance of common stock for
 claims and Engineering costs
 ($2.50 per share)             229,007        23   572,496           -           -  572,519
Issuance of common stock for
 cash ($0.06 per share)      2,957,506       296   166,374           -           -  166,670
Issuance of common stock for
 cash ($0.42 per share)        268,586        27   113,723           -           -  113,750
Exercise of stock purchase
 warrants ($0.60 per share)     74,400         7    44,633           -           -   44,640
Exercise of stock purchase
 warrants ($1.25 per share)    111,500        11   139,363           -           -  139,374
Cash contributed to capital          -         -    73,850           -           -   73,850
Net loss                             -         -         -           -   (179,866)(179,866)
-------------------------------------------------------------------------------------------
Balance, December 31, 1991   4,679,811       468 1,523,873           -   (320,980)1,203,361
Issuance of common stock for
 cash ($2.00 per share)        712,500        71 1,424,929           -           -1,425,000
Issuance of common stock for
 cash ($0.18 per share)        218,537        22    39,978           -           -   40,000
Exercise of stock purchase
 warrants ($1.25 per share)     41,600         4    51,996           -           -   52,000
Net loss                             -         -         -           -   (314,878)(314,878)
-------------------------------------------------------------------------------------------
Balance, December 31, 1992   5,652,448       565 3,040,776           -   (635,858)2,405,483

           Continued
                                                                          Deficit
                                                                          Accumulated
                                                    Additional            During the
                                 Common Stock       Paid in  Subscription Development
                                 ---------------
                                 Shares    Amount   Capital  Receivable   Stage        Total
--------------------------------------------------------------------------------------------
Balance, December 31, 1992   5,652,448       565 3,040,776           -   (635,858)2,405,483
Issuance of common stock for interest
 in mineralProperty ($1.50
 per share)                    150,000        15   224,985           -           -  225,000
Issuance of common stock to
 officer ($0.01 per share)     127,165        13       737           -           -      750
Exercise of stock purchase
 warrants ($1.60 per share)  3,061,703       306 4,749,912   (649,360)           -4,100,858
Net loss                             -         -         -           -   (256,769)(256,769)
-------------------------------------------------------------------------------------------
Balance, December 31, 1993   8,991,316       899 8,016,410   (649,360)   (892,627)6,475,322
Exercise of stock purchase
 warrants ($1.60/share)      1,328,897       133 2,126,102           -           -2,126,235
Cancellation of subscribed shares
 ($1.60 per share)           (250,000)      (25) (399,975)     400,000           -        -
Cash contributed to capital          -         -    98,393           -           -   98,393
Net loss                             -         -         -           -(1,362,954)(1,362,954)
--------------------------------------------------------------------------------------------
Balance, December 31, 1994
 (Restated)                 10,070,213     1,007 9,840,930    (249,360)(2,255,581) 7,336,996
Issuance of common stock for cash
 ($0.35 per share)           2,142,856       214   749,786           -           -  750,000
Issuance of common stock for cash
 ($0.35 per share)             714,286        71   249,929           -           -  250,000
Issuance of common stock for cash
 ($1.00 per share)             200,000        20   199,980           -          -   200,000
Issuance of common stock in
 Satisfaction of vendor
 obligations ($1.06 per share)  69,679         7    74,089           -           -   74,096
Issuance of common stock in
 Satisfaction of vendor
 obligations ($1.00 per share) 200,000        20   199,980           -           -  200,000
Issuance of common stock for
 cash ($1.00 per share)      1,000,000       100   999,900           -           -1,000,000
Issuance of common stock
 to officer                    197,835        20         -           -           -       20
Issuance of common stock pursuant to
 Convertible debt            1,348,295       135   281,313           -           -  281,448
Cash received for
 subscribed shares                   -         -         -     249,360           -  249,360
Repurchase of previously issued
 shares ($1.60 per share)     (23,000)       (2)  (36,798)           -           - (36,800)
Net loss                             -         -          -          -(2,329,190)(2,329,190)
-------------------------------------------------------------------------------------------
Balance, December 31, 1995  15,920,164    $1,592 $12,559,109 $       -$(4,584,771)$7,975,930

          See accompanying summary of accounting policies and notes to financial statements.
                                      F/S-4
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 1997
                                   (CONTINUED)

           Continued
                                                                             Deficit
                                                                             Accumulated
                                                     Additional              During the
                                 Common Stock        Paid in    Subscription Development
                                 ----------------
                                 Shares     Amount   Capital    Receivable   Stage        Total
-----------------------------------------------------------------------------------------------
Balance, December 31, 1995       15,920,164  $1,592  $12,559,109 $       -   $(4,584,771) $7,975,930
Issuance of common stock for
 mineral property rights
 ($4.00 per share)                    5,000       1       19,999         -              -     20,000
Issuance of common stock for mineral
 property rights ($2.00 per share)  525,000      52    1,049,948         -              -  1,050,000
Issuance of common stock for mineral
  property rights ($1.56 per share) 250,000      25      389,975         -              -    390,000
Issuance of common stock for cash
  ($0.50 per share)               2,142,858     214    1,071,215         -              -  1,071,429
Issuance of common stock for cash
   net of issuance costs of
   $70,000 ($1.25 per share)      1,000,000     100    1,179,900         -              -  1,180,000
Net loss                                  -       -            -         -    (1,328,327) (1,328,327)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1996       19,843,022   1,984   16,270,146         -    (5,913,098) 10,359,032
Issuance of common stock for services
 rendered ($0.95 per share)          43,421       5       41,245         -              -     41,250
Grant of option to director as compensation
 for loan guaranty (Note 9)               -       -    1,457,170         -              -  1,457,170
Deferred guaranty Fee, subject to grant
 exercise (Note 9)                        -       -    (688,585)         -              -   (688,585)
Issuance of common stock
 for cash ($1.25 per share)       1,139,000     114    1,423,636         -              -  1,423,750
Issuance of common stock
 For an acquisition of Easton-Pacific
 (Note 2)                         7,000,000     700    4,725,700         -              -  4,726,400
Issuance of common stock for cash
 ($0.50 per share)                  500,000      50      249,950         -              -    250,000
Issuance of common stock for cash
 ($1.25 per share) (Note 9)         900,000      90    1,124,910         -              -  1,125,000
Issuance of common stock for mineral
 property rights ($2.53 per share)    2,905       -            -         -              -          -
Net loss                                  -       -            -         -    (1,788,249) (1,788,249)
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1997       29,428,348  $2,943  $24,604,172         -   $(7,701,347) $16,905,768
                            -------------------------------------------------------------------------
         See accompanying summary of accounting policies and notes to financial statements.
                                      F/S-5
                           HANOVER GOLD COMPANY, INC.
                             STATEMENTS OF CASH FLOW
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

         From Date of Inception (May 2, 1990)            Year Ended December 31,
                                                   ----------------------------------
                   through December 31, 1997        1997          1996            1995
---------------------------------------------------------------------------------------
Operating activities:
 Net loss                     $   (7,701,347)$  (1,788,249) $ (1,328,327)($  2,329,190)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Loss on sale of equipment             36,505         3,996             -        32,509
 Depreciation and depletion           126,764        28,483        26,722        38,229
 Common stock issued for
   public relations fees              200,000             -             -       200,000
 Amortization of deferred guaranty fee768,585       768,585             -             -
 Common stock issued to officers
  and directors                        41,290        41,250             -   20
 Write-off of note receivable         779,921             -             -       779,921
Changes in operating assets and liabilities:
 (Increase) decrease in supplies
   inventory                                -        10,000        19,494       151,744
 (Increase) decrease in prepaid
   expenses                          (75,114)        22,255        32,384       (5,057)
 (Increase) decrease in other assets (23,994)         (570)       (3,500)         (269)
 Increase (decrease) in accounts
   payable                            112,268      (31,964)     (214,738)      (73,090)
 Increase (decrease) in accrued
   expenses                           177,898        25,761      (45,027)     (423,395)
---------------------------------------------------------------------------------------
Net cash used in operating
   activities                     (5,557,224)     (920,453)   (1,512,992)   (1,628,578)
---------------------------------------------------------------------------------------
Investing activities:
 Proceeds from sale of equipment       27,576        12,300             -        13,871
 Net repayment (advances)
   under shareholder advances               -             -        70,715         1,085
 Repayments (advances) under
   notes receivable               (1,089,219)             -             -       38,021
 Purchase of furniture and equipment(359,313)      (73,118)      (78,262)      (40,614)
 Additions to mineral properties  (9,332,814)   (1,724,701)   (1,346,696)     (834,510)
---------------------------------------------------------------------------------------
Net cash used in investing
  activities                     (10,753,770)   (1,785,519)   (1,354,243)     (822,147)
----------------------------------------------------------------------------------------
Financing activities:
 Borrowings under note payable
   to shareholder                      73,405             -        23,405   50,000
 Proceeds from sale of common
   stock                           15,867,975     2,798,750     2,251,429     2,200,000
 Proceeds from issuance of
   convertible debt                   215,170             -             -             -
 Proceeds from issuance of long
   term debt                           45,000        45,000             -             -
 Repayment of long-term debt        (100,276)      (54,048)      (46,228)             -
 Collection of subscription
   receivable                         249,360             -             -       249,360
 Repurchase and retirement of common
   stock                             (36,800)             -             -      (36,800)
 Capital contributions                177,243             -             -             -
---------------------------------------------------------------------------------------

         Continued
          From Date of Inception (May 2, 1990)           Year Ended December 31,
                                                    ----------------------------------
                   through December 31, 1997        1997          1996            1995
--------------------------------------------------------------------------------------
Net cash provided by financing
   activities                    16,491,077        2,789,702     2,228,606    2,462,560
---------------------------------------------------------------------------------------
Net increase (decrease) in cash     180,083           83,730     (638,629)       11,835

Cash and cash equivalent,
   beginning of period                    -           96,353       734,982      723,147
---------------------------------------------------------------------------------------
Cash and cash equivalent,
   end of period                 $  180,083        $ 180,083      $ 96,353    $ 734,982
=======================================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                       $  59,113        $  35,068      $ 23,181       $  864
   Income taxes                   $       -        $       -      $      -       $    -
   Supplemental schedule of non-cash investing and financing activities (Note 10)

                      -------------------------------------------------------
                  See accompanying summary of accounting policies and notes to financial statements.
                                        F/S-6
                   HANOVER GOLD COMPANY, INC.
                 SUMMARY OF ACCOUNTING POLICIES

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

CASH EQUIVALENTS     For  the  purpose of the balance sheets  and
               statements  of  cash flows, the Company  considers
               all  highly liquid investments purchased  with  an
               original maturity of three months or less to be  a
               cash   equivalent.   Financial  instruments  which
               potentially subject the Company to a concentration
               or   credit   risk  consist  of  cash   and   cash
               equivalents.  Cash and cash equivalents consist of
               funds  deposited with various high credit  quality
               financial institutions.
FURNITURE AND
EQUIPMENT      Furniture  and  equipment  are  carried  at  cost.
               Depreciation is computed by the straight-line over
               the  estimated useful lives of the related  assets
               which range from five to seven years.

MINERAL PROPERTIES   Mineral  properties  include  the  cost   of
               advance  minimum  royalty payments,  the  cost  of
               capitalized  property  leases  and  the  cost   of
               property  acquired. Expenditures  for  exploration
               and  development on specific proven properties are
               also  capitalized.  These costs will be  amortized
               against   subsequent  revenues,  or   charged   to
               operations  at  the time the related  property  is
               determined to have an impairment of value.

               In accordance with the provisions of Statements of
               Financial Accounting Standards ("SFAS")  No.  121,
               "Accounting  for  the  Impairment  of   Long-lived
               Assets  and  for Long-lived Assets to be  Disposed
               of",   management  of  the  Company  reviews   the
               carrying  value  of its mineral  properties  on  a
               regular basis.  Estimated undiscounted future cash
               flow from the mineral properties are compared with
               the  current  carrying value.  Reductions  to  the
               carrying value are recorded to the extent the  net
               book value of the property exceeds the estimate of
               future discounted cash flow.

NET LOSS PER SHARE   In  February 1997, The Financial  Accounting
               Standards  Board  ("FASB") issued  SFAS  No.  128,
               Earnings  Per Share ("EPS") SFAS No. 128  requires
               dual presentation of basic EPS and diluted EPS  on
               the  face  of  all income statements issued  after
               December  15,  1997 for all entities with  complex
               capital structures.  The Adoption of SFAS No.  128
               had   no   effect   on  the  Company's   Financial
               Statements.  Basic EPS is computed as  net  income
               divided  by the weighted average number of  common
               shares  outstanding for the period.   Diluted  EPS
               reflects  the potential dilution that could  occur
               from common shares issuable through stock options,
               warrants,  and  other convertible securities.   As
               the  Company's  stock  options  and  warrants  are
               antidilutive for all periods presented only  basic
               EPS   is   presented.   At  December   31,   1997,
               outstanding  options  and  warrants  to   purchase
               2,532,970  shares  of the Company's  common  stock
               were  not  included in the computation of  diluted
               EPS as their effect would be antidilutive.

INCOME TAXES   Income  taxes are provided based on the  liability
               method  of  accounting pursuant to SFAS  No.  109,
               "Accounting   for  Income  Taxes."    Under   this
               approach,  deferred income taxes are  recorded  to
               reflect  the tax consequences on future  years  of
               differences  between the tax basis of  assets  and
               liabilities and their financial reporting  amounts
               at  each  year  end.   A  valuation  allowance  is
               recorded   against  deferred  tax   assets   whose
               realization is not more likely than not.
MANAGEMENT'S
ESTIMATES      The   preparation  of  financial   statements   in
               conformity   with  generally  accepted  accounting
               principles  requires management to make  estimates
               and  assumptions  that affect the reported  assets
               and  liabilities  and  disclosures  of  contingent
               assets   and  liabilities  at  the  date  of   the
               financial  statements and the reported  amount  of
               revenues and expenses during the reporting period.
               Actual results could differ from those estimates.
                               F/S-7
FAIR VALUE OF FINANCIAL
INSTRUMENTS    The  carrying  amounts  reported  in  the  balance
               sheets  as of December 31, 1997 and 1996 for  cash
               equivalents, accounts payable and accrued expenses
               approximate fair value because of the immediate or
               short-term    maturity    of    these    financial
               instruments.  The  fair value  of  long-term  debt
               approximates its carrying value as the  stated  or
               discounted rates of the debt reflect recent market
               conditions.  The  fair value of notes  payable  to
               stockholders cannot be determined.
STOCK BASED
COMPENSATION   SFAS   No.   123,   "Accounting  for   Stock-Based
               Compensation," encourages, but does  not  require,
               companies  to record compensation cost for  stock-
               based  employee compensation plans at fair  value.
               The  Company has chosen to continue to account for
               stock-based compensation using the intrinsic value
               method  prescribed in Accounting Principles  Board
               Opinion  No. 25, "Accounting for Stock  Issued  to
               Employees,"  and  related interpretations  and  to
               furnish  the pro forma disclosures required  under
               SFAS   No.   123,   if   material.    Accordingly,
               compensation cost for stock options is measured as
               the excess, if any, of the quoted market price  of
               the  Company's stock at the date of the grant over
               the  amount  an employee must pay to  acquire  the
               stock.
NEW ACCOUNTING
PRONOUNCEMENTS In  June  1997,  the  FASB issued  SFAS  No.  130,
               REPORTING COMPREHENSIVE INCOME and SFAS  No.  131,
               DISCLOSURES  ABOUT SEGMENTS OF AN  ENTERPRISE  AND
               RELATED  INFORMATION.  SFAS No. 130 requires  that
               an enterprise report, by major components and as a
               single  total, the change in its net assets during
               the period from non-owner sources, and SFAS No.131
               establishes annual and interim reporting standards
               for an enterprise's operating segments and related
               disclosures   about   its   products,    services,
               geographic areas and major customers.  Adoption of
               these  statements  will not impact  the  Company's
               financial position, results of operations or  cash
               flows  and any effect will be limited to the  form
               and  content of its disclosures.  Both  statements
               are  effective for fiscal years beginning December
               15, 1997, with earlier application permitted.

                   HANOVER GOLD COMPANY, INC.
                 NOTES TO FINANCIAL STATEMENTS

1.DEVELOPMENT STAGE The Company has been in the  development stage since its inception. The Company has
  OPERATIONS  AND   no recurring source of revenue,  has  incurred
                    operating losses since inception and, at
  GOING CONCERN     December  31,  1997  has  negative   working
               capital.  These conditions raise substantial doubt
               as to the Company's ability to continue as a going
               concern.  Management of the Company has undertaken
               certain actions to address these conditions. These
               actions   include   negotiating   amendments    to
               obligations  on  the Company's mineral  properties
               and  searching  for  a joint  venture  partner  to
               provide the funding necessary to bring the mineral
               properties  into production.  The  Company's  land
               payment  obligations due through  September  1998,
               which  total approximately $1,200,000,  have  been
               guaranteed  by  certain  significant  shareholders
               (see Note 9).  To the extent additional funds  are
               required, the Company will attempt to raise  these
               funds through future sales of shares of its common
               stock.   The  financial statements do not  contain
               any  adjustments which might be necessary  if  the
               Company is unable to continue as a going concern.

2.BUSINESS     In  September 1996, the Company  acquired
               all of the issued and outstanding shares of
  COMBINATION  common  stock  of Group S Limited ("Group  S")  and
               Hanover  Resources, Inc. ("Resources") in exchange
               for   2,957,506  and  2,937,971  shares   of   the
               Company's  common stock.  In connection  with  the
               acquisitions,  3,625,000 shares of  the  Company's
               common  stock  held  by Resources  were  canceled.
               Group S and Resources both held mining claims  and
               interests contiguous to those of the Company.   As
               certain  of the Company's shareholders,  officers,
               and  directors  controlled Group S and  Resources,
               the   acquisitions  were  accounted   for   as   a
               combination of entities under common control
                             F/S - 8
               similar  to  a pooling of interests.  Accordingly,
               the  financial statements give retroactive  effect
               to  these  acquisitions, as if the  companies  had
               always  operated  as  a single  entity.   Separate
               results  of operations for the combining  entities
               for the years ended December 31, 1996 and 1995 and
               for  the  period  from  inception  (May  2,  1990)
               through December 31, 1996 were as follows:


              PERIOD FROM DATE OF
              INCEPTION (MAY 2, 1990)          YEAR ENDED DECEMBER 31,
              THROUGH DECEMBER 31, 1996        1996               1995
               -------------------------  --------------  ---------------

      REVENUES:
      Hanover                 $  719,228      $  3,510      $  499,299
      Resources                  432,730             -               -
      Group S                          -             -               -
               ----------------------------------------------------------
                             $ 1,151,958      $  3,510      $  499,299
              ==========================================================


               PERIOD FROM DATE OF
               INCEPTION (MAY 2, 1990)            YEAR ENDED DECEMBER 31,
               THROUGH DECEMBER 31, 1996          1996               1995
              -----------------------------------------------------------

            NET LOSS:
              Hanover       $(5,325,590)    $(1,324,309)     $(2,193,569)
              Resources        (563,924)         (1,970)        (125,178)
              Group S           (23,584)         (2,048)         (10,443)
            -------------------------------------------------------------
                           $ (5,913,098)   $ (1,328,327)    $ (2,329,190)
            =============================================================

                              On  September 30, 1997, the Company
               acquired all of the outstanding shares of  Easton-
               Pacific  and  Riverside Mining Company ("Easton"),
               an  inactive mining company holding mineral claims
               contiguous  to those of the Company,  in  exchange
               for  7,000,000  shares  of  the  Company's  common
               stock.   The  acquisition  of  Easton   has   been
               accounted   for  using  the  purchase  method   of
               accounting,  and  accordingly,  the  accounts   of
               Easton  have  been  reflected in the  consolidated
               financial statements from the date of acquisition.
               The  purchase price of $4,787,000 (which  includes
               transaction  costs of approximately  $60,000)  has
               been  allocated  to the assets purchased  and  the
               liabilities  assumed  based upon  their  estimated
               fair value at the date of acquisition.

                               The   following   table   presents
               summarized   unaudited  pro   forma   results   of
               operations  for  1997 and 1996 as  if  the  Easton
               acquisition had occurred at the beginning of  each
               year.  These  pro forma results are  provided  for
               comparative purposes only and do not purport to be
               indicative  of the results which would  have  been
               obtained  if the acquisition had been effected  on
               those dates or of future results of operations.

              YEAR ENDED DECEMBER 31,      1997           1996
              Revenues                  $         -     $      54,275
              Net loss                  $ (1,869,563)   $ (1,408,960)
              Net loss per share        $      (0.07)   $      (0.06)
              =======================================================

3. MINERAL PROPERTIES Mineral property represents amounts paid to acquire property rights and for services
               rendered in the exploration, drilling, sampling, engineering and other related technical services toward the evaluation and development of the Alder
               Gulch  group of claims in Montana's Virginia  City
               Mining District.
                            F/S  - 9
               The Company's investment in mineral properties consisted of the following:

               DECEMBER 31,                 1997          1996
               -----------------------------------------------

               Mining properties    $ 14,803,488  $  8,210,816
               Deferred exploration
                  Expenditures         2,395,986     2,294,236
               Accumulated depreciation (14,230)      (14,230)
               -----------------------------------------------
                                    $ 17,185,244  $ 10,490,822
               ===============================================

               In  1990,  the  Company entered into an  agreement
               (the "Kearsarge Agreement") pursuant to which the Company acquired the rights to lease certain patented and unpatented mineral claims in the Alder Gulch area. In accordance with the terms of the Kearsarge Agreement, the Company is required to make minimum annual lease payments to the lessor and the sublessor and has granted the lessor a 5% net smelter return royalty in future production. The Company also granted the lessor the right to purchase 171,000 shares of the Company's common stock at $3.00 per share through May 1995 and an additional 500,000 shares at $10.00 per share through May 1997. The Company may terminate the Kearsarge Agreement at any time prior to its expiration in 2001. The Kearsarge
               Agreement also contains a purchase option which grants the Company the right to acquire the leased property. The optional price, which is equal to $7,000,000 less a credit for annual payments made was $3,310,000 at December 31, 1997.

               In   1991,  the  Company  entered  into  a   lease
               agreement (the "Moen Agreement") pursuant to which
               the  Company  obtained the right to lease  certain
               patented and unpatented claims in the Alder  Gulch
               area.   The  Moen Agreement, which was amended  in
               March 1996, expires in 2002, requires annual lease
               payments, may be terminated by the Company at  any
               time  upon written notice, and provides for a  net
               smelter  return royalty of up to 2.5% for  periods
               in  which the price of gold exceeds $425 per ounce
               and  1% for all other periods.  The Moen Agreement
               contains  a  purchase  option,  which  grants  the
               Company  the right to acquire the leased property.
               The  option  price, which is equal  to  $3,400,000
               less a credit for annual rental payments made,  at
               December    31,    1997   was   $2,650,000.     In
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

               In  1993,  the  Company entered into an  agreement
               with   a  third  party  (the  "Magnus  Agreement")
               pursuant  to  which the Company was  assigned  the
               mining  rights  to certain patented  claims.   The
               Magnus  Agreement, which the Company may terminate
               at any time requires annual lease payments through
               1999  and contains an option granting the  Company
               the  right to acquire the leased properties.   The
               option price, which is equal to $1,650,000 less  a
               credit  for  the amount by which the annual  lease
               payment  exceeds $25,000, was $975,000 at December
               31,  1997. The Magnus Agreement also provides  for
               the  grant  of a 5% net smelter return royalty  on
               future production.

               In  November1995,  the  Company  entered  into  an
               agreement (the "Goodridge Agreement") to acquire a
               0.5%  gross overriding royalty interest  burdening
               certain  of  the  Company's claims.   Pursuant  to
               terms  of  the  Goodridge Agreement,  the  Company
               issued  to  the seller 5,000 shares of its  common
               stock  and granted the seller an option to acquire
               up  to an additional 5,000 shares of the Company's
               common  stock at $2.50 per share prior to November
               1,   1997.   The  unexercised  option  expired  on
               November   1,   1997.   The  Goodridge   Agreement
               provided  that, should fair value of the Company's
               common stock
                            F/S - 10
               not  exceed  $4.00 per share prior to November  1,
               1997,  the  Company  would  issue  to  the  seller
               additional  shares of common stock  to  raise  the
               aggregate market value of the shares held  by  the
               seller  to $20,000.  Utilizing the highest  market
               price  of $2.53 per share for its stock, from  the
               date  of  the agreement to November 1,  1997,  the
               Company  issued 2,905 additional shares of  common
               stock to the seller.

               In  November  1995, the Company  entered  into  an
               agreement (the "Gustafson Agreement") whereby  the
               Company  obtained  the right to lease  a  patented
               claim  in  the  Alder Gulch area.   The  Gustafson
               Agreement requires annual lease payments of $2,500
               through 2015, may be terminated by the Company  at
               any time upon 30 days written notice, and provides
               for a 3% net smelter return royalty to the lessor.

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

               At December 31, 1997, future annual land payments required pursuant to the Company's various property agreements were as follows:

               YEAR ENDING DECEMBER 31,          Amount
               ----------------------------------------

               1998                        $  1,468,000
               1999                           1,819,000
               2000                           2,878,000
               2001                             603,000
               2002                             603,000
               Thereafter                        36,000
               ----------------------------------------
                                           $  7,407,000
               ========================================

4. NOTES RECEIVABLE  In 1993, the Company advanced $100,000 to  a third party entity pursuant to terms of a
               promissory  note.  The note was to be repaid  from
               proceeds of milling activities to be undertaken by
               the  party.   After receiving principal repayments
               of  approximately  $3,000 in 1995  and  $8,000  in
               1994,    the    remaining   unpaid   balance    of
               approximately $89,000 was forgiven in 1996 as part
               of  the  Company's consideration for amending  the
               Moen Agreement.  (See Note 3.)
                            F/S - 11
5. LONG-TERM DEBTLong-term debt consists of the following:

               DECEMBER 31,                     1997        1996
               ---------------------------------------------------
               8% Note payable to an
                 individual, due in quarterly
                 installments of $9,250 plus
                 interest, maturing
                 October 2001                  $ 148,000   $ 174,336

               No interest bearing note payable
                 to an Individual, due in
                 annual installments of
                 $20,000 through 1999 and
                 $10,000 in 2000, discounted
                 at 8%                           43,382      43,382

               Other                             34,836           -
               ----------------------------------------------------
                                                226,218     217,718
               Less current portion              77,703      23,653
               ----------------------------------------------------
               Long-term debt, less
                 current portion              $ 148,515   $ 194,065
               ====================================================

               Scheduled long-term maturities at December 31, 1997 are as follows:

               Year Ending December 31,               Amount
               ---------------------------------------------

               1998                               $   77,703
               1999                                   65,282
               2000                                   46,233
               2001                                   37,000
               ---------------------------------------------
                                                   $ 226,218
               =============================================

6.  INCOME  TAXES At December 31, 1997 and 1996, the  Company  had
                             deferred tax assets of approximately
               $2,523,000 and $2,070,000 principally arising from
               net  operating loss carryforwards for  income  tax
               purposes.  At December 31, 1997 the Company had  a
               deferred tax liability of $1,791,000 arising  from
               the  tax treatment in reporting the carrying value
               of  the  Company's mineral property acquired  from
               Easton.   As  management  of  the  Company  cannot
               determine if it is more likely than not  that  the
               Company  will  realize  the  benefit  of  the  net
               deferred tax asset, a valuation allowance equal to
               the   net  deferred  tax  asset  of  $732,000  and
               $2,070,000  has been established at both  December
               31, 1997 and 1996.

               At   December  31,  1997,  the  Company  has   net
               operating     loss     carryforwards      totaling
               approximately $6,600,000 which expire in the years
               2005  through  2021.   The  use  of  approximately
               $200,000  of  these carryforwards  is  subject  to
               limitations imposed by the Internal Revenue Code.

7. RELATED  PARTY In  1994  and  1995,  the  Company  advanced
                                                 $1,222,000 and
   TRANSACTIONS
               $373,000 pursuant to terms of a note receivable to
               an  entity  partially owned by a  shareholder  for
               purposes  of  refurbishing and  operating  milling
               facilities  located  near  the  Company's  mineral
               properties.  The related party entity was to repay
               the advances based on the flow of ore processed at
               the  mill.   The  Company recovered  approximately
               $595,000  of the advances through 1995,  at  which
               time  milling  operations ceased.   In  1995,  the
               Company wrote down the carrying value of the  note
               receivable by approximately $780,000.  In 1996, as
               part  of  the Company's negotiations on  the  Moen
               Agreement  (See  Note 3), the  milling  facilities
               were   transferred  together  with  the  Company's
               secured interest therein, to a third party.

               In 1995, the Company entered into an agreement, as
               amended,   (collectively,  the   "Stock   Purchase
               Agreement")  with  a group of individuals  whereby
               the  Company  granted  the  group  the  right   to
               purchase  up to 6,000,000 shares of the  Company's
               common stock and
                            F/S - 12
               the   right   to  appoint  certain  officers   and
               directors of the Company.  Shares subject to terms
               of   the   Stock  Purchase  Agreement,  of   which
               3,857,142 and 2,142,858 were purchased in 1995 and
               1996, were as follows:

                                  Per Share            Total
               Shares        Purchase Price    Consideration
               ----------------------------------------------
               2,857,142           $   0.35     $  1,000,000
               2,142,858               0.50        1,071,050
               1,000,000               1.00        1,000,000
               ----------------------------------------------
               6,000,000                        $  3,071,050
               ==============================================

               In December 1996 and 1995, the Company received advances from certain shareholders of $298,405 and $50,000, respectively, and made repayments on those advances of $275,000 in 1996 plus interest at 9%. At December 31, 1997 and 1996, the Company owed these shareholders $73,405.

               From  1990  through 1995, the Company paid  $2,400
               for  annual  rent  of  office  space  leased  from
               significant shareholder.

               During 1996, the Company paid $65,438 for sampling
               and assaying services to a company controlled by a
               stockholder  and purchased equipment  for  $30,000
               from  this same entity.  During 1997, the  Company
               paid  $3,067  to  the same company  for  surveying
               services.

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

               As part of its acquisition of Easton in 1997 (Note
               2), the Company assumed a $247,000 note payable to
               a  stockholder.   The note has a  stated  interest
               rate of 12% and is due on demand.

8.COMMITMENT AND   The Company leases its corporate office space
                                                  on a month-to-
  CONTINGENCIES    month  basis.  Rent  expense  for  the years
                   ended December  31,  1997,
               1996, and 1995 was approximately $28,000, $28,000,
               and $20,000.

               The Company received consulting services from an individual for no cost during portion of 1996 and 1997. This individual had an agreement which was not memorialized in writing, with a significant shareholder of the Company pursuant to which the consultant was entitled to acquire one half of the shares of the Company's common stock held by the shareholder at the same price the shareholder, paid to acquired the shares. The agreement was terminated in April 1997.

9. STOCK OPTIONS     COMMON STOCK WARRANTS

               In  1990, the Company issued common stock warrants
               granting  rights to purchase up to 150,000  shares
               of  the Company's common stock at $0.60 per  share
               through  September  1991.   Warrants  to  purchase
               74,400  shares of common stock were  exercised  in
               1991.  In  1991, the Company issued  common  stock
               warrants  granting  rights  to  purchase   up   to
               4,572,500 shares of the Company's common stock  at
               $1.25  per share through August 1992 and at  $1.60
               per  share from September 1992 through March 1994.
               Warrants to purchase 111,500 and 41,600 shares  of
               the Company's common stock at $1.25 per share were
               exercised in 1991 and 1992.  Warrants to  purchase
               3,061,703  and  1,328,897 shares of the  Company's
               common stock at $1.60 per share were exercised  in
               1993 and 1994.
                            F/S - 13
               In  March  1997, the Company issued  a  three-year
               option   to  purchase  2,312,970  shares  of   the
               Company's  common stock at $1.25 per  share  to  a
               shareholder   in  exchange  for  a   shareholder's
               guaranty   of   the  Company's  mineral   property
               obligations  for an eighteen months period  ending
               in  September  1998.   The  fair  value  of  these
               options,  as  determined using the  Black  Scholes
               option pricing model, was $1,450,000 and is  being
               amortized  to  expense over the  guaranty  period.
               During  1997, 900,000 shares of common stock  were
               issued pursuant to the option.

               STOCK OPTION PLAN

               The  Company  has a stock plan ("the  1995  Plan")
               under  which  eligible employees and directors  of
               the  Company  may be granted stock options,  stock
               appreciation rights or restricted stock.  Pursuant
               to  terms  of the 1995 Plan, the total  number  of
               shares of stock subject to issuance may not exceed
               4,000,000.    Grants  of  options,    appreciation
               rights  and restricted stock are based  solely  on
               the  discretion  of  the  Board  of  Directors  at
               exercise  prices at least equal to the fair  value
               of  the  stock  on  the date  of  grant.   Options
               granted under the 1995 plan vest immediately.
               Stock option activity under the 1995 Plan is
               summarized as follows:

                                               Weighted Average
                                       Options      Share Price
               -------------------------------------------------
               Outstanding at
               January 1, 1995                -       $       -
               Granted                  800,000            1.60
               Exercised                      -               -
               Expired                        -               -
               ------------------------------------------------
               Outstanding at
               December 31, 1995        800,000            1.60
               Granted                        -               -
               Exercised                      -               -
               Expired                        -               -
               ------------------------------------------------
               Outstanding at
               December 31, 1996        800,000            1.60
               Granted                  120,000            0.38
               Exercised                      -               -
               Expired                        -               -
               ------------------------------------------------
               Outstanding at
               December 31, 1997        920,000        $   1.44
               ================================================

               SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 35 percent; risk-free interest rate of 6 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted in 1997 and 1995 was $.23 and $.06 per option. Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the three years in the period ended December 31, 1997 would have been adjusted to the pro forma amounts indicated below:

                                 Year Ended December 31,
                           ------------------------------------
                                  1997         1996          1995
               -------------------------------------------------------
               Net loss
                As reported   $(1,788,249)  $(1,328,327)  $(2,329,190)
                Pro forma      (1,815,249)   (1,328,327)   (2,377,190)
               Loss per share
                As reported   $     (0.08)   $    (0.08)  $     (0.20)
                Pro forma           (0.08)        (0.08)        (0.20)
              ========================================================

                            F/S - 14
               The following table summarizes information about stock options and warrants outstanding at December
               31, 1997:

                                                           Options and
                Weighted                         Warrants Out standing
                 Average  Number Outstanding  and Exercisable Weighted
                Exercise     and Exercisable         Average Remaining
                  Prices         at 12/31/97  Contractual Life (years)
               -------------------------------------------------------
                  $0.38          120,000                    10.0
                  $1.25        1,412,970                     2.2
                  $1.60          800,000                     3.0
                  $2.00          200,000                     1.3
               -------------------------------------------------------
                $0.38-$2.00    2,532,970                     2.8
               =======================================================

10.SUPPLEMENTAL         Supplemental schedule of non cash investing and
                                    financing
   DISCLOSURES                     activities.
   OF CASH-
   FLOW INFORMATION

                       Cumulative Amounts From
               Date of Inception (May 2, 1990)
                          Through December 31,             December 31,
                                                      ----------------------
                                          1997       1997       1996       1995
           --------------------------------------------------------------------------
           Mineral property rights
            Acquired in exchange for:
             Issuance of
              common stock                $2,257,518  $    -     $1,460,000  $  -
             Iissuance of long-
              term debt                      263,946       -        263,946     -
            Note receivable                  309,298       -        309,298     -
             Fixed Assets                     66,177       -         66,177   281,448
            Issuance of shares of
             common stock in
             satisfaction of vendor
             obligations                      74,096       -              -    74,096
            Conversion of notes
             payable under accrued
             interest to common stock        281,448       -              -   281,448
           Equipment acquired through
             issuance of long-term debt       17,548    17,548            -     -
           Common stock issued to
             acquire net assets of Easton-
             Pacific, including:
               Prepaid expenses               27,585    27,585            -     -
               Mineral properties          4,969,721 4,969,721            -     -
               Notes payable                 247,000   247,000            -     -
               Accounts payable                2,715     2,715            -     -
               Accrued expenses               21,191    21,191            -     -
           ==========================================================================

        [The balance of this page has been intentionally left blank.]
                            F/S - 15

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HANOVER GOLD COMPANY, INC.

                              By: /s/ James A. Fish
                                  ----------------------------
                                  James A. Fish, its President
                                  and Chief Executive Officer
                                  Date: March 7, 1998

                              By: /s/ Wayne Schoonmaker
                                  ----------------------------
                                  Wayne Schoonmaker, its
                                  Principal Accounting Officer
                                  Date: March 7, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:  /s/ Neal A. Degerstrom     By:  /s/ Wayne Schoonmaker
         -----------------------          ---------------------
          Neal A. Degerstrom              Wayne Schoonmaker
          Director                        Secretary and Treasurer
          Date: March 7, 1998             Date:  March 7, 1998


     By:  /s/ Tim Babcock            By:  /s/ Robinson BosworthIII
         -----------------------          ------------------------
          Tim Babcock                     Robinson Bosworth III
          Director                        Director
          Date: March 7, 1998             Date:  March 7, 1998


     By:  /s/ Karl E. Elers          By:  /s/ Larry Steinbaum
          ----------------------          ------------------------
          Karl E. Elers                   Larry Steinbaum
          Director                        Director
          Date: March 7, 1998             Date:  March 7, 1998


     By:  /s/ James A. Fish
         -----------------------
          James A. Fish
          Director
          Date: March 7, 1998

                             F/S-16