Form 10-Q
period 1998-03-31
HANOVER GOLD COMPANY INC
filed 1998-05-14
CIK 778165

          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C. 20549
                    --------------

                       FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
          THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998
                          OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF
          THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________ to ________

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

           HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED MARCH 31, 1998

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

  Item 4: Submission of Matters to a Vote of Security Holders4

  Item 5:  Other Information                                 4

  Item 6:  Exhibits and Reports on Form 8-K                  4


SIGNATURES



 [The balance of this page has been intentionally left blank.]

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

      The unaudited financial statements of the Company for the periods covered by this report are included elsewhere in this report, beginning at page F/S-1.
      The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.
      For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                   AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1998.

Three  months Ended March 31, 1998 Compared to three months Ended
March 31, 1997.
      During the three months ended March 31, 1998, the Company generated no revenue. General and administrative expenses increased to $199,459 for the three-month period ended March 31, 1998 as compared to $180,683 for the three-month period ended March 31, 1997. The increase is principally attributed to increased expenses in 1998 for payroll costs, taxes, and fees, which were largely offset by decreased consulting, insurance, legal and accounting costs. For the three months ended March 31, 1998, the Company experienced a loss of $453,125, or $0.02 per share, compared to a loss of $191,966, or approximately $0.01 per share, during the comparable period in the previous year. Included in the 1998 loss was a $242,862 interest charge representing amortization of the value of options granted for a guaranty of future company obligations. This charge did not occur in the first quarter of 1997.

FIRST QUARTER 1998

      During the first quarter 1998, the company's loss amounted to $453,125; approximately 56% of which resulted from a charge for depreciation of $8,959 and an interest charge of $242,862 as noted in the above paragraph.

LIQUIDITY AND CAPITAL RESOURCES.

      The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At March 31, 1998, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. At March 31, 1998, those rental and royalty obligations payable in 1998 totaled approximately $ 1,121,000. The Company assumed a further obligation to pay $36,000 in 1998 to the landowners of certain claims acquired by the Company through the Easton-Pacific & Riverside Mining merger September 1997.
      Due to the foregoing conditions, the Company's independent certified public accountants included a paragraph in the Company's 1997 financial statements relative to a going concern uncertainty. To finance its rental and royalty obligations and add to working capital the Company raised $1,843,000 from the sale of 2,000,000 shares of common stock pursuant to a registration statement filed effective with the Securities and Exchange Commission August 15, 1997. 1,139,000 of the shares were sold at $1.25 per share and 861,000 shares were sold at between $0.50 and $0.40 per share through February 17, 1998. The Company sold an additional 402,333 shares of its unregistered stock, at $0.45 and $0.40 per share in March 1998. The declining prices received for the Company's shares reflects a corresponding decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market during the period the shares were offered for sale. Market prices declined from $1.25 per share at May 6, 1997 to $0.4063 per share at May 5, 1998, largely as a consequence of the significant drop in world gold prices.
       In August 1997, the SEC approved Nasdaq's proposed maintenance standards for companies wishing to remain listed on the SmallCap Market. Under the new criteria, which has been implemented by the Nasdaq Stock Market, all Nasdaq SmallCap Market listed stocks must maintain a bid price of at least $1.00 without exception beginning February 23, 1998. The Company has been notified by Nasdaq that it is deemed to be non-compliant for having failed to maintain a $1.00 bid price. If the Company is to regain compliance the bid price for its stock must trade at or above $1.00 for 10 consecutive days by May 22, 1998. Should the Company be delisted it will be extremely difficult for it to achieve the requirements necessary for readmittance onto the Nasdaq SmallCap market and the Company may lose the support of many of its broker/dealers. A delisting could seriously effect the Company's ability to raise funds for working capital and to meet landowner payments. March 12, 1998, the Board of Directors adopted a plan of recapitalization to subdivide the Company's common stock, one for four, to allow the trading price of the stock to increase in value to a level at or above that required for the Company to maintain its Nasdaq listing. The plan was approved by the shareholders of the Company May 5, at the duly convened 1998 annual meeting of shareholders. Of the 25,381,877 shares that voted in person or by proxy, 19,176,286 voted in favor of the plan. On May 8, 1998, the first day of trading on Nasdaq post recapitalization, the closing price for the Company's common stock was $1.06 per share. No assurance can be given that the market price for the shares will at any time rise in proportion to the reduction in the number of outstanding shares resulting from the recapitalization or that if it does it will remain at such level.
      The Company expects to meet its 1998 obligations using existing funds and funds available under the guaranty given by Neal A. Degerstrom. $1,125,000 has been paid under the guaranty to satisfy landowner obligations. 900,000 of the 2,312,968 share options given for the guaranty have been exercised at $1.25 by Mr. Degerstrom and the non-affiliates to whom he assigned two thirds of the guaranty. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $8,154,000 from its inception through March 31, 1998. Unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Virginia City Mining properties, it may continue to experience a shortage of working capital.
      The Company's inability to advance its properties to the commercial production stage is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995 and the Company's lack of success through 1995 in consolidating the various claims and interests in the area. Although the Company has been able to conduct exploration and limited development activities on the properties, primarily as the result of its former arrangement with Kennecott and, to a lesser extent, as the result of exploration and evaluation work it performed itself in 1995, 1996 and 1997, significant additional work must be undertaken to determine whether the properties will support commercial mining operations. The Company has budgeted approximately $400,000 for a drilling program to commence the later part of May 1998. The program will be funded through the sale of the Company's common stock.
      At March 31, 1998, Hanover had a net deferred tax asset of approximately $2,523,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.
      The Company continues to receive expressions of interest from North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, but as yet has been unable to conclude such an arrangement. Management believes that such an arrangement can be made if the price for gold increases or arrangements can be made to reduce or defer landowner payments. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $278.15/oz January 12, 1998. At May 7, 1998 the price of gold was $298.50/oz.
      Although the Company's operations are subject to general inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes extensive exploration and development activities, which can be expected to occur if it is successful in negotiating a joint venture or other agreement with a major mining company, any inflationary move could result in an increase in the cost of goods and services necessary to its mining operations.
      The Company is aware of the issues associated with the programming code in existing computer systems as the millenium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the company's hardware and software consist of recently purchased year 2000 compliant products, the year 2000 problem is not anticipated to have a significant impact on the Company's operations.
      In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.
     Cash flows for the three months ended March 31, 1998 were as follows: During the three months ended March 31, 1998, the Company's cash position decreased $70,000, to $110,000. During the three-month period, the Company used $181,000 in operating activities, primarily as a result of the reported $453,000 net loss. Investing activities used $202,000, due to that amount in expenditures related to the Company's mineral properties. During the period, the Company received $349,000 from 3 individuals from the sale of 763,333 common shares, 361,000 shares which were sold pursuant to the Company's public offering.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      Effective March 25, 1996, the Company entered into an asset purchase agreement with Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented mining claims, 120 unpatented mining claims and one state mining lease covering properties located in the Alder Gulch area. The Company issued Tabor 525,000 shares of common stock in the transaction and also agreed that, if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock did not exceed $2.00 per share for a consecutive 30-day period prior to April 19 of 1998, it would issue Tabor such number of additional shares as was necessary to raise the aggregate market value of the shares then owned by Tabor to $2.00.
      As part of the transaction, the Company also agreed to prepare and file a registration statement under the Securities Act covering the shares issued to Tabor, cause such registration statement to be declared effective within six months of the effective date of the agreement, and thereafter maintain the registration statement in effect for a period of eighteen months to enable Tabor to resell the shares (and to enable other selling stockholders to sell additional shares of common stock also covered by the registration statement) should it so choose. In addition, the Company granted Tabor certain piggy-back registration rights under the Securities Act, the effect of which is to enable Tabor to include any shares remaining unsold following the termination of effectiveness of the registration statement described above in any registration statement subsequently filed by the Company relating to securities to be sold for the account of the Company or for the accounts of any of its affiliates.
     The agreement between the Company and Tabor further provided that, pending effectiveness of the registration statement, conveyancing documents covering the claims sold to the Company and certificates evidencing 400,000 of the 525,000 shares issued to Tabor were to be held in escrow. The agreement further provided that, in the event the registration statement was not declared effective within six months of closing, such documents and certificates, at Tabor's election, would be returned to the respective parties and the transaction would be deemed to have been rescinded.
      The registration statement required to be filed by the Company was declared effective by the SEC on September 3, 1996. Shortly following the effective date, and despite the Company's compliance with all of the terms and conditions of its agreement with Tabor, Tabor informed the Company that it was withholding authorization to release the conveyancing documents and the share certificates from escrow. As a consequence, the Company initiated an action against Tabor in United States District Court for the Eastern District of Washington (Case No. CS-96-663-FVS) on October 4, 1996 for breach of contract and injunctive relief. Subsequently, Tabor filed counterclaims against the Company alleging violations of the registration and antifraud provisions of federal securities law.
      The Company deposed the principal witnesses in this matter in mid-1997 and expected to file motions thereafter seeking summary judgment in its favor on its breach of contract claims against Tabor, specific performance of Tabor's obligations, and dismissal of Tabor's counterclaims. Subsequent to these depositions, however, and in the wake of declining world gold prices and a commensurate decrease in the market price of the Company's common stock which would have required the Company to issue Tabor significantly more shares of common stock under the agreement had it not been breached, Tabor recanted its position and sought to compel the Company to proceed with the transaction according to the original terms of the agreement. The Company, in turn, filed a motion seeking to rescind the agreement in its entirety.
     Tabor's brief in response to the Company's motion offered no opposing argument to a rescission of the agreement and as a result the Court dismissed the action brought by the Company and Tabor's counterclaims. Subsequent to the dismissal 525,000 shares issued to and outstanding in the name of Tabor were cancelled.

ITEM 2. CHANGES IN SECURITIES.

     Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. On March 12, 1998 the Company sold 402,333 shares of its unregistered common stock for an aggregate price of $179,100. The sale was made in reliance on Section 4(2) of the Securities Act of 1933 as amended.

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

ITEM 5. OTHER INFORMATION.

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  The following exhibit is filed as part of this report:

     Exhibit 27.0   Financial Data Schedule

REPORTS ON FORM 8-K.     No reports on Form 8-K were filed by the
               registrant during the period covered by this report.
                           - Page 4 -

                        HANOVER GOLD COMPANY, INC.

                             TABLE OF CONTENTS

                                                             Page

Condensed Balance Sheets as of March 31, 1998
       and December 31, 1997                                F/S-2

Condensed Statements of Operations for the three months Ended
     March 31, 1998 and 1997, and for the period from inception
      (May 2, 1990) to March 31, 1998                       F/S-3

Condensed Statements of Changes in Stockholders' Equity
      for the period from inception (May 2, 1990)
      to March 31, 1998                                     F/S-4

Condensed Statements of Cash Flow for the three
       Months Ended March 31, 1998 and 1997, and for the period
       from inception (May 2, 1990) to March 31, 1998       F/S-6

Notes to Condensed Interim Financial Statements             F/S-8

Signatures                                                  F/S-9

 [The balance of this page has been intentionally left blank.]


                                   F/S-1
                           HANOVER GOLD COMPANY, INC.
                          CONDENSED BALANCE SHEET

                                  ASSETS

                                         March 31,1998       December 31,1997
                                         (Unaudited)         (Audited)
                                         -----------------   ----------------
Current assets:
 Cash                                       $   110,090       $   180,083
 Prepaid expenses and other current assets       70,024           102,699
                                            -----------       -----------
   Total current assets                         180,114           282,782
                                            -----------       -----------
Resource properties and claims:
 Exploration, engineering and site
   development                                2,390,258         2,390,258
 Mining properties                           13,946,259        14,794,986
                                            -----------       -----------
     Total resource properties and claims    16,336,517        17,185,244
                                            -----------       -----------
Property and equipment, at cost                 244,834           244,427

Less accumulated depreciation                   119,317           110,358
                                            -----------        ----------
 Net property and plant and equipment           125,517           134,069
                                            -----------      ------------
Other assets                                     23,994            23,994
                                            -----------      ------------
     Total assets                           $16,666,142      $ 17,626,089
                                            ===========       ===========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                      $         20,940     $      40,887
 Notes payable to shareholders                  320,160           320,405
 Accrued payroll & Payroll taxes                 19,863            58,803
 Other Accrued expenses                          75,285            74,008
 Current Portion of long-term debt               76,134            77,703
                                            -----------        ----------
     Total current liabilities                  512,382           571,806
Long-term debt, less current portion            114,755           148,515
                                            -----------        ----------
Total liabilities                             $ 627,137         $ 720,321
                                            -----------        ----------
Stockholders' equity:
 Preferred stock, $0.001 par value; shares authorized
   2,000,000, no shares outstanding                   -                 -
 Common Stock, $0.0001 par value, authorized
   48,000,000 shares; issued and outstanding
   29,745,352 and 29,428,348 shares
   respectively                                   2,975             2,943
 Additional paid-in capital                  24,190,502        24,604,172
 Deficit accumulated during the
   development stage                       ( 8,154,472)      ( 7,701,347)
                                       ----------------  ----------------
 Total Stockholders equity                   16,039,005        16,905,768
                                        ---------------   ---------------
   Total liabilities and stockholders'
     equity                                 $16,666,142      $ 17,626,089
                                             ==========        ==========

                                   F/S-2
                   HANOVER GOLD COMPANY, INC.
             CONDENSED STATEMENTS OF INCOME (LOSS)
                          (Unaudited)

                            Date of Inception    Quarter       Quarter
                            (May 2, 1990)        Ended         Ended
                            through March 31,98  March 31,98   March 31,97
                            -------------------  -----------   -----------
Revenue                      $    1,151,958       $      0      $       0
                               --------------    -----------    ----------
Operating expenses:
Cost of goods mined               1,987,483              0              0
Depreciation and amortization       135,723          8,959          4,769
Provision for bad debt              779,921              0              0
General and administrative
 expenses                         5,386,872        199,459        180,683
                             --------------    -----------    -----------
Total operating expenses          8,289,999        208,418        185,452
---------------------------------------------- -----------    -----------
Operating loss                  (7,138,041)      (208,418)      (185,452)

Other Income (expense):
Amortization of Guaranty Fee    (1,011,447)      (242,862)              0
Interest and other income
 (expense) net                       30,300        (1,845)          1,741
Gain (Loss) on disposition
 of assets                         (35,284)              0        (8,255)
                             --------------    -----------    -----------
Total other income (expense)    (1,016,431)      (244,707)        (6,514)
---------------------------------------------- -----------    -----------
Net loss                       $(8,154,472)     $(453,125)     $(191,966)
=====================        ================  ===========    ===========
Net loss per share                                 ($0.02)        ($0.01)

Weighted average common
shares outstanding               29,590,968    19,861,838
--------------------------------------

                                   F/S-3
                            HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1998

                                                                              Deficit
                                                                              Accumulated
                               Common Stock          Additional               During the
                               ----------------      Paid in     Subscription Development
                               Shares      Amount    Capital     Receivable   Stage       Total
--------------------------------------------------------------------------------------------------
Issuance of common stock for
 cash ($0.53 per share)          752,562   $    75 $  402,425   $       -     $       - $  402,500
Issuance of common stock for
 cash ($0.07 per share)           86,250         9      6,009           -             -      6,018
Cash contributed to capital            -         -      5,000           -             -      5,000
Net loss                               -         -          -           -     (141,114)  (141,114)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1990       838,812        84    413,434           -     (141,114)    272,404
Issuance of common stock to
 directors ($0.0001/share)       200,000        20          -           -             -         20
Issuance of common stock for
 claims and Engineering costs
 ($2.50 per share)               229,007        23    572,496           -             -    572,519
Issuance of common stock for
 cash ($0.06 per share)        2,957,506       296    166,374           -             -    166,670
Issuance of common stock for
 cash ($0.42 per share)          268,586        27    113,723           -             -    113,750
Exercise of stock purchase
 warrants ($0.60 per share)       74,400         7     44,633           -             -     44,640
Exercise of stock purchase
 warrants ($1.25 per share)      111,500        11    139,363           -             -    139,374
Cash contributed to capital            -         -     73,850           -             -     73,850
Net loss                               -         -          -           -     (179,866)  (179,866)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1991     4,679,811       468  1,523,873           -     (320,980)  1,203,361
Issuance of common stock for
 cash ($2.00 per share)          712,500        71  1,424,929           -             -  1,425,000
Issuance of common stock for
 cash ($0.18 per share)          218,537        22     39,978           -             -     40,000
Exercise of stock purchase
 warrants ($1.25 per share)       41,600         4     51,996           -             -     52,000
Net loss                               -         -          -           -     (314,878)  (314,878)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1992     5,652,448       565  3,040,776           -     (635,858)  2,405,483
Issuance of common stock for
 interest in mineral
 Property ($1.50 per share)      150,000        15    224,985           -             -    225,000
Issuance of common stock to
 officer ($0.01 per share)       127,165        13        737           -             -        750
Exercise of stock purchase
 warrants ($1.60 per share)    3,061,703       306  4,749,912   (649,360)             -  4,100,858
Net loss                               -         -          -           -     (256,769)  (256,769)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1993     8,991,316       899  8,016,410   (649,360)     (892,627)  6,475,322

                              HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1998
                                   (continued)

                                                                              Deficit
                                                                              Accumulated
                               Common Stock          Additional               During the
                               -----------------     Paid in     Subscription Development
                               Shares       Amount   Capital     Receivable   Stage         Total
--------------------------------------------------------------------------------------------------
Balance, December 31, 1993     8,991,316    $  899 $8,016,410   $(649,360)   $(892,627) $6,475,322
Exercise of stock purchase
 warrants ($1.60/share)        1,328,897       133  2,126,102           -             -  2,126,235
Cancellation of subscribed
 shares ($1.60 per share)      (250,000)      (25)  (399,975)     400,000             -          -
Cash contributed to capital            -         -     98,393           -             -     98,393
Net loss                               -         -          -           -   (1,362,954)(1,362,954)
--------------------------------------------------------------------------------------------------
Balance, Dec.31, 1994 (Restated)10,070,213  $1,007 $9,840,930  $(249,360)  $(2,255,581) $7,336,996
Issuance of common stock for
 cash ($0.35 per share)        2,142,856       214    749,786           -             -    750,000
Issuance of common stock for
 cash ($0.35 per share)          714,286        71    249,929           -             -    250,000
Issuance of common stock for
 cash ($1.00 per share)          200,000        20    199,980           -            -     200,000
Issuance of common stock in
 satisfaction of vendor
 obligations ($1.06 per share)    69,679         7     74,089           -             -     74,096
Issuance of common stock in
 satisfaction  of vendor
 obligations ($1.00 per share)   200,000        20    199,980           -             -    200,000
Issuance of common stock for
 cash ($1.00 per share)        1,000,000       100    999,900           -             -  1,000,000
Issuance of common stock
 to officer                      197,835        20          -           -             -         20
Issuance of common stock
 pursuant to Convertible debt  1,348,295       135    281,313           -             -    281,448
Cash received for
 subscribed shares                     -         -          -     249,360             -    249,360
Repurchase of previously issued
 shares ($1.60 per share)       (23,000)       (2)   (36,798)           -             -   (36,800)
Net loss                               -         -          -           -   (2,329,190)(2,329,190)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1995    15,920,164    $1,592$12,559,109  $        -  $(4,584,771) $7,975,930

 [The balance of this page has been intentionally left blank.]


                                            F/S -4


                              HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1998
                                   (continued)

                                                                              Deficit
                                                                              Accumulated
                               Common Stock          Additional               During the
                               -------------------   Paid in     Subscription Development
                               Shares       Amount   Capital     Receivable   Stage         Total
--------------------------------------------------------------------------------------------------
Balance, December 31, 1995    15,920,164    $1,592  $12,559,109  $       - $(4,584,771)  $7,975,930
Issuance of common stock for
 mineral property rights
 ($4.00 per share)                 5,000         1       19,999          -            -      20,000
Issuance of common stock for
 mineral property rights
 ($2.00 per share)               525,000        52    1,049,948          -            -   1,050,000
Issuance of common stock for
 mineral property rights
 ($1.56 per share)               250,000        25      389,975          -            -     390,000
Issuance of common stock for
  cash($0.50 per share)        2,142,858       214    1,071,215          -            -   1,071,429
Issuance of common stock for
   cash net of issuance costs
   of $70,000($1.25 per share) 1,000,000       100    1,179,900          -            -   1,180,000
Net loss                               -        -             -          -  (1,328,327) (1,328,327)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1996    19,843,022     1,984   16,270,146          -  (5,913,098)  10,359,032
Issuance of common stock for
 services rendered ($0.95/share)  43,421         5       41,245          -            -      41,250
Grant of option to director as
 compensation for loan
 guaranty (Note 2)                                    1,457,170          -            -   1,457,170
Deferred guaranty Fee, subject
 to grant exercise (Note 2)            -         -    (688,585)          -            -   (688,585)
Issuance of common stock
 for cash ($1.25 per share)    1,139,000       114    1,423,636          -            -   1,423,750
Issuance of common stock for
 acquisition of Easton-Pacific 7,000,000       700    4,725,700          -            -   4,726,400
Issuance of common stock
 for cash ($0.50 per share)      500,000        50      249,950          -            -     250,000
Issuance of common stock
 for cash ($1.25 per share)      900,000        90    1,124,910          -            -   1,125,000
Issuance of common stock for
 Mineral property rights           2,905         -            -          -            -           -
Net loss                               -         -            -          -  (1,333,597) (1,333,597)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1997    29,428,348     2,943   24,604,172          -  (7,701,347)  16,905,768

                                HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1998
                                   (continued)

                                                                              Deficit
                                                                              Accumulated
                               Common Stock          Additional               During the
                               --------------------  Paid in     Subscription Development
                               Shares      Amount    Capital     Receivable   Stage          Total
-----------------------------------------------------------------------------------------------------
Balance, December 31, 1997    29,428,348    $2,943  $24,604,172   $       -  $(7,701,347)  $16,905,768
Issuance of common stock for
 services rendered ($0.57/share)  78,671         8       44,992           -             -       45,000
Amortization of deferred guaranty
 fee, subject to grant exercise        -         -      242,862           -             -      242,862
Issuance of common stock
 for cash ($0.50 per share)      250,000        25      124,975           -             -      125,000
Issuance of common stock
 for cash ($0.45 per share)      363,333        36      163,464           -             -      163,500
Issuance of common stock
 for cash ($0.40 per share)      150,000        15       59,985           -             -       60,000
Cancellation of common stock
 issued for property rights
 ($2.00 per share)             (525,000)      (52)  (1,049,948)           -             -  (1,050,000)
Net loss                               -         -          -             -     (453,125)    (453,125)
------------------------------------------------------------------------------------------------------
Balance, March 31, 1998       29,745,352    $2,975  $24,190,502           -  $(8,154,472)  $16,039,005

     [The balance of this page has been intentionally left blank.]

                                 F/S-5
                              HANOVER GOLD COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                  Date of Inception  Three months Three months
                                  (May 2, 1990)      Ended        Ended
                                  through March31,98 March 31,98  March  31,1997
                                  ------------------ ------------ --------------
Operating activities:
 Net loss                             $ (8,154,472)  $ (453,125)   $ (191,966)
Adjustments to reconcile net loss to net
 cash used in operating activities:
 Loss on sale of equipment                   36,505            -         8,255
 Depreciation and depletion                 135,723        8,959         4,769
 Common stock issued for
  public relations fees                     200,000            -             -
 Amortization of deferred guaranty fee    1,011,447      242,862             -
 Common stock issued to officers
  and directors                              86,290       45,000        41,250
 Write-off of note receivable               779,921            -             -
Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory        -            -             -
 (Increase) decrease in prepaid expenses   (42,439)       32,675        24,837
 (Increase) decrease in other assets       (23,994)            -             -
 Increase (decrease) in accounts payable     92,076     (20,192)      (49,820)
 Increase (decrease) in accrued expenses    140,235     (37,663)      (50,939)
 ---------------------------------------  ---------    ---------      --------
Net cash used in operating activities   (5,738,708)    (181,484)     (213,614)
--------------------------------------  ------------   ---------      --------
Investing activities:
 Proceeds from sale of equipment             27,576            -             -
 Repayment (Advances) under
  notes receivable                      (1,089,219)             -            -
Purchase of furniture and equipment       (359,720)        (407)      (10,401)
 Additions to mineral properties        (9,534,087)    (201,273)     (235,528)
 ----------------------------------- --------------    ---------     ---------
Net cash used in investing activities  (10,955,450)    (201,680)     (245,929)
------------------------------------ ---------------   ---------      --------
Financing activities:
 Borrowings under note payable
  to shareholder                             73,405            -             -
 Proceeds from sale of common stock      16,216,475      348,500             -
 Proceeds from issuance
  of convertible debt                       215,170            -             -
 Proceeds from issuance of long term debt    45,000            -             -
 Repayment of long-term debt              (135,605)     (35,329)             -
 Collection of subscription receivable      249,360            -             -
 Repurchase and retirement of common stock (36,800)            -             -
 Deposits on common stock                         -            -     1,298,750
 Capital contributions                      177,243            -             -
 ------------------------------------- ------------     --------     ---------
Net cash provided by financing
 activities                              16,804,248      313,171     1,298,750
-------------------------------------- -------------    --------     ---------
Net increase (decrease) in cash             110,090     (69,993)       839,207
Cash and cash equivalent, beginning
 of period                                        -      180,083        96,353
-------------------------------------- -------------   ---------     ---------
Cash and cash equivalent, end of period   $ 110,090    $ 110,090     $ 935,560
====================================== =============   =========     =========


                                     F/S-6

                          HANOVER GOLD COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                  (continued)

                                 Date of Inception   Three months  Three months
                                 (May 2, 1990)       Ended         Ended
                                 through March 31,98 March 31,1998 March 31,1997
                                 ------------------- ------------- -------------
Supplemental disclosure of
 cash flow information:
 Cash paid during the year for:
   Interest                                $ 67,049      $ 7,936        $3,623
   Income taxes                                   -            -             -

Supplemental schedule of non-cash
 investing and financing activities
   Mineral property rights acquired
      in exchange for:
      Issuance of common stock         $ 1,460,000     $        -  $        -
      Issuance of long-term debt           263,946              -           -
      Notes receivables                    309,298              -           -
Fixed assets                                66,177              -           -

   Mineral rights relinquished upon
      cancellation of shares issued    (1,050,000)    (1,050,000)           -

   Issuance of shares of common stock
      in satisfaction of vendor
      obligations                           74,096              -           -

   Conversion of notes payable and
      accrued interest to
      Common stock                        $281,448     $        -  $       -

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

1. Nature of business:

  The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 1998, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:

  In March 1997, the Company issued a three-year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and will be amortized to expense over the guaranty period. The amount of expense recorded in the first three months of 1998 totaled $242,862.

 On April 30, 1997, Hanover entered into a reorganization agreement with Easton-Pacific & Riverside Mining Company to acquire all of the issued and outstanding shares of the capital stock of Easton-Pacific & Riverside Mining Company in exchange for 7,000,000 shares of common stock of Hanover, which was followed by
the  merger  of  Easton-Pacific & Riverside Mining Company into  Hanover.   The
transaction became effective September 1997. The fair value of the issued shares of Hanover reflected the quoted price for the common stock as of the date of the shareholder approval, discounted to reflect lock-up periods and trading volume. The acquisition of Easton-Pacific & Riverside Mining Company was accounted for as a purchase, with total cost determined at $4,787,000, which represented the fair value of the shares of common stock of Hanover plus direct acquisition costs of $60,612.

         [The balance of this page has been intentionally left blank.]


                                     F/S-8

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANOVER GOLD COMPANY, INC.

                                        By:  /s/ James A. Fish
                                             ------------------
                                             James A. Fish, its
                                             President
                                             Date: May 14, 1998


                                        By:  /s/ Wayne Schoonmaker
                                             -------------------
                                             Wayne Schoonmaker, its
                                             Principal Accounting Officer
                                             Date: May 14, 1998





                                     F/S-9