Form 10-Q
period 1998-06-30
HANOVER GOLD COMPANY INC
filed 1998-08-06
CIK 778165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1998
                               OR
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

          HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JUNE 30, 1998


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

The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1998.

Six months Ended June 30, 1998 Compared to six months Ended June 30, 1997.

During the six months ended June 30, 1998, the Company generated no revenue. General and administrative expenses decreased to $380,098 for the six-month period ended June 30, 1998 as compared to $415,224 for the six-month period ended June 30, 1997. The decrease is principally attributed to reduction in consulting / accounting fees and insurance costs partially offset by increased permit, lease, and payroll costs. For the six months ended June 30, 1998, the Company experienced a loss of $895,871, or $0.12 per share, compared to a loss of $686,057, or approximately $0.14 per share, during the comparable period in the previous year. Included in the 1998 loss was a $485,724 charge representing amortization of the value of options granted for a guaranty of future company obligations. The comparable charge in the first six months of 1997 was $242,862.

Second Quarter 1998

During the second quarter 1998, the company's loss amounted to $442,746; approximately 57% of which resulted from a charge for depreciation of $9,125 and amortization charge of $242,862 as noted in the above paragraph.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At June 30, 1998, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. At June 30, 1998, those rental and royalty obligations payable in the remainder of 1998 totaled approximately $ 679,000. The Company assumed a further obligation to pay $36,000 in 1998 to the landowners of certain claims acquired by the Company through the Easton-Pacific & Riverside Mining merger September 1997.

Due to the foregoing conditions, the Company's independent certified public accountants included a paragraph in the Company's 1997 financial statements relative to a going concern uncertainty. To finance its rental and royalty obligations and add to working capital the Company sold 2 million of its common shares in a public offering pursuant to a registration statement filed effective with the Securities and Exchange Commission August 15, 1997. The Company sold an additional 2,476,392 shares in a private placement of its common stock (619,098 shares post recapitalization) between March 12, 1998 and May 16,1998.

                                    -1-
As previously reported the shares offered to the public were sold at between $1.25/share and $0.40/share (pre recapitalization). The shares of restricted stock were sold to affiliates of the Company and members of the Degerstrom group at $0.40/share (39,000 shares pre recapitalization; 9,750 shares at $1.60 per share post recapitalization), $0.45/share (363,333 shares pre recapitalization; 90,834 shares at $1.80 per share post recapitalization), and $0.53/share (874,056 shares pre recapitalization; 218,514 at $2.12 per share post recapitalization). 800,000 additional shares of common stock were sold to members of the Degerstrom group for $1.00/share post recapitalization. The declining prices at which the Company has been able to sell its shares has corresponded with the decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market during the period the shares were offered for sale. Market prices for the Company's stock declined from $1.25 per share at May 6, 1997 ($5.00 post recapitalization) to $0.5625 per share (post recapitalization) at August 3, 1998, largely as a consequence of the significant drop in world gold prices.

As was previously reported, Nasdaq implemented new criteria requiring all Nasdaq SmallCap Market listed stocks to maintain a $1.00 bid price for their shares. As a result of the implementation the Company was notified by Nasdaq, February 27, 1998, that it was not in compliance with the new minimum bid price requirement and that the Company had 90 days in which to regain compliance or be issued a delisting letter. On March 12, 1998, the Board of Directors adopted a plan of recapitalization to split the Company's common stock, one for four, to allow the trading price of the stock to increase in value to a level at or above that required for the Company to maintain its Nasdaq listing. The plan was approved by the shareholders of the Company May 5, at the duly convened 1998 annual meeting of shareholders. Of the 25,381,877 shares that voted in person or by proxy, 19,176,286 voted in favor of the plan. Although the Company has been notified by Nasdaq that it is deemed to be in compliance with the bid price requirement, no assurance can be given that the Company will remain compliant. The highest bid price for the Company's stock post recapitalization was $1.6875 at May 21, 1998 and the lowest bid price was $
0.5625 at August 3, 1998. Should the Company be delisted it will be extremely difficult for it to achieve the requirements necessary for readmittance onto the Nasdaq SmallCap market and the Company may lose the support of many of its broker-dealers. A delisting could have a significant impact on the Company's ability to raise funds for working capital and to meet landowner-lessor payments.

The Company expects to meet its 1998 obligations using existing funds, funds from the sale of its common stock, and funds available under the guaranty given by Neal A. Degerstrom. As previously reported $1,125,000 has been paid under the guaranty to satisfy landowner obligations. Due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner the Company can give no assurance that it will be able to finance its obligations post 1998. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $ 8,597,218 from its inception through June 30, 1998. Unless the Company is able to negotiate a joint venture or other agreement with a major mining company for the continued exploration and development of the Virginia City Mining properties, it may continue to experience a shortage of working capital.

The Company's inability to advance its properties to the commercial production stage is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995 and the Company's lack of success through 1995 in consolidating the various claims and interests in the area. As previously reported, the Company completed the consolidation of the greater Virginia City Mining District in September 1997 when it acquired the Easton-Pacific and Riverside Mining Company ("EPR&M") claims through its merger with EPR&M. In April of 1998 pursuant to a stipulation of dismissal by the parties, the United States Court for the Eastern District of the State of Washington effectively rescinded the Company's purchase agreement with Tabor Resources, the result of which terminated all of the Company's rights in the Tabor claims. Primarily because of their location in the district the Company does not believe that the loss of the Tabor claims will impair the Company's ability to negotiate a joint venture or other economic arrangement to explore and develop the Company's properties. Although the Company has been able to conduct exploration and limited development activities on its properties, primarily as the result of its former arrangement with Kennecott and, to a lesser extent, as the result of exploration and evaluation work it performed itself in 1995, 1996 and 1997, significant additional work must be undertaken to determine whether the properties will support commercial mining operations. The Company is presently conducting exploration drilling at certain targets identified as a result of having completed an airborne geophysical survey of the Virginia City district in 1997. N. A. Degerstrom Inc., owned and operated by Neal A. Degerstrom, an affiliate of the Company, was awarded the drilling contract, in part due to a willingness to take shares of the Company's common stock for one half the cost of the contract. The shares will be valued based on the average monthly closing market price of the stock for the month for which the Company is billed. To accelerate the drilling program, the Company intends to engage an independent drilling contractor to provide an additional drill. At June 30, 1998, Hanover had a net deferred tax asset of approximately $2,523,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.
                                    -2-
The Company continues to receive expressions of interest from North American mining companies regarding a joint venture or other economic arrangement to explore and develop the properties, but as yet has been unable to conclude such an arrangement. Management believes that such an arrangement can only be made if the price for gold increases substantially and arrangements can be made to significantly reduce or defer landowner payments. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $278.15/oz January 12, 1998. At July 10, 1998 the price of gold was $290.60/oz. An initiative, I-137, has been introduced in the state of Montana which, if passed, will prevent companies not already using cyanide in their operations from using the chemical in open pit mining.. The initiative will be placed on the state's November ballot. If the initiative should pass management believes it will be extremely difficult to negotiate any kind of an agreement with a mining company to participate in the exploration and development of its properties.

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

Cash flows for the six months ended June 30, 1998 were as follows: During the six months ended June 30, 1998, the Company's cash position decreased $ 23,000, to $ 157,000. During the six-month period, the Company used $ 391,000 in operating activities, primarily as a result of the reported $ 895,871 net loss. Investing activities used $ 692,000, due to that amount in expenditures related to the Company's mineral properties. During the period, the Company received $ 1,111,450 from the sale of 709,347 common shares (post recapitalization).

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None

As previously reported the US District Court for the Eastern District of Washington in effect rescinded the Tabor Asset Purchase Agreement by dismissing the Company's action against Tabor for breach of contract and injunctive relief and by dismissing Tabor's counter claims against the Company. Subsequently the Company cancelled all the shares of its common stock issued and outstanding in the name of Tabor.

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. Between March 12, 1998 and May 16, 1998 the Company sold 363,333 shares of its common stock for $0.45/share, 39,000 shares of its common stock for $0.40/share, and 874,056 shares for $0.53/share pre recapitalization (post recapitalization 90,834 shares for $1.80/share, 9,750 shares for $1.60/share, and 218,514 shares for $2.12/share). On May 26, 1998 the Company sold 300,000 shares of its common stock for $1.00/share post recapitalization. The sales were made to members of the Degerstrom Group and other affiliate of the Company in reliance on Section 4(2) of the Securities Act of 1933 as amended.
                                    -3-
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At their annual meeting held May 5, 1998 the shareholders of the Company approved a plan of recapitalization pursuant to which each issued and outstanding share of common stock of the Company would be exchanged automatically, and without any further action on the part of the holder, in a tax free exchange, for one-fourth share of common stock. Holders of fractional shares were to receive one whole share for their fractional interest. The holders of 19,176,286 shares of common stock voted for the plan, while the holders of 6,190,475 shares voted against the plan and 15,116 abstained from voting. At the same annual meeting the shareholders approved an amendment to the Company's 1995 Stock Plan removing limitations on the aggregate number of options that can be granted to directors and on the number of options that can be granted to any one individual. Holders of 20,288,944 shares voted in favor of the amendment while holders of 5,007,533 shares voted against the amendment and holders of 85,400 shares abstained from voting. The shareholders elected Neal A. Degerstrom, James
A. Fish, Laurence Steinbaum, Tim Babcock, Robinson Bosworth III, and Karl
E. Elers to continue as directors until the next annual meeting of shareholders or until their successors are elected and qualified. Votes cast for and against the director nominees are as follows: Mr. Degerstrom - 23,759,759 for and 1,398,923 withheld; Mr. Fish - 20,943,587 for and
4,215,095 withheld; Mr. Steinbaum - 21,024,152 for and 4,134,530 withheld; Mr. Babcock - 23,786,426 for and 1,372,256 withheld; Mr. Bosworth - 23,762,259 for and 1,396,423 withheld; Mr. Elers - 24,287,082 for and
871,600 withheld. The shareholders also voted to appoint BDO Seidman, LLP to act as the Company's auditors for the year ending December 31, 1998. Holders of 21,952,345 shares of common stock voted in favor of the appointment, while holders of 3,014,512 shares voted against the appointment, and 415,020 shares abstained from voting.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.  The following exhibit is filed as part of this report:

     Exhibit 10.17  Degerstrom Drilling Proposal.

     Exhibit 27.0   Financial Data Schedule


REPORTS ON FORM 8-K.     A report on Form 8-K disclosing the shareholder's
               approval of a plan of recapitalization to split the Company's common stock one for four was filed by the registrant on May 7, 1998.


       [The balance of this page has been intentionally left blank.]
                                    -4-

                   HANOVER GOLD COMPANY, INC.

                       TABLE OF CONTENTS

                                                             Page
                                                            -----
Condensed Balance Sheets as of June 30, 1998
  and December 31, 1997                                     F/S-2

Condensed Statements of Operations for the six months Ended
 June 30, 1998 and 1997, and for the period from inception
 (May 2, 1990) to June 30, 1998                             F/S-3

Condensed Statements of Changes in Stockholders' Equity
  for the period from inception (May 2, 1990)
  to June 30, 1998                                          F/S-4

Condensed Statements of Cash Flow for the six Months Ended
  June 30, 1998 and for the period from inception
  (May 2, 1990) to June 30, 1998                            F/S-6

Notes to Condensed Interim Financial Statements             F/S-8

Signatures                                                  F/S-9





 [The balance of this page has been intentionally left blank.]




                              F/S-1

                   HANOVER GOLD COMPANY, INC.
                    CONDENSED BALANCE SHEET

                             ASSETS
                                            June 30, 1998  December 31,1997
                                            (Unaudited)    (Restated-Note 2)
                                            ------------   ------------
Current assets:
 Cash                                        $   157,252    $   180,083
 Prepaid expenses and other current assets        33,082        102,699
                                               ---------     ----------
   Total current assets                          190,334        282,782
                                               ---------     ----------
Resource properties and claims:
 Exploration, engineering and site
   development                                 2,390,258      2,390,258
 Mining properties                            14,433,659     14,794,986
                                              ----------     ----------
     Total resource properties and claims     16,823,917     17,185,244
                                              ----------     ----------
Property and equipment, at cost                  248,142        244,427

Less accumulated depreciation                    128,441        110,358
                                                 -------     ----------
 Net property and plant and equipment            119,701        134,069
                                                 -------     ----------
Other assets                                      23,994         23,994
                                              ----------     ----------
     Total assets                            $17,157,946   $ 17,626,089
                                              ==========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                       $         11,603  $      40,887
 Notes payable to shareholders                   320,160        320,405
 Accrued payroll & Payroll taxes                  18,376         58,803
 Other Accrued expenses                           30,176         74,008
 Current Portion of long-term debt                74,565         77,703
                                                --------       --------
     Total current liabilities                   454,880        571,806
Long-term debt, less current portion             100,996        148,515
                                               ---------      ---------
Total liabilities                              $ 555,876      $ 720,321
                                             -----------      ---------

Stockholders' equity:
 Preferred stock, $0.001 par value;
   shares authorized 2,000,000,
   no shares outstanding                               -              -
 Common Stock, $0.0001 par value, authorized
   48,000,000 shares; issued and outstanding
   7,954,965 and 7,357,087 shares respectively       795            736
 Additional paid-in capital                   25,198,493     24,606,379
 Deficit accumulated during the
   development stage                         (8,597,218)    (7,701,347)
                                            ------------    -----------
 Total Stockholders equity                    16,602,070     16,905,768
                                            ------------     ----------
   Total liabilities and
    stockholders' equity                     $17,157,946   $ 17,626,089
                                             ============   ===========

                                      F/S-2

                           HANOVER GOLD COMPANY, INC.
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                              Date of Inception   Quarter      Six months  Quarter      Six months
                              (May 2, 1990)       Ended        Ended       Ended        Ended
                              through June 30,98  June 30,1998 June 30,98  June 30,97   June 30, 1997
                              ----------------   -----------  -----------  ----------  -----------
Revenue                       $    1,151,958       $     0     $      0     $     0     $       0
OPERATING EXPENSES:
Cost of goods mined                1,987,483             0            0           0             0
Depreciation and amortization        144,848         9,125       18,084       7,842        12,611
Provision for bad debt               779,921             0            0           0             0
General and administrative
 expenses                          5,567,511       180,639      380,098     242,629       415,224
                                   ---------       -------    ---------   ---------     ---------
Total operating expenses           8,479,763       189,764    (398,182)   (250,471)     (427,835)
------------------------         -----------     ---------    ---------   ---------     ---------
OPERATING LOSS                   (7,327,805)     (189,764)    (485,724)   (242,862)     (242,862)

OTHER INCOME (EXPENSE):
Amortization of Guaranty Fee     (1,254,309)     (242,862)    (485,724)   (242,862)     (242,862)
Interest and other
 (expense) net                        20,180      (10,120)     (11,965)       3,435       (2,912)
Gain (Loss) on disposition
 of assets                          (35,284)             0             0     (4,193)     (12,448)
                                ------------   -----------  -----------  ----------    ----------

Total other income (expense)     (1,269,413)     (252,982)    (497,689)   (243,620)     (258,222)
----------------------------    ------------   -----------  -----------  ----------    ----------
Net loss                        ($8,154,472)     (442,746)   ($895,871)  ($494,091)    ($686,057)
=====================           ============   ===========  ===========  ==========    ==========
Net loss per share <F1>                            ($0.06)      ($0.12)     ($0.10)       ($0.14)

Weighted average common
shares outstanding <F1>                          7,470,595    7,434,358   4,971,611     4,968,552
____________________

<F1> Restated - Note 2

                             F/S-3

                           HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through June 30, 1998
                                Restated - Note 2

                                                                                       Deficit
                                                                                       Accumulated
                                              Common Stock    Additional               During the
                                              --------------  Paid in    Subscription  Development
                                              Shares  Amount  Capital    Receivable    Stage        Total
                                              ------- ------  ---------  -----------   -----------  ------
Issuance of common stock
 for cash ($2.12 per share)                   188,141  $ 19  $ 402,481   $       -     $      -      $402,500
Issuance of common stock for
 cash ($0.28 per share)                        21,562     2      6,016           -            -         6,018
Cash contributed to capital                         -     -      5,000           -            -         5,000
Net loss                                            -     -          -           -     (141,114)     (141,114)
-----------------------------                --------  -----   --------    -------     ---------     ---------
BALANCE, December 31, 1990                    209,703    21    413,497           -     (141,114)      272,404
Issuance of common stock to
 directors ($0.0004/share)                     50,000     5         15           -             -           20
Issuance of common stock for claims and
 Engineering costs ($10.00 per share)          57,252     6    572,513           -             -      572,519
Issuance of common stock for
 cash ($0.24 per share)                       739,377    74    166,596           -             -      166,670
Issuance of common stock for
 cash ($1.68 per share)                        67,146     6    113,744           -             -      113,750
Exercise of stock purchase
 warrants ($2.40 per share)                    18,600     2     44,638           -             -       44,640
Exercise of stock purchase
 warrants ($5.00 per share)                    27,875     3    139,371           -             -      139,374
Cash contributed to capital                         -     -      73,850          -             -       73,850
Net loss                                            -     -           -          -      (179,866)    (179,866)
----------------------------                ---------  ----   ---------      ------     ---------    ---------
BALANCE, December 31, 1991                  1,169,953   117   1,524,224          -      (320,980)    1,203,361
Issuance of common stock for
 cash ($8.00 per share)                       178,125    18   1,424,982          -             -     1,425,000
Issuance of common stock for
 cash ($0.72 per share)                        54,634     5      39,995          -             -        40,000
Exercise of stock purchase
 warrants ($5.00 per share)                    10,400     1      51,999          -             -        52,000
Net loss                                            -     -           -          -      (314,878)    (314,878)
----------------------------                ---------  ----   ---------       -----     ---------    ---------
BALANCE, December 31, 1992                  1,413,112   141   3,041,200          -      (635,858)    2,405,483
Issuance of common stock for interest
 in mineral Property ($6.00 per share)         37,500     4     224,996          -              -      225,000
Issuance of common stock to
 officer ($0.04 per share)                     31,791     3         747          -              -          750
Exercise of stock purchase
 warrants ($6.40 per share)                   765,426    77   4,750,141   (649,360)             -    4,100,858
Net loss                                            -     -           -          -      (256,769)    (256,769)
----------------------------                ---------  ----  ----------   ---------     ---------   ----------
BALANCE, December 31, 1993                  2,247,329   225   8,017,084   (649,360)     (892,627)    6,475,322
Exercise of stock purchase
 warrants ($6.40/share)                       332,224    33   2,126,202           -             -    2,126,235
Cancellation of subscribed shares
 ($6.40 per share)                           (62,500)    (6)   (399,994)    400,000             -            -
Cash contributed to capital                         -     -      98,393           -             -       98,393
Net loss                                            -     -           -           -   (1,362,954)   (1,362,954)
----------------------------                ---------  ----  ----------  ----------    -----------  -----------
BALANCE, December 31, 1994 (Restated)       2,517,553  $252  $9,841,685  $(249,360)   $(2,255,581)  $7,336,996
Issuance of common stock for
 cash ($1.40 per share)                       535,714    53     749,947           -              -     750,000
Issuance of common stock for
 cash ($1.40 per share)                       178,571    18     249,982           -              -     250,000
Issuance of common stock for
 cash ($4.00 per share)                        50,000     5     199,995           -              -     200,000
Issuance of common stock in satisfaction
 of vendor obligations ($4.24 per share)       17,420     2      74,094           -              -      74,096
Issuance of common stock in satisfaction
 of vendor obligations ($4.00 per share)       50,000     5     199,995           -              -     200,000
Issuance of common stock for
 cash ($4.00 per share)                       250,000    25     999,975           -              -   1,000,000
Issuance of common stock to officer            49,459     5          15           -              -          20
Issuance of common stock pursuant to
 Convertible debt                             337,074    34     281,414           -              -     281,448
Cash received for subscribed shares                 -     -           -     249,360              -     249,360
Repurchase of previously issued
 shares ($6.40 per share)                     (5,750)    (1)    (36,799)          -              -     (36,800)
Net loss                                            -     -           -           -    (2,329,190)  (2,329,190)
-----------------------------              ---------- ----- -----------    --------  -------------  -----------
BALANCE, December 31, 1995                  3,980,041  $398 $12,560,303    $      -   $(4,584,771)  $7,975,930

                                      F/S-4
                           HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1998
                          RESTATED - NOTE 2 (CONTINUED)

                                                                                        Deficit
                                                                                        Accumulated
                                              Common Stock      Additional              During the
                                              --------------    Paid in    Subscription Development
                                              Shares  Amount    Capital    Receivable   Stage        Total
-----------------------------                 ------  ------    ---------  ------------ ------------ -----------
BALANCE, December 31, 1995                  3,980,041  $398    $12,560,303  $       -   $(4,584,771)  $7,975,930
Issuance of common stock for mineral
 property rights ($16.00 per share)             1,250     -         20,000          -             -       20,000
Issuance of common stock for mineral
 property rights ($8.00 per share)            131,250    13      1,049,987          -             -    1,050,000
Issuance of common stock for mineral
  property rights ($6.24 per share)            62,500     6        389,994          -             -      390,000
Issuance of common stock for cash
  ($2.00 per share)                           535,715    54      1,071,375          -             -    1,071,429
Issuance of common stock for cash net of
  issuance costs of $70,000 ($5.00 per share) 250,000    25      1,179,975          -             -    1,180,000
Net loss                                            -     -              -          -    (1,328,327)  (1,328,327)
----------------------------                ---------  ----     ----------    --------  ------------  ----------
BALANCE, December 31, 1996                  4,960,756   496     16,271,634          -    (5,913,098)  10,359,032
Issuance of common stock for services
 rendered ($3.80 per share)                    10,855     1         41,249          -             -       41,250
Grant of option to director as compensation
 for loan guaranty (Note 2)                                      1,457,170          -             -    1,457,170
Deferred guaranty Fee, subject to grant
 exercise (Note 2)                                  -     -      (688,585)          -             -     (688,585)
Issuance of common stock
 for cash ($5.00 per share)                   284,750    28      1,423,722          -             -    1,423,750
Issuance of common stock
 for acquisition of Easton-Pacific          1,750,000   175      4,726,225          -             -    4,726,400
Issuance of common stock
 for cash ($2.00 per share)                   125,000    13        249,989          -             -      250,000
Issuance of common stock
 for cash ($5.00 per share)                   225,000    23      1,124,977          -             -    1,125,000
Issuance of common stock for
 Mineral property rights                          726     -              -          -             -            -
Net loss                                            -     -              -          -    (1,333,597)  (1,333,597)
------------------------------              ---------  ----     ----------     ------   ------------  -----------
BALANCE, December 31, 1997                  7,357,087   736     24,606,379          -    (7,701,347)  16,905,768
Issuance of common stock for services
 rendered ($2.28 per share)                    19,668     2         44,998          -             -       45,000
Amortization of deferred guaranty
 fee, subject to grant exercise                     -     -        485,724          -             -      485,724
Issuance of common stock
 for cash ($2.00 per share)                    65,000     6        129,993          -             -      130,000
Issuance of common stock
 for cash ($1.80 per share)                    90,833     9        163,491          -             -      163,500
Issuance of common stock
 for cash ($1.60 per share)                    37,500     4         59,996          -             -       60,000
Cancellation of common stock
 issued for property rights
 ($8.00 per share)                          (131,250)   (13)   (1,049,987)          -             -   (1,050,000)
Issuance of common stock
 for cash ($2.12 per share)                   216,014    21        457,929          -             -      457,950
Issuance of common stock
 for cash ($1.00 per share)                   300,000    30        299,970          -             -      300,000
Fractional shares issued in
 recapitalization                                 113     -              -          -             -            -
Net loss                                            -     -              -          -      (895,871)    (895,871)
------------------------------             ----------  ----    -----------   --------   ------------  -----------
BALANCE, June 30, 1998                      7,954,965  $795    $25,198,494          -   $(8,597,218)  $16,602,071

                                 F/S-5
                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                   Date of Inception     Six months    Six months
                                   (May 2, 1990)         Ended         Ended
                                   through June 30, 1998 June 30, 1998 June 30, 1997
                                   --------------------- ------------- ------------
Operating activities:
 Net loss                               $ (8,597,218)      $ (895,871)  $ (686,057)
Adjustments to reconcile net
 loss to net cash
 used in operating activities:
 Loss on sale of equipment                    36,505                -       12,448
 Depreciation and depletion                  144,848           18,084       12,611
 Common stock issued for
  public relations fees                      200,000                -            -
 Amortization of deferred guaranty fee     1,254,309          485,724      242,862
 Common stock issued to officers
  and directors                               86,290           45,000       41,250
 Write-off of note receivable                779,921                -            -
Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory         -                -            -
 (Increase) decrease in prepaid expenses     (5,497)           69,617       45,044
 (Increase) decrease in other assets        (23,994)                -            -
 Increase (decrease) in accounts payable      82,984         (29,284)      (69,895)
 Increase (decrease) in accrued expenses      93,637         (84,261)      (41,870)
---------------------------------------    ---------        ---------      --------
Net cash used in operating activities    (5,948,215)        (390,991)     (443,607)
---------------------------------------    ----------       ---------      --------
Investing activities:
 Proceeds from sale of equipment              27,576                -          300
 Repayment (Advances) under notes
  receivable                             (1,089,219)                -            -
 Purchase of furniture and equipment       (363,028)          (3,715)      (27,898)
 Additions to mineral properties        (10,021,487)        (688,673)     (889,782)
---------------------------------------   ----------        ---------      --------
Net cash used in investing activities   (11,446,158)        (692,388)     (917,380)
---------------------------------------  -----------        ---------      --------
Financing activities:
 Borrowings under note
  payable to shareholder                     73,160             (245)            -
 Proceeds from sale of common stock      16,979,425        1,111,450             -
 Proceeds from issuance of
  convertible debt                          215,170                -             -
 Proceeds from issuance of long term debt    45,000                -             -
 Repayment of long-term debt               (150,933)         (50,657)      (20,592)
 Collection of subscription receivable       249,360               -             -
 Repurchase and retirement of common stock  (36,800)               -             -
 Deposits on common stock                          -               -     1,423,750
 Capital contributions                       177,243               -             -
--------------------------------------- ------------      ----------     ---------
Net cash provided by financing activities 17,551,625       1,060,548     1,403,158
--------------------------------------- ------------      ----------     ---------
Net increase (decrease) in cash              157,252         (22,831)       42,171
Cash and cash equivalent, beginning
 of period                                         -         180,083        96,353
--------------------------------------- -------------     ----------     ---------
Cash and cash equivalent, end of period   $  157,252      $  157,252    $  138,524
======================================= ============     ===========     =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                 $ 78,183        $ 19,070       $ 8,088
   Income taxes                                    -               -             -

                                      F/S-6

                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                   (continued)

                                         Date of Inception     Six months    Six months
                                         (May 2, 1990)through  Ended         Ended
                                         June 30,1998          June 30,1998  June 30,1997
                                         --------------------  ------------  ------------
Supplemental schedule of
 non-cash investing and
 Financing activities
   Mineral property rights acquired
      in exchange for:
      Issuance of common stock           $ 1,460,000          $       -     $        -
      Issuance of long-term debt             263,946                  -              -
      Notes receivables                      309,298                  -              -
Fixed assets                                  66,177                  -              -

   Mineral rights relinquished upon
      cancellation of shares issued      (1,050,000)        (1,050,000)              -

   Issuance of shares of common stock in
      satisfaction of vendor obligations      74,096                 -               -

   Conversion of notes payable and accrued
      interest to Common stock              $281,448         $      -       $        -








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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

1. Nature of business:

 The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at June 30, 1998, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:

 In March 1997, the Company issued a three-year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998.
The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and will be amortized to expense
over the guaranty period.   The amount of expense recorded in the first
six months of 1998 totaled $485,724.

 On April 30, 1997, Hanover entered into a reorganization agreement with Easton-Pacific & Riverside Mining Company to acquire all of the issued and outstanding shares of the capital stock of Easton-Pacific & Riverside Mining Company in exchange for 7,000,000 shares of common stock of Hanover, which was followed by the merger of Easton-Pacific & Riverside Mining Company into Hanover. The transaction became effective September, 1997. The fair value of the issued shares of Hanover reflected the quoted price for the common stock as of the date of the shareholder approval, discounted to reflect lock-up periods and trading volume. The acquisition of Easton-Pacific & Riverside Mining Company was accounted for as a purchase, with total cost determined at $4,787,000, which represented the fair value of the shares of common stock of Hanover plus direct acquisition costs of $60,612.

 On May 5, 1998 the shareholders of the Company approved a Plan of Recapitalization to reduce the number of issued and outstanding shares of the Company's common stock on the basis of one-fourth share for each share of common stock (a 1-for-4 reverse stock split). As a result of this action, the financial statements for prior periods have been restated to reflect the reduced number of shares.





                                 F/S-8





                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HANOVER GOLD COMPANY, INC.

                                        By:  /s/ James A. Fish
                                        ------------------------------
                                             James A. Fish, its
                                             President
                                             Date: August 6, 1998


                                        By:  /s/ Wayne Schoonmaker
                                        -------------------------------
                                             Wayne Schoonmaker, its
                                             Principal Accounting Officer
                                             Date: August 6, 1998








                                 F/S-9