Form 10-Q
period 1998-09-30
HANOVER GOLD COMPANY INC
filed 1998-11-12
CIK 778165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998
                               OR
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

                      15102 E. Indiana Ave.
                    Spokane, Washington 99216
            (Address of principal executive offices)

 Registrant's telephone number, including area code: (509) 891-8817




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




          HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                    ENDED SEPTEMBER 30, 1998


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

     Item 4:Submission of Matters to a Vote of Security Holders 4

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

The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998.

Nine months Ended September 30, 1998 compared to nine months Ended September 30, 1997.

During the nine months ended September 30, 1998, the Company generated no revenue. General and administrative expenses decreased to $583,402 for the nine months period ended September 30, 1998 as compared to $819,537 for the nine months period ended September 30, 1997. The decrease is principally attributed to reduction in consulting / accounting fees and insurance costs partially offset by increased permit, lease, and payroll costs. For the nine months ended September 30, 1998, the Company experienced a loss of $1,349,006, or $0.18 per share, compared to a loss of $1,333,597, or approximately $0.27 per share, during the comparable period in the previous year. Included in the 1998 loss was a $688,585 charge representing amortization of the value of options granted for a guaranty of future company obligations. The comparable charge in the first nine months of 1997 was $485,724.

Third Quarter 1998

During the third quarter 1998, the company's loss amounted to $453,135; approximately 47% of which resulted from a charge for depreciation of $9,041 and amortization charge of $202,861 as noted in the above paragraph.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At September 30, 1998, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. At September 30, 1998, those rental and royalty obligations payable in the remainder of 1998 totaled approximately $ 771,800. The Company assumed a further obligation to pay $36,000 in 1998 to the landowners of certain claims acquired by the Company through the Easton-Pacific & Riverside Mining merger September 1997.

Due to the foregoing conditions, the Company's independent certified public accountants included a paragraph in the Company's 1997 financial statements relative to a going concern uncertainty. To finance its rental and royalty obligations and add to working capital the Company sold 2 million of its common shares in a public offering pursuant to a registration statement filed effective with the Securities and Exchange Commission August 15, 1997. The Company sold an additional 2,476,392 shares in a private placement of its common stock (619,098 shares post recapitalization) between March 12, 1998 and May 16,1998 and 825,166 shares between August 6, 1998 and October 20, 1998.

As previously reported the shares offered to the public were sold at between $1.25/share and $0.40/share (pre recapitalization). The shares of restricted stock were sold to affiliates of the Company and members of the Degerstrom group at $0.40/share (39,000 shares
                                   - 1 -
pre recapitalization; 9,750 shares at $1.60 per share post recapitalization), $0.45/share (363,333 shares pre recapitalization; 90,834 shares at $1.80 per share post recapitalization), and $0.53/share (874,056 shares pre recapitalization; 218,514 at $2.12 per share post recapitalization). The Company sold 300,000 shares at $1.00 per share in May 1998 and 825,166 shares between $0.375 and $0.72 per share to members of the Degerstrom group and affiliates of the Company from Aug 6 to October 20, 1998. The declining prices at which the Company has been able to sell its shares has corresponded with the decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market during the period the shares were offered for sale. Although market prices for the Company's stock tend to fluctuate they have overall declined from $1.25 per share at May 6, 1997 (pre-recapitalization) to $0.375 per share at November 9, 1998, largely as a consequence of the significant drop in world gold prices.

As was previously reported, Nasdaq implemented new criteria requiring all companies with shares listed on the Nasdaq SmallCap Market to maintain a $1.00 bid price. As a result of the implementation the Company was notified by Nasdaq, February 27, 1998, that it was not in compliance with the new minimum bid price requirement and that the Company had 90 days in which to regain compliance. On March 12, 1998, the Board of Directors adopted a plan of recapitalization to split the Company's common stock, one for four, to allow the trading price of the stock to increase in value to a level at or above that required for the Company to maintain its Nasdaq listing. The plan was approved by the shareholders of the Company May 5, at the duly convened 1998 annual meeting of shareholders. Although the bid price for the Company's stock rose above Nasdaq's threshold for a period of time, the bid price slipped below $1.00 July 10, 1998 and steadily declined thereafter. The Company has been notified by Nasdaq that it is now deemed to be non-compliant with the bid price requirement and that it will be delisted November 25, 1998 subject to the outcome of any appeal the Company may file. No assurance can be given that the Company will regain compliance or that the Company will not be delisted from the Nasdaq SmallCap Market. The highest bid price for the Company's stock post recapitalization was $1.6875 at May 21, 1998 and the lowest bid price was $0.375 at October 7, 1998. Should the Company be delisted it will be extremely difficult for it to achieve the requirements necessary for readmittance onto the Nasdaq SmallCap Market and the Company may lose the support of many of its broker-dealers. A delisting could have a significant impact on the Company's ability to raise funds for working capital or other purposes.

The Company expects to meet the balance of its 1998 working capital obligations using existing funds, and funds from the sale of its common stock to affiliates and members of the Degerstrom Group. Due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner, the Company can give no assurance that it will be able to finance its obligations post 1998. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $9,050,353 from its inception through September 30, 1998. Unless the Company is able to continue selling shares of its common stock to members of the Degerstrom Group and affiliates of the Company, it will continue to experience a shortage of working capital.

As previously reported, nearly all of the Company's Alder Gulch claims are leased claims coupled with options to purchase. The Company does not own these claims outright, but instead pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities. The Company elected not to pay rentals and royalties of $233,800 (September 1, 1998) and $518,000 (October 1, 1998) to three landowner-lessors of the Alder Gulch mining claims pending the outcome of Montana's initiative 137. On November 3, 1998 I-137 was passed into law. Its passage bans new or expanded open pit gold mines from using cyanide in their processes. Since cyanide is a critical component in the low cost processing of gold ore, management is of the opinion that the banning of cyanide eliminates the Company's ability to ever negotiate a joint venture and put it's properties into production. Having failed to make its rental and royalty payments the Company received 30 day default notices for each of the payments withheld under the three Alder Gulch leases. Although the Company was provided, in each instance, 30 days in which to pay the delinquent rentals and royalties and thereby cure the defaults, the Company declined to make such payments. As a result the leases have reverted to the landowner-lessors and the Company will take a write down, for an amount yet to be determined, against its assets in the fourth quarter. Despite the loss of the leases the Company is continuing to negotiate with two of the landowner-lessors of the Alder Gulch claims to reinstate and restructure the leases on terms more favorable to the Company. Unless the Company is successful in reacquiring the Alder Gulch claims it will concentrate its exploration activities on its Easton Pacific claims. Whether the Company is or is not successful in reinstating and restructuring the leases, significant additional work must be undertaken to determine whether the Company's properties will support commercial mining operations. The Company's 1998 drilling program has been conducted in part by N. A. Degerstrom Inc., a company owned and operated by an affiliate of the Company. One half of the cost of the drilling will be paid for with shares of the Company's common stock valued at the average monthly closing market price of the stock for the month the Company is billed. The costs incurred for drilling through October total $405,000.

At September 30, 1998, Hanover had a net deferred tax asset of approximately $2,523,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

                                    -2-
Unless there is a significant increase in the price for gold and unless I-137 is reversed and the Company is able to reacquire the Alder Gulch claims under more favorable conditions, management does not believe that it will be able to negotiate a joint venture or other financing to conduct exploration and development activities on the Company's properties. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $276.30/oz August 27, 1998. At November 9, 1998 the price of gold was $292.40/oz.

Although the Company's operations are subject to general inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes extensive exploration and development activities, which can be expected to occur only if it is successful in negotiating a joint venture or other agreement with a major mining company, any inflationary move could result in an increase in the cost of goods and services necessary to its mining operations.

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

Cash flows for the nine months ended September 30, 1998 were as follows:
During the nine months ended September 30, 1998, the Company's cash position decreased $ 137,000, to $ 43,000. During the nine-month period, the Company used $706,000 in operating activities, primarily as a result of the reported $ 1,349,000 net loss. Investing activities used $ 754,000, due to that amount in expenditures related to the Company's mineral properties. During the period, the Company received $ 1,336,570 from the sale of 1,067,847 common shares (post recapitalization).

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None

As previously reported the US District Court for the Eastern District of Washington in effect rescinded the Tabor Asset Purchase Agreement by dismissing the Company's action against Tabor for breach of contract and injunctive relief and by dismissing Tabor's counter claims against the Company. As a consequence, all the shares of the Company's common stock issued to Tabor, as consideration for the purchase, were cancelled.


ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 208,500 shares of its common stock for $0.72 per share in August 1998, 150,000 shares at $0.50 per share in September 1998 and 466,666 shares at $0.375 per share in October 1998 to members of the Degerstrom Group and other affiliate of the Company pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.


                                    -3-
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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




                                    -4-
                   HANOVER GOLD COMPANY, INC.


                       TABLE OF CONTENTS

                                                             Page
                                                            -----
-
Condensed Balance Sheets as of September 30, 1998
  and December 31, 1997                                     F/S-2

Condensed Statements of Operations for the nine months Ended
 September 30, 1998 and 1997, and for the period from inception
 (May 2, 1990) to September 30, 1998                        F/S-3

Condensed Statements of Changes in Stockholders' Equity
  for the period from inception (May 2, 1990) to September 30,
  1998                                                      F/S-4

Condensed Statements of Cash Flow for the nine months Ended
  September 30, 1998 and for the period from inception (May 2,
  1990) to September 30, 1998                               F/S-6

Notes to Condensed Interim Financial Statements             F/S-8

Signatures                                                 F/S-10



 [The balance of this page has been intentionally left blank.]




                              F/S-1
                   HANOVER GOLD COMPANY, INC.
                    CONDENSED BALANCE SHEET

                             ASSETS
                                        September 30,  December 31,
                                        1998           1997
                                        (Unaudited)    (Restated-Note 2)
                                        ------------ -------------
Current assets:
 Cash                                   $   42,713 $    180,083
 Prepaid expenses and other current assets  100,210     102,699
                                             ------     -------
   Total current assets                     142,923     282,782
                                             ------     -------
Resource properties and claims:
 Exploration, engineering and site
   development                            2,403,696   2,390,258
 Mining properties                       14,481,643  14,794,986
                                           --------    --------
   Total resource properties and claims  16,885,339  17,185,244
                                          ---------   ---------
Property and equipment, at cost             248,142     244,427

Less accumulated depreciation               137,483     110,358
                                            -------     -------
 Net property and plant and equipment       110,659     134,069
                                            -------    --------
Other assets                                 37,755      23,994
                                           --------    --------
     Total assets                       $17,176,676 $ 17,626,089
                                         ==========  ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                       $    10,345   $  40,887
 Notes payable to shareholders              320,160     320,405
 Accrued payroll & Payroll taxes             19,148      58,803
 Other Accrued expenses                      37,646      74,008
 Current Portion of long-term debt          122,217      77,703
                                            -------     -------
     Total current liabilities              509,516     571,806
Long-term debt, less current portion         90,243     148,515
                                            -------     -------
Total liabilities                         $ 599,759   $ 720,321
                                         ----------  ----------
Stockholders' equity:
 Preferred stock, $0.001 par value; shares
   authorized 2,000,000, no shares outstanding    -           -
 Common Stock, $0.0001 par value, authorized
   48,000,000 shares; issued and outstanding
   7,954,965 and 7,357,087
   shares respectively                          831         736
 Additional paid-in capital              25,626,439  24,606,379
 Deficit accumulated during the
   development stage                     (9,050,353) (7,701,347)
                                         ----------  ----------
 Total Stockholders equity               16,576,917  16,905,768
                                         ----------  ----------
   Total liabilities and
     stockholders' equity               $17,176,676 $17,626,089
                                         ==========  ==========

                              F/S-2
                           HANOVER GOLD COMPANY, INC.
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

                               Date of Inception  Quarter    Nine months Quarter     Nine months
                               (May 2, 1990)      Ended      Ended       Ended       Ended
                               through Sept 30,98 Sept 30,98 Sept 30,98  Sept 30,97  Sept 30,97
                               -----------------  ---------  ----------  ----------- -------------
Revenue                              $ 1,151,958       $    0   $     0      $    0      $    0

Operating expenses:
Cost of goods mined                    1,987,483          0           0           0           0
Depreciation and amortization            153,889      9,041      27,125       6,939      19,550
Provision for bad debt                   779,921          0           0           0           0
General and administrative
 expenses                              5,770,815    203,304     583,402     396,224     819,537
                                       ---------    -------     -------     -------     -------
Total operating expenses               8,692,108    212,345     610,527     403,163     839,087
-----------------------------          ---------    -------     -------     -------     -------
Operating loss                       (7,540,150)  (212,345)   (610,527)   (403,163)   (839,087)

Other Income (expense):
Amortization of Guaranty Fee         (1,457,170)  (202,861)   (688,585)   (242,862)   (485,724)
Interest and other
 (expense) net                          (17,749)   (37,929)    (49,894)     (8,414)     (3,338)
Gain (Loss) on disposition
 of assets                              (35,284)         0           0       7,000      (5,448)
                                       ---------   --------    --------    --------    --------
Total other income (expense)         (1,510,203)  (240,790)   (738,479)   (244,276)   (494,510)
                                      ----------   --------    --------    --------    --------
Net loss                            ($9,050,353)  (453,135)($1,349,006)  ($647,439)($1,333,597)
                                    ============  ========= ===========   ========= ===========
Net loss per share<F1>                              ($0.06)     ($0.18)     ($0.13)     ($0.27)

Weighted average common
shares outstanding<F1>                            8,061,008   7,646,314   5,047,247  4,995,072
------------------------------

<F1> Restated - Note 2

                                      F/S-3
                           HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH SEPTEMBER 30, 1998
                                Restated - Note 2

                                                                            Deficit
                                                                            Accumulated
                                   Common Stock                  Additional During the
                                   ------------------  Paid in   Subscriptn Development
                                   Shares    Amount    Capital   Receivable Stage       Total
------------------------------------------------------------------------------------------------
Issuance of common stock
 for cash ($2.12 per share)         188,141  $   19    $402,481  $      -     $     -  $ 402,500
Issuance of common stock
 for cash ($0.28 per share)          21,562       2       6,016          -          -      6,018
Cash contributed to capital               -       -       5,000          -          -      5,000
Net loss                                  -       -           -          -  (141,114)  (141,114)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1990          209,703      21     413,497          -  (141,114)    272,404
Issuance of common stock to
 directors ($0.0004/share)           50,000       5          15          -          -         20
Issuance of common stock for claims
 and Engineering costs
 ($10.00 per share)                  57,252       6     572,513          -          -    572,519
Issuance of common stock
 for cash ($0.24 per share)         739,377      74     166,596          -          -    166,670
Issuance of common stock
 for cash ($1.68 per share)          67,146       6     113,744          -          -    113,750
Exercise of stock purchase
 warrants ($2.40 per share)          18,600       2      44,638          -          -     44,640
Exercise of stock purchase
 warrants ($5.00 per share)          27,875       3     139,371          -          -    139,374
Cash contributed to capital               -       -      73,850          -          -     73,850
Net loss                                  -       -           -          -  (179,866)  (179,866)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1991        1,169,953     117   1,524,224          -  (320,980)  1,203,361
Issuance of common stock
 for cash ($8.00 per share)         178,125      18   1,424,982          -          -  1,425,000
Issuance of common stock
 for cash ($0.72 per share)          54,634       5      39,995          -          -     40,000
Exercise of stock purchase
 warrants ($5.00 per share)          10,400       1      51,999          -          -     52,000
Net loss                                  -       -           -          -  (314,878)  (314,878)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992        1,413,112     141   3,041,200          -  (635,858)  2,405,483
Issuance of common stock for
 interest in mineral Property
 ($6.00 per share)                   37,500       4     224,996          -          -    225,000
Issuance of common stock to
 officer ($0.04 per share)           31,791       3         747          -          -        750
Exercise of stock purchase
 warrants ($6.40 per share)         765,426      77   4,750,141  (649,360)          -  4,100,858
Net loss                                  -       -           -          -  (256,769)  (256,769)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993        2,247,329     225   8,017,084  (649,360)  (892,627)  6,475,322
Exercise of stock purchase
 warrants ($6.40/share)             332,224      33   2,126,202          -          -  2,126,235
Cancellation of subscribed
 shares ($6.40 per share)          (62,500)     (6)   (399,994)    400,000          -          -
Cash contributed to capital               -       -      98,393          -          -     98,393
Net loss                                  -       -           -          -(1,362,954)(1,362,954)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994
 (Restated)                       2,517,553    $252  $9,841,685  $(249,360)$(2,255,581)$7,336,996
Issuance of common stock
 for cash ($1.40 per share)         535,714      53     749,947          -          -    750,000
Issuance of common stock
 for cash ($1.40 per share)         178,571      18     249,982          -          -    250,000
Issuance of common stock
 for cash ($4.00 per share)          50,000       5     199,995          -         -     200,000
Issuance of common stock in
 satisfaction of vendor
 obligations ($4.24 per share)       17,420       2      74,094          -          -     74,096
Issuance of common stock in
 satisfaction of vendor
 obligations ($4.00 per share)       50,000       5     199,995          -          -    200,000
Issuance of common stock
 for cash ($4.00 per share)         250,000      25     999,975          -          -  1,000,000
Issuance of common stock to officer  49,459       5          15          -          -         20
Issuance of common stock pursuant
 to Convertible debt                337,074      34     281,414          -          -    281,448
Cash received for subscribed shares       -       -           -    249,360          -    249,360
Repurchase of previously issued
 shares ($6.40 per share)           (5,750)     (1)    (36,799)          -          -   (36,800)
Net loss                                  -       -           -          -(2,329,190)(2,329,190)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995        3,980,041    $398 $12,560,303    $     -$(4,584,771)$7,975,930
Issuance of common stock for mineral
 property rights ($16.00 per share)   1,250       -      20,000          -          -     20,000
Issuance of common stock for mineral
 property rights ($8.00 per share)  131,250      13   1,049,987          -          -  1,050,000
Issuance of common stock for mineral
 property rights ($6.24 per share)   62,500       6     389,994          -          -    390,000
Issuance of common stock for cash
 ($2.00 per share)                  535,715      54   1,071,375          -          -  1,071,429
Issuance of common stock for cash
 net of issuance costs of $70,000
 ($5.00 per share)                  250,000      25   1,179,975          -          -  1,180,000
Net loss                                  -        -          -          -(1,328,327)(1,328,327)
-------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996        4,960,756    $496 $16,271,634   $      -$(5,913,098)$10,359,032

                                      F/S-4
                           HANOVER GOLD COMPANY, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH SEPTEMBER 30, 1998
                          RESTATED - NOTE 2 (CONTINUED)

                                                                            Deficit
                                                                            Accumulated
                                   Common Stock                  Additional During the
                                   ------------------  Paid in   Subscriptn Development
                                   Shares    Amount    Capital   Receivable Stage       Total
-------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996        4,960,756    $496 $16,271,634    $     -$(5,913,098)$10,359,032
Issuance of common stock for services
 rendered ($3.80 per share)          10,855       1      41,249          -          -     41,250
Grant of option to director as compensation
 for loan guaranty (Note 2)                           1,457,170          -          -  1,457,170
Deferred guaranty Fee, subject to grant
 exercise (Note 2)                        -       -   (688,585)          -          -  (688,585)
Issuance of common stock
 for cash ($5.00 per share)         284,750      28   1,423,722          -          -  1,423,750
Issuance of common stock for
 acquisition of Easton-Pacific    1,750,000     175   4,726,225          -          -  4,726,400
Issuance of common stock
 for cash ($2.00 per share)         125,000      13     249,989          -          -    250,000
Issuance of common stock
 for cash ($5.00 per share)         225,000      23   1,124,977          -          -  1,125,000
Issuance of common stock for
 Mineral property rights                726       -           -          -          -          -
Net loss                                  -       -           -          -(1,333,597)(1,333,597)
------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997        7,357,087     736  24,606,379          -(7,701,347) 16,905,768
Issuance of common stock for services
 rendered ($2.28 per share)          19,668       2      44,998          -          -     45,000
Amortization of deferred guaranty
 fee, subject to grant exercise           -       -     485,724          -          -    485,724
Issuance of common stock
 for cash ($2.00 per share)          65,000       6     129,993          -          -    130,000
Issuance of common stock
 for cash ($1.80 per share)          90,833       9     163,491          -          -    163,500
Issuance of common stock
 for cash ($1.60 per share)          37,500       4      59,996          -          -     60,000
Cancellation of common stock
 issued for property rights
 ($8.00 per share)                (131,250)    (13) (1,049,987)          -          -(1,050,000)
Issuance of common stock
 for cash ($2.12 per share)         216,014      21     457,929          -          -    457,950
Issuance of common stock
 for cash ($1.00 per share)         300,000      30     299,970          -          -    300,000
Fractional shares issued in
 recapitalization                       113       -           -          -          -          -
Issuance of common stock
 for cash ($0.72 per share)         208,500      21     150,099          -          -    150,120
Issuance of common stock
 for cash ($0.50 per share)         150,000      15      74,985          -          -     75,000
Net loss                                  -       -           -          -(1,349,006)(1,349,006)
-------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30,1998        8,313,465    $831 $25,423,578          -$(9,050,353)$16,374,056

                                      F/S-5
                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                Date of Inception   Nine months    Nine months
                                                (May 2, 1990)       Ended          Ended
                                                through Sept 30,98  Sept 30, 1998  Sept 30, 1997
                                                ------------------  ------------   ------------
Operating activities:
 Net loss                                            $(9,050,353) $(1,349,006)   $(1,333,597)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Loss on sale of equipment                                 36,505            -         12,586
 Depreciation and depletion                               153,889       27,125         19,550
 Common stock issued for public relations fees            200,000            -              -
 Amortization of deferred guaranty fee                  1,457,170      688,585        485,724
 Common stock issued to officers and directors             86,290       45,000         41,250
 Write-off of note receivable                             779,921            -              -
Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory                      -            -          2,280
 (Increase) decrease in prepaid expenses                 (72,625)        2,489        (2,392)
 (Increase) decrease in other assets                     (37,755)     (13,761)              -
 Increase (decrease) in accounts payable                   81,726     (30,542)       (66,294)
 Increase (decrease) in accrued expenses                  101,881     (76,017)       (43,353)
 ---------------------------------------               ----------     --------       --------
Net cash used in operating activities                 (6,263,351)    (706,127)      (884,246)
-----------------------------------------             -----------    ---------      ---------
Investing activities:
 Proceeds from sale of equipment                           27,576            -          3,082
 Repayment (Advances) under notes receivable          (1,089,219)            -             -
 Purchase of furniture and equipment                    (363,028)      (3,715)       (88,441)
 Additions to mineral properties                     (10,082,909)    (750,095)    (1,422,540)
 ---------------------------------------              -----------     --------     ----------
Net cash used in investing activities                (11,507,580)    (753,810)    (1,507,899)
-----------------------------------------            ------------    ---------    -----------
Financing activities:
 Borrowings under note payable to shareholder              73,160        (245)              -
 Proceeds from sale of common stock                    17,204,545    1,336,570      1,423,750
 Proceeds from issuance of convertible debt               215,170            -              -
 Proceeds from issuance of long term debt                  97,228       52,228              -
 Repayment of long-term debt                            (166,262)     (65,986)        309,228
 Collection of subscription receivable                    249,360            -              -
 Repurchase and retirement of common stock               (36,800)            -              -
 Deposits on common stock                                       -            -        750,000
 Capital contributions                                    177,243             -             -

Net cash provided by financing activities              17,813,644    1,322,567      2,482,978
-----------------------------------------              ----------    ---------      ---------
Net increase (decrease) in cash                            42,713    (137,370)         90,833
Cash and cash equivalent, beginning of period                   -      180,083         96,353
---------------------------------------------           ---------     --------        -------
Cash and cash equivalent, end of period                 $  42,713    $  42,713    $   187,186
=============================================           =========    =========    ===========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                              $ 89,008     $ 29,895        $ 9,122
   Income taxes                                                 -            -              -

                                      F/S-6
                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                   (continued)

                                                Date of Inception   Nine months    Nine months
                                                (May 2, 1990)       Ended          Ended
                                                through Sept 30,98  Sept 30, 1998  Sept 30, 1997
                                                ------------------- -------------  -------------
Supplemental schedule of non-cash investing and
 Financing activities
   Mineral property rights
   acquired in exchange for:
      Issuance of common stock                       $ 1,460,000     $       -      $       -
      Issuance of long-term debt                         263,946             -              -
      Notes receivables                                  309,298             -              -
      Fixed assets                                        66,177             -              -

   Mineral rights relinquished upon cancellation
      of shares issued                               (1,050,000)   (1,050,000)              -

   Issuance of shares of common stock in satisfaction
      of vendor obligations                               74,096             -              -

   Conversion of notes payable and accrued interest to
      Common stock                                      $281,448   $         - $           -


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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation at September 30, 1998 have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

1. Nature of business:

 The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 1998, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:

 In March 1997, the Company issued a three-year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and has been amortized to expense over the
guaranty period.   The amount of expense recorded in the first
nine months of 1998 totaled $688,585 and completed amortization of the total value of the options.

 On April 30, 1997, Hanover entered into a reorganization agreement with Easton-Pacific & Riverside Mining Company to acquire all of the issued and outstanding shares of the capital stock of Easton-Pacific & Riverside Mining Company in exchange for 7,000,000 shares of common stock of Hanover, which was followed by the merger of Easton-Pacific & Riverside Mining Company into Hanover. The transaction became effective September , 1997. The fair value of the issued shares of Hanover reflected the quoted price for the common stock as of the date of the shareholder approval, discounted to reflect lock-up periods and trading volume. The acquisition of Easton-Pacific & Riverside Mining Company was accounted for as a purchase, with total cost determined at $4,787,000, which represented the fair value of the shares of common stock of Hanover plus direct acquisition costs of $60,612.

 On May 5, 1998 the shareholders of the Company approved a Plan of Recapitalization to reduce the number of issued and outstanding shares of the Company's common stock on the basis of one-fourth share for each share of common stock (a 1-for-4 reverse stock split). As a result of this action, the financial statements for prior periods have been restated to reflect the reduced number of shares.


                              F/S-8
3.   Property:

 Nearly all of the Company's Alder Gulch claims are leased claims coupled with options to purchase. The Company does not own these claims outright, but instead pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities. The Company elected not to pay rentals and royalties of $233,800 (September 1, 1998) and $518,000 (October 1, 1998) to
three landowner-lessors of the Alder Gulch mining claims pending the outcome of Montana's Initiative 137. On November 3, 1998 I-137 was passed into law. Its passage bans new or expanded open pit gold mines from using cyanide in their processes. Since cyanide is a critical component in the low cost processing of gold ore, management is of the opinion that the banning of cyanide eliminates the Company's ability to ever negotiate a joint venture and put it's properties into production. Having failed to make its rental and royalty payments the Company received 30 day default notices for each of the payments withheld under the three Alder Gulch leases. Although the Company was provided, in each instance, 30 days in which to pay the delinquent rentals and royalties and thereby cure the defaults, the Company declined to make such payments. As a result, subsequent to September 30, 1998, the leases reverted to the landowner-lessors and the Company will take a write down, the amount of which is yet to be determined, against its assets in the fourth quarter.

  [The balance of this page has been intentionally left blank.]


                             F/S - 9


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HANOVER GOLD COMPANY, INC.

                                  By:   /s/ Raymond A. Hanson
                                        ----------------------
                                        Raymond A. Hanson, its
                                        President
                                        Date: November 10, 1998


                                  By:   /s/ Wayne Schoonmaker
                                        ----------------------
                                        Wayne Schoonmaker, its
                                        Principal Accounting Officer
                                        Date: November 10, 1998


                             F/S-10