Form 10-K
period 1998-12-31
HANOVER GOLD COMPANY INC
filed 1999-03-31
CIK 778165

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                             ___________

                              FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1998
                                 OR
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

                        15102 E. Indiana Ave.
                   Spokane, Washington 99216-1814
              (Address of principal executive offices)

 Registrant's telephone number, including area code: (509) 891- 8817

    Securities registered pursuant to Section 12 (b) of the Act:

     Common Stock                       The OTC - Bulletin Board
Title of each class                      Name of each exchange on
                                         which registered

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 1999 was $681,356. The number of shares of common stock outstanding at such date was 9,353,533 shares. An additional 3,472,398 were deemed outstanding at such date pursuant to presently exercisable options.

              HANOVER GOLD COMPANY, INC. ANNUAL REPORT
                  ON FORM 10-K FOR THE FISCAL YEAR
                       ENDED DECEMBER 31, 1998

                       TABLE OF CONTENTS
                                                                Page

SAFE HARBOR STATEMENT                                           (ii)

GLOSSARY OF SIGNIFICANT MINING TERMS                           (iii)

PART I

     Item 1:   Business                                           1

     Item 2:   Properties                                         4

     Map of Property                                              8

     Item 3:   Legal Proceedings                                  9

     Item 4:   Submission of Matters to a Vote
               of Security Holders                                9

PART II

     Item 5:   Market for Registrant's Common
               Equity and Related Stockholder Matters             9

     Item 6:   Selected Financial Data                           10

     Item 7:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations               10

     Item 8:   Financial Statements and Supplementary Data       14

     Item 9:   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure            14

PART III

     Item 10:  Directors and Executive
               Officers of the Registrant                        14

     Item 11:  Executive Compensation                            14

     Item 12:  Security Ownership of Certain Beneficial
               Owners and Management                             14

     Item 13:  Certain Relationships and Related Transactions    15

PART IV

     Item 14:  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K                               15

Index to Financials                                              17

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

   THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no significant revenue from mining operations, has incurred losses from operations in each of the last six years, and at December 31, 1998 had negative working capital. These factors have caused the Company's 1998 consolidated financial statements to include an explanatory paragraph related to a going concern uncertainty. This trend is expected to continue for at least the next three years and will reverse itself only if, and when gold is produced from the Company's mining properties.

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

   THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company needs additional financing to hold its mining properties, explore and evaluate them further, and, if warranted, put them into production. The Company believes this financing can only come from additional sales of common stock, from bank or other borrowings or, alternatively, as the result of joint development with another mining company. The Company has no commitment for bank financing or for the underwriting of additional stock however, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold.
   Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, the political and economic conditions of major gold producing countries throughout the world, and the policies of various Central Banks regarding the purchase, sale, or lease of gold. As of March 1, 1999, world gold prices were approximately $286.40 per ounce, a reduction of approximately 19% from prices two years ago.

   ABANDONMENT OF CERTAIN MINING INTERESTS. In November of 1998 Montana passed an Initiative, I-137, which bans new and expanded open pit mining operations from using cyanide in the extraction of gold and silver. The placement of the initiative on Montana's ballot primarily gave rise to management's decision to forego the rental/royalty payments due on three of its Alder Gulch leases September and October 1998. The passage of I-137 and the breakup of the Company's land holdings, as a result of having lost the Alder Gulch leases, are, in addition to the low price for gold, factors that will continue to impact the Company's ability to obtain financing to hold, explore, and, further evaluate its properties.

   RISKS AND CONTINGENCIES ASSOCIATED WITH THE MINING INDUSTRY GENERALLY. The Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, administrative and legislative changes to existing laws, rules and regulations governing mining activities, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to the Company or other companies in the mining industry. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the funds available to the Company. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.
                                (ii)

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

                               PART I

ITEM 1. BUSINESS.

GENERAL DEVELOPMENT OF BUSINESS. The Company is an exploration stage mining company organized under Delaware law in 1984. The Company holds significant mining properties in the historic Virginia City Mining District of southwestern Montana. These properties presently comprise 361 claims and one state mining lease; 291 of these claims are located in the Virginia City district. The balance of the claims are located at Norris and Pony, Montana, some 35 miles away. The Company acquired these claims and lease, and approximately 300 other claims and several state leases primarily in the Alder Gulch area, beginning in 1990, through a series of subleasing and option agreements with affiliated and non-affiliated parties, and through the merger of affiliated and non-affiliated companies in exchange for stock.

   In September and October 1998 the Company elected not to pay rental/royalties to three landowner-lessors of 239 claims in the Alder Gulch area for reasons associated with the uncertainty of ever being able to put the Company's properties into production and the high cost of maintaining the leases. The uncertainty arose when an initiative, I-137, was placed on Montana's November 1998 ballot. The initiative, which was passed into law in November 1998, precludes new or expanded open pit mining operations from using cyanide in the process of extracting gold and silver.

    Although the leases for the Alder Gulch claims have been terminated, the Company has been negotiating with the principal landowners to reestablish the respective leases on terms more equitable to the Company. As a result of the termination, the Company relinquished its rights to the leased claims and consequently wrote-off the carrying value of mineral interests having a book value of approximately $12,000,000 in 1998.

  The Company has been engaged in exploration and limited development activities primarily in the Alder Gulch area more or less continuously since 1992. These activities have consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing, assaying, and aerial surveying. No mining or milling activities have occurred since 1995.

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

   The Company has no established proven or probable reserves, although exploration activities on the combined Alder Gulch and Easton Pacific properties conducted by it and others support the existence of a potential, significant mineralized gold deposit or deposits. (A mineralized deposit is a mineralized body, which has been delineated by appropriate drilling or underground sampling to support estimates of tonnage and average mineral grade. A mineralized deposit does not qualify as a reserve until a comprehensive evaluation has been completed and the economic feasibility of exploiting the deposit has been determined.) The Company has not yet undertaken a comprehensive evaluation of its Easton Pacific properties and probably will not do so unless I-137 is reversed, the leases for the Alder Gulch claims are renegotiated on terms substantially more favorable to the Company, and the price of gold improves. Without the occurrence of these changes, the Company does not foresee that it will be able to negotiate a financing arrangement with another mining company to explore, evaluate, and, if warranted, develop its properties. As a result of these conditions and the continued depressed price level of gold, during 1998 the Company wrote-down the carrying value of property acquired in the Easton-Pacific acquisition by $2,300,000.

   The Company's principal executive offices are located at 15102 E Indiana Ave, Spokane, WA 99216, and its telephone number is (509) 891-8817. The Company also maintains a web site at http://www.hanovergold. com where additional information can be obtained.

   As of December 31, 1998, the Company had expended $2,860,269 to conduct exploration and limited development activities on the Alder Gulch and Easton-Pacific properties and $14,025,737 in payments to the landowner-lessors of its mining properties. These expenditures, which aggregate $16,886,006, have been capitalized, subject to depletion using the estimated recoverable units method at such time as the properties are placed into production. However, as of December 31, 1998 $14,155,672 of these costs have been written off. See the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Summary of Accounting Policies to the Company's Financial Statements for the year ended December 31, 1998.

FINANCIAL  INFORMATION  ABOUT INDUSTRY  SEGMENTS.   At  present,  the
Company is solely engaged in the exploration of mineral properties, which is a single industry segment.

NARRATIVE DESCRIPTION OF BUSINESS. The Company is an exploration stage mining company. It does not own an operating mine and has no other revenue-producing mining activities. Moreover, it is not expected to commence mining activities, at least with respect to its properties in the Virginia City Mining District, until the following events have occurred: significant additional exploration activities on the Company's properties have been completed; a determination has been made that the properties contain a commercially minable ore body; all required mining and environmental permitting applications have been approved; a comprehensive feasibility study of proposed mining operations has been prepared; and financing of the mine has been obtained. None of these events are likely to occur unless the Company gains the assurance that it will be able, in the long term, to use cyanide in its extraction processes, the price of gold increases, the Alder Gulch leases are renegotiated with terms more equitable to the Company, or a joint development arrangement is made with a major mining company.

   BUSINESS STRATEGY. The Company's efforts, at least since 1995, have been primarily directed toward acquiring mining claims and interests in the Alder Gulch area of the district in an effort to consolidate its land position, facilitate continued exploration and development, and make the area more attractive to potential development partners. During 1995 and 1996, Hanover added approximately 353 mining claims to its holdings in the Alder Gulch area, including those claims it acquired through the 1996 merger of two affiliated corporations. In 1997, it added approximately 189 additional claims in the Browns Gulch, Hungry Hollow and Barton Gulch areas of the district (and another 104 claims located outside the district) through the merger of Easton Pacific; these properties formed a contiguous claim block adjacent to the west side of the Company's properties in the Alder Gulch area of the district. During 1998, the Company stopped making lease payments on mineral properties in the Alder Gulch area. As a result, the mineral property rights associated with 239 claims were deeded back to the original property owners. 130 additional claims were deeded back to Tabor Resources when the Eastern Division of the U.S. District Court for Washington granted the Company's motion to dismiss its suit against Tabor.

   Although the Company still controls a significant portion of the Virginia City Mining District it believes that it is highly unlikely that it will be able to attract the interest of a major mining partner capable of financing additional exploration and development of the claims unless the price of gold improves significantly, the ban against cyanide in the State of Montana is lifted and the Company is successful in renegotiating leases for the Alder Gulch claims under more equitable terms. Because of the growing number of restrictions being imposed on mining in the State of Montana, management is investigating other mining opportunities in areas less adversarial to the mining industry.

   In May 1998, the Board of Directors and the shareholders of the Company authorized a one for four reverse stock split. This reverse stock split was performed by the Company granting to all stockholders as of the date of record one share of common stock to replace every four shares of stock currently outstanding. All references in this report, unless otherwise noted, referring to the number of shares, share prices, per share amounts, options and warrants have been adjusted retroactively for the effect of this reverse stock split.

   MANAGEMENT AND FINANCING MATTERS. Until 1996, the Company's activities were conducted from offices located in Roslyn, New York, near New York City. In early 1996, the Company moved its offices to Coeur d'Alene, Idaho and restructured its management, all in conjunction with an investment by a group of Spokane, Washington investors, led by Neal A. Degerstrom, that enabled the Company to meet its rental and royalty obligations to the landowner-lessors of its mining claims. These investments were made pursuant to the terms of a securities purchase agreement between the Company and Mr.
Degerstrom dated June 1, 1995, as amended, pursuant to which the company issued and sold 1,500,000 shares of common stock to Mr. Degerstrom and associated persons over a seventeen-month period, at prices ranging from $1.40 per share to $4.00 per share.

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

  Mr. Degerstrom and these other individuals held approximately 46.9% of the outstanding shares of common stock as of March 1, 1999, and also held stock options, which, if exercised, would increase their combined ownership of the Company to approximately 52%. Among these are options granted to Mr. Degerstrom in March of 1997 in connection with the then pending Easton Pacific merger transaction, as consideration for his guarantee of certain of the Company's obligations to the landowner-lessors of its mining claims. Mr. Degerstrom's guarantee was initially limited to $2,891,210, which amount approximated the Company's obligations to these landowner-lessors during the period of the guaranty, for which he received three-year options to purchase 578,242 shares of common stock shares at the price of $5.00 per share. Effective April 29, 1997, Mr. Degerstrom assigned two-thirds of the options equally to two Hobart Teneff and Raymond A Hanson, each of whom undertook to guarantee one-third of the amount Mr. Degerstrom was required to pay the Company during the term of his guarantee. Mr. Hanson is President of the Company and Mr. Teneff is a consultant to and affiliate of the Company.

   Mr. Degerstrom, Mr. Hanson, and Mr. Teneff made payments in the aggregate of $1,125,000 through August 1998, (the date the guaranty expired) and exercised options for 225,000 shares of common stock.

  In large part due to the depressed price for gold and the Company's inability to procure a joint venture partner, the bid price for the Company's stock fell out of compliance with Nasdaq's requirements and as a result the Company was delisted from Nasdaq's SmallCap Market December 4, 1998.

   The decline in the price for the Company's common stock has prevented the Company from selling its common stock other than to affiliates of the Company including Mr. Degerstrom, Mr. Hanson, and Mr. Teneff. In connection with the sale of 866,666 shares of common stock made October through December 1998 these affiliates were granted 5-year warrants for one and one half times the number of shares purchased exercisable at $0.50 per share. In addition to purchasing shares, Mr. Degerstrom, Mr. Hanson, and Mr. Teneff have made loans to the Company for which they have each received warrants for 120,000 shares of common stock exercisable at $0.25 per share.
The Company does not know if it will be able to continue to borrow from or sell additional shares of common stock to its affiliates. To conserve capital, the Company has moved its office to the office of its President in Spokane, Washington, closed the exploration office in Helena and eliminated staff. The Company's rent and Mr. Hanson's annual compensation for serving as President will be paid quarterly with stock options.

   THE EASTON PACIFIC MERGER. The merger of Easton Pacific with and into the Company was concluded in late September of 1997, following approval by the shareholders of each company. The Company issued 1,750,000 shares of its common stock, then valued at approximately $6.16 million, in the merger, upon the conversion of and in exchange for the outstanding capital stock of Easton Pacific. Each Easton Pacific shareholder received 1.68 shares of common stock for each share of Easton-Pacific capital stock registered in such shareholder's name. Fractional shares were rounded to the nearest whole share of common stock into which the Easton Pacific capital stock was converted.

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

   The Company's exploration and development activities in the Virginia City district have consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing and assaying and aerial surveying. In 1998 the Company furthered its exploration of the Alder Gulch and Easton Pacific properties by drilling certain target areas of known mineralization. One half of the cost for drilling services performed by N. A. Degerstrom, Inc., has been paid for with 193,067 shares of the Company's common stock, valued at $0.59 per share, and five year stock warrants for 386,134 shares of common stock exercisable at a price of $0.50 per share. Neal A.
Degerstrom,  an  affiliate of the Company, is  the  owner  of  N.  A.
Degerstrom, Inc.

   No mining or milling activities have occurred since Kennecott's withdrawal from the mining venture. All subsequent exploration activities have been funded by the Company from sales of its common stock.

   CURRENT  WORK  PLAN.   The Company has no  plans  to  explore  its
properties during 1999 and intends to drop additional unpatented claims in the Virginia City Mining District. With the passing of I-137, the Company made the decision to maintain its properties on a stand-by basis and at minimal cost. The Company does not foresee that it will commence further exploration of the properties unless I-137 is reversed, the price of gold significantly improves, the Company is able to renegotiate the Alder Gulch leases with terms significantly more equitable to the Company, or the Company is able to arrange a cooperative effort with a major mining company to finance the exploration, evaluation, and, if warranted, development of the properties. The interest and number of those companies with which management has had discussions regarding a possible joint venture have dwindled, due in large part to, the stagnant price for gold and the uncertainty of being able to bring a mine into production in the State of Montana.

ITEM 2. PROPERTIES.

THE EASTON-PACIFIC PROPERTIES.

OVERVIEW.    The  Company's  Easton-Pacific  properties  within   the
Virginia City Mining District cover the upper part of Brown's Gulch, Hungry Hallow, and Barton Gulch and consist of 42 patented and 117 unpatented mining claims and one state lease. Another 38 patented and 25 unpatented claims are located near Pony and Norris, Montana. The claims were acquired in September 1997 through the merger of Easton Pacific into the Company. In addition to the significant placer production that came from Alder Gulch, gold has been produced from lode mines located on the Alder Gulch and Easton-Pacific properties since the late nineteenth century, although reliable production records are not available. The Company believes the historical mining activities and the geology of the District are indicative of large gold-bearing mineral systems, and that the district has a very high potential for additional discovery. At December 31, 1998 the Company's properties in the Virginia City Mining District consisted of 298 mining claims and one state mining lease covering an area approximately 11 square miles. The topography is mountainous, although the properties are seasonally accessible by road.

  The Company's properties in the Virginia City Mining District are more particularly identified on the map which appears at page 8 of this report.

   THE NATURE OF HANOVER'S INTEREST IN THE PROPERTIES. The Company owns nearly all of its 361 mining claims outright and pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities on a relatively small number of claims it does not own. These payments in most cases are credited toward the purchase price of the claims under the purchase option provision of the leases. The Company's obligations pursuant to these leases and purchase options were $329,500 at December 31, 1998, of which $13,500 is payable in 1999, and $316,000 is payable thereafter. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 5% to 7% of net smelter returns.

   The costs of maintaining the Company's mining properties has been borne exclusively by the Company since March of 1995, when Kennecott terminated its mining venture agreement with the Company. This cost has been substantial; during the four-year period ended December 31, 1998, the Company has expended approximately $4,435,815 just to meet its rental and royalty obligations to the landowner-lessors of the properties. In addition, the Company has spent another $5,517,005 during these four years to support its operations and conduct limited exploration work, apart from the amounts required to maintain its properties. Substantially all of the rental/royalty payments have been made to landowner-lessors of the Alder Gulch claims. The Company has eliminated substantially all of its landowner-lessor obligations as a result of its Alder Gulch leases having been terminated.

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

   The US Grant mining company entered into an agreement with the original Easton mine owners in 1947, and for two years thereafter drove a new 4,200-foot tunnel at the 600-foot level. No significant ore was produced as a result of these efforts. The Pacific mine was discovered in 1871 and was originally mined in the early years of the district. Ore was mined from a small open pit at the mine site from 1960 to 1976. The exploration work that has been done on the Easton Pacific properties since then has been concentrated in the Pacific pit area.

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

    GEOLOGY OF THE EASTON-PACIFIC PROPERTIES. Pacific mine mineralization is hosted by a breccia body at the intersection of two regional faults. The breccia is silicified, pyritic, and strongly argillized. Higher grade Au-Ag mineralization occurs in quartz-sulfide veins. The Company's geologists relogged all core and chips from the Pacific drilling and trenched across 500 feet of strike to better define the extent and continuity of mineralization. The mineralization is open in all directions.

  The following table sets forth information concerning drill results of the Company's 1998 Exploration program.

Hole #         Length(ft) Au(opt)   Ag(opt)   From     To(ft)   Meters    Au(g/t)  Ag(g/t)
------          --------- ------    ------    ---      ---      ----      ----      ----
Roughrider target
98-1            15        0.049     0.08      221      236       4.6       1.7       2.6      core
includes        5         0.109     0.09      221      226       1.5       3.7       3.1      core
High Up target
98-2            30        0.044     0.61      41       71        9.1       1.5       20.9     core
includes        4         0.151     2.49      61       65        1.2       5.2       85.2     core
98-4            26        0.079     1.26      291.5    317.5     7.9       2.7       43.1     core
includes        10        0.155     2.95      296      306       3.0       5.3       101.2    core
98-6            4.5       0.019     0.13      134      138.5     1.4       0.6       4.6      core
                6         0.011     0.11      231      237       1.8       0.4       3.7      core
98-8            36.5      0.042     0.57      228      264.5     11.1      1.4       19.6     core
includes        9.5       0.114     1.87      245.5    255       2.9       3.9       64.1     core
Pacific Pit targets
98-3            47        0.060     1.01      120      167       14.3      2.1       34.7     core
includes        17        0.105     1.60      142      159       5.2       3.6       54.7     core
98-5            146.5     0.074     1.30      182      328.5     44.7      2.5       44.7     core
includes        44        0.192     3.52      182      226       13.4      6.6       120.7    core
which has       4.5       0.699     12.05     187      191.5     1.4       24.0      413.0    core
98-7            7.7       0.102     0.71      119.3    127       2.3       3.5       24.4     core
and             4         0.103     0.76      163      167       1.2       3.5       25.9     core
and             17.6      0.067     0.95      410.4    428       5.4       2.3       32.4     core
98-9            6         0.055     1.05      245      251       1.8       1.9       36.0     core
98-12           5         0.047     2.69      82       87        1.5       1.6       92.3     core
and             5         0.021     0.06      107      112       1.5       0.7       2.0      core
98-17           47        0.037     0.67      101      148       14.3      1.3       23.1     core
includes        10.5      0.099     1.64      121      131.5     3.2       3.4       56.3     core
and             19        0.027     1.77      205      224       5.8       0.9       60.7     core
includes        4         0.070     7.01      205      209       1.2       2.4       240.3    core
98-18           4         0.056     2.09      153      157       1.2       1.9       71.5     core
and             6.5       0.169     10.58     203.5    210       2.0       5.8       362.7    core
and             1.5       0.063     2.23      344.5    346       0.5       2.2       76.4     core
98-19           5         0.029     0.76      74       79        1.5       1.0       25.9     core
and             7         0.034     1.32      161      168       2.1       1.2       45.3     core
98-20           No significant assays                  No significant assays                        core
Easton Mine target
98-10           30.3      0.030     1.08      230      260.3     9.2       1.0       37.1     core
98-11           6.5       0.016     1.36      60       66.5      2.0       0.5       46.5     core
98-13           10        0.044     0.75      294.5    304.5     3.0       1.5       25.7     core
includes        3         0.120     1.86      294.5    297.5     0.9       4.1       63.6     core
and             5         0.041     0.04      695.5    700.5     1.5       1.4       1.4      core
and             10.5      0.011     0.53      721.5    732       3.2       0.4       18.1     core
and             5.5       0.022     0.36      752      757.5     1.7       0.7       12.3     core
98-14           16        0.024     0.46      524      540       4.9       0.8       15.8     core
Skid Row target
98-15           No significant assays                  No significant assays                        core
98-16           No significant assays                  No significant assays                        core

   In 1997 independent consulting geologists Dr. Tom Henricksen and Dr. Roger Steininger were individually commissioned to write a report evaluating the Virginia City, Mining District. The reports written by Dr. Steininger and Dr. Henricksen are on file with the Securities and Exchange Commission.

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

   Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife
Service, the Army Corps of Engineers and other agencies--in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act--have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. The Company's properties are located in Montana, which, despite its history as a major mining area, has in the last decade gradually limited mine development as tourism and environmental concerns have assumed greater economic and political importance.

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

   THE COMPANY'S PERMITTING STATUS. Gold was first discovered in the Alder Gulch area in 1863, and extensive mining activities in the area continued until the 1940s, when production from conventional mining processes dwindled. As a consequence of these activities, the Company believes it would experience less difficulty in obtaining permits for large scale mining development than would be the case were it seeking to develop an area that had no history of mining operations. The Company has obtained certain permits and approvals in conjunction with the limited exploration and minor development activities conducted on the Alder Gulch and Easton Pacific properties from 1993 through 1999, and believes that it could meet existing criteria for additional permits and approvals necessary to large-scale development at its properties.

  Nonetheless, substantial planning will be required if the Company is to meet the requirements of existing laws and regulations, and no assurance can be given that any proposed plans to conduct large scale development of the properties will be timely realized. Data regarding the effect of any such development on the water quality of the area has been collected and analyzed at significant cost to the company, and may be presented to the various regulatory agencies in the future, in the form of a mine development and reclamation plan. These agencies will then review and evaluate the plan, and are free to reject it or impose additional requirements which could increase the cost of development to a level beyond that deemed economically feasible. The Company could encounter opposition from local environmental groups and organizations if its development plans were to be presented to the regulatory authorities and made available for public comment.

   Unless I-137 is reversed, the Company does not intend to conduct further studies necessary to the obtaining of permits.

[The balance of this page has been intentionally left blank.]

MAP  OF  THE  COMPANY'S  PROPERTIES IN  THE  VIRGINIA  CITY  MINING
DISTRICT.

Location map showing where within the Virginia City Mining District, Madison County, Montana, the Hanover Gold controlled claim block of properties is located as of December 31, 1998, including townships and sections, streams, and selected mine locations.

[The balance of this page has been intentionally left blank.]

ITEM 3. LEGAL PROCEEDINGS.

   Effective March 25, 1996, the Company entered into an asset purchase agreement with Tabor Resources Corporation, a Minnesota corporation, for the purchase of ten patented mining claims, 120 unpatented mining claims and one state mining lease covering properties located in the Alder Gulch area. The Company issued Tabor 131,250 shares of common stock in the transaction and also agreed that, if, during the two year period commencing with the effective date of the agreement, the average bid price of the common stock did not exceed $8.00 per share for a consecutive 30-day period prior to April 19 of 1998, it would issue Tabor such number of additional shares as was necessary to raise the aggregate market value of the shares then owned by Tabor to $8.00.

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

   The agreement between the Company and Tabor further provided that, pending effectiveness of the registration statement, conveyancing documents covering the claims sold to the Company and certificates evidencing 100,000 of the 131,250 shares issued to Tabor were to be held in escrow. The agreement further provided that, in the event the registration statement was not declared effective within six months of closing, such documents and certificates, at Tabor's election, would be returned to the respective parties and the transaction would be deemed to have been rescinded.

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

  The Company deposed the principal witnesses in this matter in mid-1997 and expected to file motions thereafter seeking summary judgment in its favor on its breach of contract claims against Tabor, specific performance of Tabor's obligations, and dismissal
of   Tabor's   counterclaims.   Subsequent  to  these  depositions,
however, and in the wake of declining world gold prices--and a commensurate decrease in the market price of the Company's common stock which would have required the Company to issue Tabor significantly more shares of common stock under the agreement had it not been breached--Tabor recanted its position and sought to compel the Company to proceed with the transaction according to the original terms of the agreement. The Company, in turn, filed a
motion  seeking to rescind the agreement in its entirety.   In  the
first quarter of 1998 the Court granted the Company's motion and dismissed the case. Consequently all of the shares issued to Tabor have been cancelled and the Company's rights in the claims have been reconveyed to Tabor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

PART  II

ITEM   5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS.

MARKET INFORMATION. The common stock of the Company was traded on the Nasdaq SmallCap Market under the symbol "HVGO" until December 4, 1998 when it was delisted and commenced to be quoted on the OTC Bulletin Board under the same symbol. The following table sets out the high and low prices per share for the common stock for 1998 and 1997, as reported by Nasdaq and the OTC Bulletin Board. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, markdowns, or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.

                       1998                  1997 <F1>
                       ------                ----------
                     High      Low         High        Low
                     -----     -----       -----       -----
First Quarter <F1>   $2.252    $1.500      $ 6.50      $ 4.252
Second Quarter <F1>  $2.376    $0.969      $ 6.00      $ 3.124
Third Quarter        $1.500    $0.375      $ 4.50      $ 2.752
Fourth Quarter       $0.469    $0.160      $ 4.00      $ 1.252
-------------------------------------------

<FN1>     post reverse one for four stock split

HOLDERS. The number of stockholders of record on March 1, 1999 was approximately 400. Based on mailings made in connection with the 1998 annual meeting of the Company's stockholders, the Company believes the shares held of record by the Company's stockholders are beneficially owned by approximately 1,600 persons.

DIVIDENDS. The Company has declared no cash or stock dividends on its common stock since inception and does not anticipate declaring or paying cash or stock dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 7 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data for the five years ended December 31, 1998 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by BDO Seidman, LLP for 1996 to current, and Zeller Weiss & Kahn, Mountainside, New Jersey, for the preceding years.

The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

                               1998        1997         1996        1995         1994
                               -----       -----        -----       -----        -----
Summary of Balance Sheets:

Working capital (deficit)      $(395,402)  $(289,024)    $(49,331)   $ 428,469     $ 31,422
Current assets                    109,662     282,782      203,722     894,229    1,029,081
Total assets                    2,975,377  17,626,089   10,806,150   8,441,690    8,646,755
Current liabilities               505,064     571,806      253,053     465,760      997,659
Long-term obligation                    0     148,515      194,065           0            0
Total liabilities                 505,064     720,321      447,118     465,760    1,267,789
Stockholders' equity            2,470,313  16,905,768   10,359,032   7,975,930    7,378,966

Summary of Statements
  of Operations:
Revenues <F1>                           0           0        3,510     499,299      216,418
Net loss <F2>                (16,134,840) (1,788,249)  (1,328,327) (2,329,190)  (1,362,954)
Net loss per share                 (2.13)      (0.32)       (0.31)      (0.80)       (0.56)
-------------------------------------------------------

<FN1>     Cumulative revenues for the period from inception (May 2, 1990)
through December 31, 1998 were $1,151,958.
<FN2>     Cumulative losses for the period from inception (May 2, 1990)
through December 31, 1998 were $23,836,187.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW. September through December 1998 the Company failed to make rental/royalty payments aggregating $469,300 to three landowner-lessors of certain Alder Gulch claims. As a result the leases for the claims have been terminated and the Company's rental/royalty obligations have been reduced by $1,863,000 for 1999, by $3,274,500 for 2000 and by $1,237,000 thereafter. The
Company's decision to forego making the lease payments was prompted in large part by I-137 being placed on Montana's November 1998 ballot. Management believes that, should the Company ever be in a position to put its Virginia City properties into production, cyanide will be a vital component in the low cost recovery of gold. Management is not aware of a cost equivalent substitute for cyanide in the extraction of gold and unless the restriction against its use is lifted there is no economic incentive for the Company to further explore its properties with the objective to putting its properties into production.

  On May 5, 1998, the date of the Annual Shareholder's Meeting, the shareholders of the Company approved a one for four reverse stock split of the Company's common stock. The action was taken in an effort to bolster the trading price of the Company's common stock to a level at or above that required for the Company to maintain its listing on the Nasdaq SmallCap Market. In August of 1997 Nasdaq had implemented new criteria requiring all Nasdaq SmallCap Market listed stocks to maintain a $1.00 bid price for their shares. The market prices for the Company's stock had steadily declined from $5.00 per share at May 6, 1997 to $0.22 at December 4, 1998 largely as a consequence of the significant drop in the world gold prices. Unable to maintain a $1.00 bid price for its shares, on December 4, 1998 the Company was delisted from the Nasdaq SmallCap Market and commenced to be quoted on the OTC Bulletin Board, a regulated electronic quotation service that displays real-time quotes, last sale prices, and volume information in the over-the-counter equity securities. Since being delisted the market price for the Company's stock has declined 44% to $0.1250 per share at March 1, 1999.

   From March through May 1998 the Company sold 619,098 shares of its common stock at between $1.00 and $2.12 per share. 208,500 shares were sold during August 1998 at $0.72 per share. 150,000 shares were sold September 1998 for $0.50 per share. 466,666 shares were sold October 1998 for $0.38 per share and 400,000 shares were sold November 1998 for $0.25 per share. All of the shares were sold to affiliates of the Company. The declining prices at which the Company has been able to sell its shares reflects a corresponding decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market for the period in which the sales were made. Five-year warrants for 1,300,000 shares were granted in the aggregate to three affiliates of the Company in connection with the sale of shares in October and November. The options are exercisable at a price of $0.50 per share. In January 1999 three of the affiliates collectively loaned $45,000 to the Company in exchange for demand promissory notes bearing interest at a rate equal to the prime rate of interest from time to time offered by Bank of America, NA plus two percent, and 5-year options for 360,000 shares of common stock in the aggregate exercisable at $0.25 per share. Also in January, one of the affiliates purchased 200,000 shares of common stock for $0.25 per share and received a five-year option for 300,000 shares exercisable at $0.50 per share. The Company does not know how long it will be able to borrow from or sell equity to its affiliates and can give no assurance that it will be able to finance its obligations for the balance of 1999 and thereafter.

   In order to reduce costs, in October 1998 the Company relocated its offices from Coeur d'Alene, Idaho to the Spokane, Washington offices of the Company's President, Raymond A. Hanson. In lieu of receiving $90,000 annual compensation and $10,000 for rent, Mr. Hanson will receive options for, respectively, 200,000 and 20,000 shares of common stock exercisable at a price of $0.50 per share. Other cost cutting measures taken by the Company include the closure of the Company's Montana office, the cutting of staff, and the relinquishment of claims.

   Because of the depressed price for gold, mining companies in general have curtailed exploration activities in favor of pursuing properties with known reserves or production in areas conducive to mining activity. Consequently the Company has been unable to negotiate a joint financing arrangement with another company. The Company believes that it will only be successful in negotiating a joint venture or other financing arrangement if the price of gold increases, the ban against the use of cyanide is lifted, and the Company is able to reconsolidate the district by renegotiating leases with the landowners of the Alder Gulch claims on more reasonable terms.

RESULTS OF OPERATIONS.

1998 COMPARED TO 1997. During the years ended December 31, 1998 and December 31, 1997, the Company realized no revenues.

Operating expenses increased to $15,411,000 for the year ended December 31, 1998 form $989,000 for the year ended December 31, 1997. This increase in operating expenses of $14,422,000 was primarily the result of $14,312,000 in write-downs of mineral properties. Exclusive of the write-down of mineral properties, operating expenses increased to $1,100,000 in 1998 from $989,000 in 1997. This increase of $110,000 or 11% was primarily due to a charge of $174,300 for the cost of options granted to directors. Other expense items decreased as a result of completing the relocation of corporate headquarters and change in management.

   In addition there was a decrease in expenses of approximately $76,000 or 10%, primarily as the result of a decrease in the amortization associated with the guaranty fee representing the cost of a shareholder's guarantee relative to the Company's payments of mineral property obligations.

1997 COMPARED TO 1996. During the year ended December 31, 1997, the Company realized no revenues. During the year ended December 31, 1996, the Company had revenues of approximately $3,500 resulting from the sale of carbon product stockpiled at the Company's inactive mine.

   Operating expenses decreased to $989,000 for the year ended December 31, 1997 from $1,312,000 for the year ended December 31, 1996. This decrease of $323,000 or 25% was primarily as a result of a $109,000 reduction in consulting fees and a $66,000 reduction in legal fees.

   Other expense increased to $799,000 for the year ended December 31, 1997 from $20,000 for the year ended December 31, 1996. This increase of $779,000 was primarily the result of the costs incurred associated with the guaranty fee representing a shareholder's guarantee relative to the Company's payments of mineral property obligations acquired during the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES. The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At December 31, 1998, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. As a result of the termination of three of its leases in September and October of 1998 the Company's rental/royalty payments were reduced by $469,300 in 1998, by $1,863,000 in 1999, and by $3,274,500 in
2000. The Company has taken a $14,312,000 write down to reflect the loss of its investment in the claims and asset impairment as of December 31, 1998.

   On April 30, 1997 the Company entered into a reorganization agreement with Easton-Pacific to acquire all of the issued and outstanding shares of the capital stock of Easton Pacific in exchange for 1,750,000 shares of the Company's common stock. On September 30, 1997 Easton Pacific was effectively merged into the Company pursuant to the shareholders of both companies approving the merger and the filing of articles of merger with the secretaries of state of Delaware and Montana. Allowing for lock-up periods and absence of sufficient trading volume, the fair market value of the Company's shares issued to acquire Easton Pacific, including direct acquisition costs of $60,500, was determined to be $4,787,000. Easton Pacific's annual rental obligations for 1999 and 2000 total approximately $22,000.

   Due to the Company's lack of revenues and negative working capital, the Company's independent certified public accountants included a paragraph in the Company's 1998 financial statements relative to a going concern uncertainty. The Company has financed its obligations for 1998 by selling 2,044,264 shares of its common stock to certain affiliates of the Company. 619,098 shares were sold between March 12, 1998 and May 26, 1998 for between $1.00 and $2.12 per share. 825,166 shares were sold between August 6, 1998 and October 20, 1998 for between $0.72 and $0.38 per share and 400,000 shares were sold November 16, 1998 for $0.25 per share.

   The declining prices at which the Company has been able to sell its shares has corresponded with the decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market during the period the shares were offered for sale. Although market prices for the Company's stock tend to fluctuate they have overall declined from $1.25 per share at May 6, 1997 ($5.00 post recapitalization) to $0.125 per share at March 1, 1999, largely as a consequence of the significant drop in world gold prices and I-137.

   Although the Company expects to meet its 1999 obligations using borrowed funds and funds from the sale of shares of common stock, due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner, the Company can give no assurance that it will be able to finance its obligations for the balance of 1999 and thereafter. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $23,836,187 from its inception through December 31, 1998. Unless the Company is able to borrow or sell shares of its common stock it will continue to experience a shortage of working capital.

   The Company's inability to advance its properties to the commercial production stage is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995, the Company's lack of success through 1995 in consolidating the various claims and interests in the area, the decline in the price of gold, and the ban against the use of cyanide in the State of Montana.

   As previously reported, nearly all of the Company's Alder Gulch claims were leased claims coupled with options to purchase. The Company did not own these claims outright, but instead paid rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities. The Company elected not to pay rentals and royalties of $233,800 (September 1998) and $218,000 (October
1998) to three landowner-lessors of the Alder Gulch mining claims pending the outcome of Montana's Initiative 137. On November 3, 1998 I-137 was passed into law. Having failed to make its rental and royalty payments the Company received default notices for each of the payments withheld under the three Alder Gulch leases. Although the Company was provided, in each instance, 30 days in which to pay the delinquent rentals and royalties and thereby cure the defaults, the Company declined to make such payments, primarily as a result of I-137's passage. The leases have reverted to the landowners and the Company has taken a loss of $14,312,000 due to the write down of assets in the fourth quarter. Despite the loss of the leases the Company is negotiating with two of the landowners of the Alder Gulch claims to reinstate and restructure the leases on more reasonable terms. Whether the Company is or is not successful in reacquiring the leases, significant additional work must be undertaken to determine whether the Company's properties will support commercial mining operations. Unless the price of gold increases and I-137 is reversed, the Company does not foresee that it will undertake further exploration of its properties with the objective to determining a commercial ore body or bodies.

  At December 31, 1998, the Company had a net deferred tax asset of approximately $7,500,000. A valuation allowance equal to this amount has been established, as management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

   Cash flows for the Company for each of the years in the three-year period ended December 31, 1998 were as follows:

YEAR ENDED DECEMBER 31, 1998. Operating activities of the Company used $741,000, primarily as a result of the 1998 net loss of $1,823,000, before the effect of the $14,312,000 loss on the write-down of mineral properties. $1,054,000 was used in investing activities, primarily as a result of payments made in relation to the Company's mineral properties. The Company generated $1,644,444 from financing activities primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position decreased by $151,000 to $29,000 at December 31, 1998.

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

    The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company's hardware and software consist of recently purchased year 2000 compliant products and the Company is continuing to address the issue throughout the year, the year 2000 problem is not anticipated to have a significant impact on the Company's operations.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS
   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the new way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As the Company operates within one segment, the adoption of SFAS No. 131 by the Company in 1998, did not have a significant impact on the Company's financial position.
  In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132") Employer's Disclosures about Pensions and other Post-retirement Benefits, which standardizes the disclosure requirements for pension and other post-retirement Benefits. The adoption of SFAS No. 132 did not materially impact the Company's current disclosures.
   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized as income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Based on its current and planned future activities relative to derivative instruments, the Company believes that the adoption of SFAS No. 133 on January 1, 2000 will not have a significant effect on its financial statements.
   In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 134") Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial position.
  In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135") Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authorative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the years ended December 31, 1998, 1997, and 1996 included elsewhere in this report have been audited by BDO Seidman, LLP, Spokane, Washington. An index to such financial statements appears at Page 17 of this report.

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

                             PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information requested by this item is contained in the registrant's proxy statement filed under the Securities Act in connection with its 1998 annual meeting of stockholders, and is incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION.

  The information requested by this item is contained in the registrant's proxy statement filed under the Securities Act in connection with its 1998 annual meeting of stockholders, and is incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

  The information requested by this item is contained in the registrant's proxy statement filed under the Securities Act in connection with its 1998 annual meeting of stockholders, and is incorporated by reference herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information requested by this item is contained in the registrant's proxy statement filed under the Securities Act in connection with its 1998 annual meeting of stockholders, and is incorporated by reference herein.

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

10.12     Amendment  to  Asset Purchase Agreement dated  April  19,
          1996 between the registrant and Tabor Resources Corporation. Filed as Exhibit 10.12 to the registrant's quarterly report on Form 10-Q for the three month period ended March 31, 1996 and incorporated by reference herein.

10.13 Form of Lock-Up Agreement between the registrant and certain Selling Stockholders. Previously filed as and Exhibit
          10.13 to the registrant's statement on Form S-1 (Commission File No. 33-3882) and incorporated by reference herein.

10.14 Form of Lock-Up Agreement between the registrant and certain shareholders of Easton-Pacific and Riverside Mining Company. Filed as Exhibit C to the Agreement and Plan of Reorganization included in the registrant's registration statement on Form S-1 (Commission File No. 33-29361) and incorporated by reference herein.

10.15 Steininger Report on Evaluation of the Virginia City Properties dated July 6, 1997. Filed as Exhibit 10.15 to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

10.16     Henricksen Report on Virginia City Mining District  dated
          May 1997. Filed as Exhibit 10.16 to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

23.8 Consent of Tom Henricksen. Filed as Exhibit 23.8 to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

23.9 Consent of Roger Steininger. Filed as Exhibit 23.9 to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

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

FINANCIAL STATEMENTS. An index to the financial statements included in this report appears at page 17. The financial statements and supplementary data appears at page F/S-2 through F/S-15 of this report.

REPORTS ON FORM 8-K.

     A report on Form 8-K disclosing the resignation of James A.
Fish and the appointment of Raymond A. Hanson as President and CEO was filed by the registrant on October 6, 1998.

     A report on From 8-K disclosing the receipt of default notices for non payment of rental/royalties due on leaseholds of Alder
Gulch claims was filed by the registrant on October 27, 1998.


   [The balance of this page has been intentionally left blank.]

                    HANOVER GOLD COMPANY, INC.

                   INDEX TO FINANCIAL STATEMENTS

                                                             Page

Report of Independent Certified Public Accountants        F/S-1

Financial Statements:

  Balance Sheets as of December 31, 1998
   and December 31, 1997                                  F/S-2

  Statements of Loss for the Years Ended December 31,
   1998, 1997, 1996, and for the period from
   inception (May 2, 1990) to December 31, 1998           F/S-3

  Statements of Changes in Stockholders' Equity
    for the period from inception (May 2, 1990)
    to December 31, 1998                                  F/S-4

  Statements of Cash Flow for the Years Ended
     December 31, 1998, 1997, 1996, and for the period
     from inception (May 2, 1990) to December 31, 1998    F/S-8

  Summary of Accounting Policies                          F/S-9

  Notes to Financial Statements                           F/S-10

  Signatures                                              F/S-16

 [The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hanover Gold Company, Inc.
Spokane, Washington

We have audited the accompanying balance sheets of Hanover Gold Company, Inc. as of December 31, 1998 and 1997, and the related statements of loss, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the statements of loss, stockholders' equity and cash flows for the period from inception (May 2, 1990) through December 31, 1998, except that we did not audit these financial statements for the period from inception (May 2, 1990) through December 31, 1995; those statements were audited by other auditors whose report dated March 29, 1996, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements give retroactive effect to the mergers of Hanover Gold Company, Inc., Hanover Resources, Inc. and Group S Limited which have been accounted for as a combination of entities under common control as described in Note 2 to the financial statements. We did not audit the statements of loss, changes in stockholder's equity and cash flows of Hanover Resources, Inc. and Group S Limited for the year ended December 31, 1995 and for the period from inception (May 2, 1990) through December 31, 1995, which statements reflect total revenues of $432,730 for the period from inception (May 2, 1990) through December 31, 1995. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Hanover Gold Company, Inc., Hanover Resources, Inc., and Group S Limited for the period from date of inception (May 2, 1990) through December 31, 1995, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 and the period from inception (May 2, 1990) through December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has no recurring source of revenue, has incurred losses since inception and, at December 31, 1998, has negative working capital. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

March 5, 1998
                               F/S-1

                    HANOVER GOLD COMPANY, INC.
                         BALANCE SHEETS

        ASSETS (NOTE 1)

December 31,                                  1998         1997
------------------------------------------------------------------
CURRENT ASSETS:
 Cash                                  $   28,632      $    180,083
 Prepaid expenses and other
  current assets                            81,030          102,699
------------------------------------------------------------------
  Total current assets                     109,662          282,782

FIXED ASSETS:
 Furniture and equipment,
  net of Accumulated
  depreciation of $130,510
  and $110,358                              97,539          134,069
 Mineral properties,
  net (Note 3)                           2,730,334       17,185,244

OTHER ASSETS:
Other assets                                37,842           23,994
------------------------------------------------------------------
TOTAL ASSETS                            $2,975,377     $ 17,626,089
==================================================================

LIABILITIES AND
 STOCKHOLDERS' EQUITY (Note 1)

CURRENT LIABILITIES:
 Accounts payable                      $    37,393      $    40,887
 Notes payable to
  shareholders (Note 5)                    428,491          320,405
 Accrued payroll and
  payroll taxes                            13,068            58,803
 Other accrued expenses                     15,590           74,008
 Current portion of
  long-term debt                            10,522           77,703
------------------------------------------------------------------
Total current liabilities                  505,064          571,806

LONG-TERM DEBT, LESS
 CURRENT PORTION                                 -          148,515
------------------------------------------------------------------
Total liabilities                          505,064          720,321
------------------------------------------------------------------

COMMITMENTS AND
 CONTINGENCIES (Notes 3, 5, 6, and 7)

STOCKHOLDERS' EQUITY:
 (Notes 5, 6, and 7)
 Preferred stock, $0.001 par value;
  shares authorized 2,000,000,
  no shares outstanding                          -                -
 Common Stock, $0.0001 par value,
  shares authorized 48,000,000;
  issued and outstanding
  9,353,533 and 7,357,087
  shares respectively                          935              736
 Additional paid-in capital             26,308,712       24,606,379
 Deficit accumulated during the
  development stage                   (23,836,187)      (7,701,347)
 Treasury stock, at
  cost (19,668 shares)                     (3,147)                -
------------------------------------------------------------------
Total Stockholders equity                2,470,313       16,905,768
------------------------------------------------------------------
                                       $ 2,975,377     $ 17,626,089

     ------------------------------------------------
See accompanying summary of accounting policies and notes to financial statements.
                             F/S-2
                          HANOVER GOLD COMPANY, INC.
                              STATEMENTS OF LOSS

                       Cumulative Amounts
                   From Date of Inception         Year Ended December 31,
                    (May 2, 1990) through          ---------------------
                        December 31, 1998         1998      1997       1996
---------------------------------------------------------------------------
REVENUES (Note 2)           $  1,151,958   $        -   $      -   $   3,510
---------------------------------------------------------------------------
OPERATING EXPENSES:
 Cost of goods mined           1,987,483            -          -           -
 Depreciation and
  amortization                   162,759       35,995     28,483      26,722
 Provision for bad
  debt (Note 5)                  779,921            -          -           -
 Abandonment of mining
   interests (Note 3)         12,012,050   12,012,050          -           -
 Write-down of mineral
   property (Note 3)           2,300,000    2,300,000          -           -
 General and administrative
   expenses (Note 5)           6,249,772    1,063,579    960,619   1,284,915
---------------------------------------------------------------------------
 Total operating expenses     23,491,985   15,411,624    989,102   1,311,637
---------------------------------------------------------------------------
OPERATING LOSS              (22,340,027) (15,411,624)  (989,102) (1,308,127)

OTHER INCOME (EXPENSE):
Amortization of guaranty
 Fee (Note 7)                (1,457,170)    (688,585)  (768,585)           -
Interest income
 (expense), net                    2,025     (30,120)   (26,566)    (20,200)
Loss on sale of equipment       (41,015)      (4,511)    (3,996)           -
---------------------------------------------------------------------------
Total other
 income (expense)            (1,496,160)    (723,216)  (799,147)    (20,200)
---------------------------------------------------------------------------
Net loss (Note 2)          $(23,836,187)$(16,134,840)$(1,788,249)$(1,328,327)
===========================================================================
Net loss per share                            ($2.13)    ($0.32)     ($0.31)

Weighted average common
shares outstanding                         7,582,950   5,539,610   4,354,580

---------------------------------------------------------------
See accompanying summary of accounting policies and notes to financial statements.
         [The balance of this page has been intentionally left blank.]
                             F/S-3

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 1998

                                                                                  Deficit
                                                                                  Accumulated Stock-
                                   Common Stock    Additional                    During the  holders'
                                   -------------   Paid in  Subscription Treasury Development Equity
                                   Shares   Amount Capital  Receivable   Stock    Stage       Total
-----------------------------------------------------------------------------------------------------
Issuance of common stock
 for cash ($2.12/share)             188,141   $ 19  $402,481  $     -   $    -     $     -  $402,500
Issuance of common stock
 for cash ($0.28/share)              21,562      2     6,016         -       -           -     6,018
Cash contributed to capital               -      -     5,000         -       -           -     5,000
Net loss                                  -      -         -         -       -   (141,114) (141,114)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1990          209,703     21   413,497         -       -   (141,114)   272,404
Issuance of common stock to
 directors ($0.0004/share)           50,000      5        15         -       -           -        20
Issuance of common stock for
 claims and Engineering
 costs ($10.00/share)                57,252      6   572,513         -       -           -   572,519
Issuance of common stock
 or cash ($0.24/share)              739,377     74   166,596         -       -           -   166,670
Issuance of common stock
 or cash ($1.68/share)               67,146      6   113,744         -       -           -   113,750
Exercise of stock purchase
 Warrants ($2.40/share)              18,600      2    44,638         -       -           -    44,640
Exercise of stock purchase
 warrants ($5.00/share)              27,875      3   139,371         -       -           -   139,374
Cash contributed to capital               -      -    73,850         -       -           -    73,850
Net loss                                  -      -         -         -       -   (179,866) (179,866)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1991        1,169,953    117 1,524,224         -       -   (320,980) 1,203,361
Issuance of common stock
 for cash ($8.00/share)             178,125     18 1,424,982         -       -           - 1,425,000
Issuance of common stock
 for cash ($0.72/share)              54,634      5    39,995         -       -           -    40,000
Exercise of stock purchase
 warrants ($5.00/share)              10,400      1    51,999         -       -           -    52,000
Net loss                                  -      -         -         -       -   (314,878) (314,878)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1992        1,413,112    141 3,041,200         -       -   (635,858) 2,405,483
Issuance of common stock for
 interest in mineral
 property ($6.00/share)              37,500      4   224,996         -       -           -   225,000
Issuance of common stock to
 officer ($0.04/share)               31,791      3       747         -       -           -       750
Exercise of stock purchase
 Warrants ($6.40/share)             765,426     77 4,750,141 (649,360)       -           - 4,100,858
Net loss                                  -      -         -         -       -   (256,769) (256,769)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993        2,247,829    225 8,017,084 (649,360)       -   (892,627) 6,475,322
Exercise of stock purchase
 warrants ($6.40/share)             332,224     33 2,126,202         -       -           - 2,126,235
Cancellation of subscribed
 shares ($6.40/share)              (62,500)    (6) (399,994)   400,000       -           -         -
Cash contributed to capital               -      -    98,393         -       -           -    98,393
Net loss                                  -      -         -         -       - (1,362,954)(1,362,954)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994        2,517,553   $252$9,841,685$(249,360)   $   -$(2,255,581)$7,336,996

To Be Continued Next Page                      F/S - 4
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 1998
                                   (CONTINUED)

                                                                                   Deficit
                                                                                   Accumulated Stock-
                                   Common Stock     Additional                     During the  holders'
                                   -------------    Paid in  Subscription Treasury Development Equity
                                   Shares    Amount Capital  Receivable   Stock    Stage       Total
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994        2,517,553   $252 $9,841,685 $(249,360)  $   -  $(2,255,581) $7,336,996
Issuance of common stock
 for cash ($1.40/share)             535,714     53   749,947         -       -           -   750,000
Issuance of common stock
 for cash ($1.40/share)             178,571     18   249,982         -       -           -   250,000
Issuance of common stock
 for cash ($4.00/share)              50,000      5   199,995         -       -          -    200,000
Issuance of common stock in
 Satisfaction of vendor
 obligations ($4.24/share)           17,420      2    74,094         -       -           -    74,096
Issuance of common stock in
 satisfaction of vendor
 obligations ($4.00/share)           50,000      5   199,995         -       -           -   200,000
Issuance of common stock
 for cash ($4.00/share)             250,000     25   999,975         -       -           - 1,000,000
Issuance of common stock to
 officer at no cost                  49,459      5        15         -       -           -        20
Issuance of common stock
 pursuant to convertible
 debt                               337,074     34   281,414         -       -           -   281,448
Cash received for subscribed
 shares                                   -      -         -   249,360       -           -   249,360
Repurchase of previously issued
 shares ($6.40/share)               (5,750)    (1)  (36,799)         -       -           -  (36,800)
Net loss                                  -      -          -        -       - (2,329,190)(2,329,190)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995        3,980,041    398 12,560,303        -       - (4,584,771) 7,975,930
Issuance of common stock for
 mineral property
 rights ($16.00/share)                1,250      -    20,000         -       -           -    20,000
Issuance of common stock for
 mineral property rights
 ($8.00/share)                      131,250     13 1,049,987         -       -           - 1,050,000
Issuance of common stock for
 mineral property rights
 ($6.24/share)                       62,500      6   389,994         -       -           -   390,000
Issuance of common stock
 for cash ($2.00/share)             535,715     54 1,071,375         -       -           - 1,071,429
Issuance of common stock
 for cash, net Or issuance
 costs of $70,000
 ($5.00/share)                      250,000     25 1,179,975         -       -           - 1,180,000
Net loss                                  -        -       -         -       - (1,328,327)(1,328,327)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996        4,960,756  $ 496$16,271,634   $    -   $   -$(5,913,098)$10,359,032

To Be Continued Next Page

                                     F/S - 5

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 1998
                                   (CONTINUED)

                                                                                   Deficit
                                                                                   Accumulated Stock-
                                   Common Stock     Additional                     During the  holders'
                                   -------------    Paid in  Subscription Treasury Development Equity
                                   Shares   Amount  Capital  Receivable   Stock    Stage       Total
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996        4,960,756  $496 $16,271,634 $     -    $   -    $(5,913,098) $10,359,032
Issuance of common stock
 for services
 rendered ($3.80/share)              10,855     1      41,249       -        -           -      41,250
Grant of option to director
 as compensation for loan
 guaranty (Note 7)                        -     -   1,457,170        -       -           -   1,457,170
Deferred guaranty fee, subject
 to grant exercise (Note 7)               -     -   (688,585)        -       -           -   (688,585)
Issuance of common stock
 for cash ($5.00/share)             284,750    28   1,423,722        -       -           -   1,423,750
Issuance of common stock
 for an acquisition of
 Easton-Pacific (Note 2)          1,750,000   175   4,726,225        -       -           -   4,726,400
Issuance of common stock
 for cash ($2.00/share)             125,000    13     249,987        -       -           -     250,000
Issuance of common stock for
 cash ($5.00/share) (Note 7)        225,000    23   1,124,977        -       -           -   1,125,000
Issuance of common stock for
 mineral property rights                726     -          -         -       -           -         -
Net loss                                  -     -          -         -       -   (1,788,249)(1,788,249)
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997        7,357,087   736  24,606,379        -       -   (7,701,347) 16,905,768
Issuance of common stock for
 services rendered
 ($2.28/share)                       19,668     1      44,999        -       -           -       45,000
Amortization of deferred
 guaranty fee, subject
 to grant exercise                        -     -     688,585        -       -           -      688,585
Issuance of common stock
 for cash ($2.00/share)              65,000     6     129,993        -       -           -      129,999
Issuance of common stock
 for cash ($1.80/share)              90,833     9     163,491        -       -           -      163,500
Issuance of common stock
 for cash ($1.60/share)              37,500     3      59,997        -       -           -       60,000
Cancellation of common
 stock issued for property
 rights ($8.00/share)             (131,250)  (13)  (1,049,987)       -       -           -   (1,050,000)
Issuance of common stock
 for cash ($2.12/share)             216,014    21     457,929        -       -           -      457,950
Issuance of common stock
 for cash ($1.00/share)             300,000    30     299,970        -       -           -      300,000
Other                                   116     -           -        -       -           -            -
Issuance of common stock
 for cash ($0.72/share)             208,500    21     150,099        -       -           -      150,120
Issuance of common stock
 for cash ($0.50/share)             150,000  $ 15    $ 74,985    $   -   $   -       $   -    $  75,000

To Be Continued Next Page                      F/S - 6

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 1998
                                   (CONTINUED)

                                                                                  Deficit
                                                                                  Accumulated  Stock-
                                   Common Stock    Additional                     During the   holders'
                                   -------------   Paid in  Subscription Treasury Development  Equity
                                   Shares   Amount Capital  Receivable   Stock    Stage        Total
------------------------------------------------------------------------------------------------------
Issuance of common stock
 and options for cash
 ($0.38/share)                      466,666   $ 47  $174,953    $    -   $   -       $   -  $175,000
Issuance of common stock
 and options
 for cash ($0.25/share)             400,000     40    99,960         -       -           -   100,000
Issuance of common stock
 and options for services
 rendered ($0.59/share)             193,067     19   115,544         -       -           -   115,563
Options issued for
 accounts payable                         -      -    50,000         -       -           -    50,000
Options issued for
 services                                 -      -   238,668         -       -           -   238,668
Options exchanged for
 shares of common stock            (19,668)      -     3,147         - (3,147)           -         -
Net loss                                  -      -         -         -       -(16,134,840)(16,134,840)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998        9,353,533  $935 $26,308,712    $  - $(3,147)$(23,836,187)$2,470,313

See accompanying summary of accounting policies and notes to financial statements.
[The balance of this page has been intentionally left blank.]
                                     F/S -7

                          HANOVER GOLD COMPANY, INC.
                           STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                     From Date of Inception       Year Ended December 31,
                      (May 2, 1990) through       --------------------------
                          December 31, 1998       1998       1997       1996
------------------------------------------------------------------------------
Operating activities:
 Net loss                     $(23,836,187)$(16,134,840)$(1,788,249)$(1,328,327)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
 Loss on sale of equipment           41,014       4,510      3,996           -
 Abandonment of
  mining interests               12,012,050  12,012,050          -           -
 Write-down of mineral
  properties                      2,300,000   2,300,000          -           -
 Depreciation and depletion         162,759      35,995     28,483      26,722
 Common stock and options
  issued for services               643,667     402,377     41,250           -
 Amortization of deferred
 guaranty fee                     1,457,170     688,585    768,585           -
 Write-off of note receivable       779,921           -          -           -
Changes in operating assets
 and liabilities, Excluding
 effect of Easton acquisition:
 (Increase) decrease in
 supplies inventory                       -           -     10,000      19,494
(Increase) decrease in
 prepaid expenses                  (53,443)      21,669     22,255      32,384
 (Increase) decrease in
 other assets                      (37,842)    (13,848)      (570)     (3,500)
 Increase (decrease) in
 accounts payable                   108,774     (3,494)   (31,964)   (214,738)
 Increase (decrease) in
 accrued expenses                   123,746    (54,153)     25,761    (45,027)
-------------------------------------------------------------------------------
Net cash used in
 operating activities           (6,298,371)   (741,149)  (920,453) (1,512,992)
-------------------------------------------------------------------------------
Investing activities:
 Proceeds from sale
  of equipment                       27,901         325     12,300           -
 Net repayment under
  shareholder advances                    -           -          -      70,715
 Repayments (advances)
  under notes receivable        (1,089,219)           -          -          -
 Purchase of furniture
  and equipment                   (363,613)     (4,300)   (73,118)    (78,262)
 Additions to
  mineral properties           (10,383,585) (1,050,771)(1,724,701) (1,346,696)
-------------------------------------------------------------------------------
Net cash used in
 investing activities          (11,808,516) (1,054,746)(1,785,519) (1,354,243)
-------------------------------------------------------------------------------
Financing activities:
 Borrowings under note
  payable to shareholder             73,405           -          -      23,405
 Proceeds from sale of
 common stock                    17,479,545   1,611,570  2,798,750   2,251,429
 Proceeds from issuance
  of convertible debt               215,170           -          -           -
 Proceeds from issuance
  of long term debt                  45,000           -     45,000           -
 Repayment of
  long-term debt                  (172,343)    (72,065)   (54,048)    (46,228)
 Proceeds from
  related party                     108,086     108,086          -           -
 Collection of subscription
 receivable                         249,360           -          -           -
 Repurchase of common stock        (39,947)     (3,147)          -           -
 Capital contributions              177,243           -          -           -
-------------------------------------------------------------------------------
Net cash provided by
 financing activities            18,135,519   1,644,444  2,789,702   2,228,606
-------------------------------------------------------------------------------
Net increase (decrease) in
cash and cash equivalents            28,632   (151,451)     83,730   (638,629)

Cash and cash equivalents,
beginning of period                       -     180,083     96,353     734,982
-------------------------------------------------------------------------------
Cash and cash equivalents,
 end of period                   $  28,632   $  28,632  $ 180,083    $ 96,353
===============================================================================
Supplemental disclosure of
 cash flow information:
 Cash paid during
  the year for:
   Interest                      $  101,181   $  42,068  $  35,068   $  23,181
   Income taxes                  $        -   $       -  $       -   $       -

Supplemental schedule of non-cash investing and financing activities (Note 8)
     ------------------------------------------------------
See accompanying summary of accounting policies and notes to financial statements.

                             F/S-8
               HANOVER GOLD COMPANY, INC.
               SUMMARY OF ACCOUNTING POLICIES

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

MINERAL PROPERTIES  Mineral properties include the cost of
               property acquired. These costs will be amortized against subsequent revenues, or charged to operations at the time the related property is determined to have an impairment of value.

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

NET LOSS PER SHARE  SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As the Company's stock options and warrants are antidilutive for all periods presented only basic EPS is presented. At December 31, 1998 and December 31, 1997 outstanding options and warrants to purchase 3,472,398 and 633,243 shares of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

INCOME TAXES        Income taxes are provided based on the
               liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.
MANAGEMENT'S
ESTIMATES           The preparation of financial statements in
               conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL
INSTRUMENTS         The carrying amounts reported in the balance
               sheets as of December 31, 1998 and 1997 for cash equivalents, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of notes payable to stockholders cannot be determined.

                               F/S-9
STOCK BASED
COMPENSATION        Statement of Financial Accounting Standards
               SFAS No. 123 ("SFAS No.123"), Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

               HANOVER GOLD COMPANY, INC.
               NOTES TO FINANCIAL STATEMENTS

1.   DEVELOPMENT STAGE
  OPERATIONS AND
  GOING CONCERN         The Company has been in the development
               stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at December 31, 1998 has negative working capital.
               Additionally, in response to continued depressed gold price, and the impact of the Montana
               Initiative 137 (which limits the use of the Cyanide Heap Leach process and is currently being litigated in the Montana judicial system), during 1998 the Company abandoned a significant portion of its mining interests in Montana and recognized a write-down in the carrying value of remaining capitalized mineral properties. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.
               Management of the Company has undertaken certain actions to address these conditions. These actions include negotiations with the owners of the leased properties which the Company abandoned to enter into new agreements with terms more favorable to the Company, searching for joint venture partners to provide the necessary funding for the Company's project and reducing corporate activities and expenses. To the extent additional funds are required, the Company will attempt to raise these funds through additional borrowings or extensions on shareholder debt or through future sales of shares of its common stock. To date, the Company has contracted with a consultant to assist with the various fund raising alternatives. There can be no assurances that the Company will be successful in executing these actions. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

2.   BUSINESS
 COMBINATION   In September 1996, the Company acquired all of the issued
               and outstanding shares of common stock of Group S
               Limited ("Group S") and Hanover Resources, Inc.
               ("Resources") in exchange for 739,377 and 734,493 shares of the Company's common stock. In connection with the acquisitions, 906,250 shares of the Company's common stock held by Resources were canceled. Group S and Resources both held mining claims and interests contiguous to those of the Company. As certain of the Company's shareholders, officers, and directors controlled
               Group S and Resources, the acquisitions were accounted for as a combination of entities under common control similar to a pooling of interests.
               Accordingly, the financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity.

                  On September 30, 1997, the Company
               acquired all of the outstanding shares of Easton-Pacific and Riverside Mining Company ("Easton"), an inactive mining company holding mineral claims contiguous to those of the Company, in exchange for 1,750,000 shares of the Company's common stock. The acquisition of Easton has been accounted for using the purchase method of accounting, and accordingly, the accounts of Easton have been reflected in the financial statements from the date of acquisition. The purchase price of $4,787,000 (which includes transaction costs of approximately $60,000) has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition.

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

                            F/S - 10

YEAR ENDED DECEMBER 31,            1997           1996
----------------------------------------------------------
Revenues            $           -    $      54,275
Net loss            $ (1,869,563)    $ (1,408,960)
Net loss per share  $      (0.28)    $      (0.06)
==========================================================

3.   MINERAL PROPERTIES
                    Mineral properties represents amounts paid to
               acquire property rights and for services rendered in the exploration, drilling, sampling, engineering, and other related technical services toward the evaluation and development of the Alder Gulch group of claims in Montana's Virginia City Mining District.

               The Company's investment in mineral properties consisted of the following:

DECEMBER 31,              1998           1997
--------------------------------------------------------
Mining properties     $  2,730,334   $ 14,803,488
Deferred exploration
  Expenditures                  -      2,395,986
Accumulated
 depreciation                    -       (14,230)
---------------------------------------------------------
                      $  2,730,334   $ 17,185,244
=========================================================

               During the fourth quarter of 1998, primarily in response to the passage of Montana Initiative 137, the Company abandoned its rights to a substantial portion of its mineral claims. In connection with the abandonment, the Company wrote-off $11,855,672 of capitalized mining costs pertaining to these claims. In connection with the abandonment of these mineral properties, the Company performed an evaluation of the net realizable value of the remaining mineral properties held by the Company. As a result of this evaluation, the Company wrote-off $2,300,000 to approximate the remaining estimated carrying value of this property. Additionally, during fourth quarter of 1998 the Company settled litigation involving a 1996 conveyance of mineral interest. In exchange for the release of its rights to the mineral interest, the Company received and retired 131,250 shares of its common stock originally issued to acquire the rights. Finally, during the fourth quarter of 1998, the Company deeded back to the seller two properties in satisfaction of unpaid note payable balances of $143,632.

4. INCOME TAXES  At December 31, 1998 and 1997, the Company had deferred tax assets of approximately $7,500,000 and $2,500,000 principally arising from net operating loss carryforwards for income tax purposes. At
               December 31, 1998 the Company had a deferred tax liability of $920,000 arising from the tax treatment in reporting the carrying value of the Company's mineral property acquired from Easton.
               As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset of $6,580,000 and $732,000 has been established at both December 31, 1998 and 1997.

               At December 31, 1998, the Company has net operating loss carryforwards totaling approximately $19,290,000 which expire in the years 2005 through 2012. The use of approximately $200,000 of these carryforwards is subject to limitations imposed by the Internal Revenue Code.

5. RELATED PARTY   In 1994 and 1995, the Company advanced $1,222,000 and
   TRANSACTIONS  $373,000 pursuant to terms of a note receivable to an entity partially owned by a shareholder for purposes
               of refurbishing and operating milling facilities located near the Company's mineral properties.
               The related party entity was to repay the advances based on the flow of ore processed at the mill.
               The Company recovered approximately $595,000 of the advances through 1995, at which time milling operations ceased. In 1995, the Company wrote down the carrying value of the note receivable by approximately $780,000. In 1996, the milling facilities were transferred together with the Company's secured interest therein, to a third party.
                            F/S  - 11

               In 1995, the Company entered into an agreement, as amended, (collectively, the "Stock Purchase Agreement") with Mr. N. A. Degerstrom and associates whereby the Company granted the group the right to purchase up to 1,500,000 shares of the Company's common stock and the right to appoint certain officers and directors of the Company. Shares subject to terms of the Stock Purchase Agreement, of which 714,475 and 535,525 were purchased in 1995 and 1996, were as follows:

                Per Share            Total
Shares     Purchase Price    Consideration
--------------------------------------------
714,475          $   1.40     $  1,000,000
535,525          $   2.00     $  1,071,050
250,000          $   4.00     $  1,000,000
--------------------------------------------
1,500,000                     $  3,071,050
=============================================

               In December 1996 and 1995, the Company received aggregate advances from Mr. Degerstrom and Mr. Steinbaum, a former director, of $298,405 and $50,000, respectively, and made repayments on those advances of $275,000 in 1996 plus interest at 9%. During 1998, the Company received an additional $108,086 from Mr. Degerstrom. At December 31, 1998 and 1997, the Company owed Mr. Degerstrom $181,491 and $73,405.

               From 1990 through 1995, the Company paid $2,400 for annual rent of office space leased from Mr.
               Schmid, a significant shareholder.

               During 1996, the Company paid $65,438 for sampling and assaying services to a company controlled by Mr. Degerstrom and purchased equipment for $30,000 from this same entity. During 1997, the Company paid $3,067 to the same company for surveying services. During 1998, the Company paid this same company $129,279 and issued 193,067 shares of common stock for drilling and assaying services.

               During 1996, the Company paid $90,000 and $49,500 in consulting fees to Mr. Fred Schmid and Mr.
               Steven Schmid, significant shareholders and former officers.

               During 1991, the Company borrowed $215,170 from certain shareholders pursuant to the terms of a 10% convertible promissory note. During 1995, the shareholders elected to convert the amount owed them, including accrued interest of $66,278, into 1,348,295 shares of the Company's common stock.

               As part of its acquisition of Easton-Pacific in 1997 (Note 2), the Company assumed a $247,000 note payable to Mr. Nierengarten, an officer of Easton-Pacific. The note has a stated interest rate of 12% and is due on demand.

6. COMMITMENT AND
 CONTINGENCIES      The Company leases its corporate office space on a
               month-to-month basis. Rent expense for the   years
               ended December 31, 1998, 1997, and 1996 was approximately $22,000, $28,000 and $28,000.

               The Company's Board of Directors authorized a verbal agreement with the Company's chief executive officer and major stockholder, Mr. Hanson, to pay his salary in options for the purchase of shares of the Company's common stock. In addition, the Company leases office space from this same stockholder at an annual rate of $10,000, which is paid in options to purchase shares of the Company's common stock.

7. STOCKHOLDERS'            REVERSE STOCK SPLIT
 EQUITY
                    In May 1998, the Board of Directors
               authorized a 1 for 4 reverse stock split. This reverse stock split was performed by the Company granting to all stockholders as of the date of record one share of common stock to replace every four shares of stock currently outstanding. All references in the financial statements referring to the number of shares, share prices, per share amounts, options and warrants have been adjusted retroactively for the effect of this reverse stock split.
                            F/S - 12
               COMMON STOCK WARRANTS

               In 1990, the Company issued common stock warrants granting rights to purchase up to 37,500 shares of the Company's common stock at $2.40 per share through September 1991. Warrants to purchase 18,600 shares of common stock were exercised in 1991.

               In 1991, the Company issued common stock warrants granting rights to purchase up to 1,143,125 shares of the Company's common stock at $5.00 per share through August 1992 and at $6.40 per share from September 1992 through March 1994. Warrants to purchase 27,875 and 10,400 shares of the Company's common stock at $5.00 per share were exercised in 1991 and 1992. Warrants to purchase 765,426 and 332,224 shares of the Company's common stock at $6.40 per share were exercised in 1993 and 1994.

               In March 1997, the Company issued a three-year option to purchase 578,242 shares of the Company's common stock at $5.00 per share to a shareholder in exchange for a shareholder's guarantee of the Company's mineral property obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black Scholes option pricing model, was $1,450,000 and was amortized to expense over the guaranty period. During 1997, 225,000 shares of common stock were issued pursuant to the option.

               During 1998, the Company issued 25,000 stock warrants to Mr. Wilson, a consultant of the Company, in exchange for services performed relative to certain mineral property negotiations.
               These warrants are exercisable at $2.00 per share and expire in February 2003.

               During 1998, the Company issued 58,020 stock warrants to Mr. Fish, the out-going president of the Company, as payment in full for his salary for the period of service provided. These warrants are exercisable at $0.0001 per share and expire in December 2003.

               During 1998, the Company issued 1,600,000 stock warrants in conjunction with the sale of the Company's common stock. These warrants are exercisable at $0.50 per share and expire in December 2003. In addition 386,134 stock warrants were issued as payment for drilling services to a company owned by Mr. Degerstrom. These warrants are exercisable at $0.50 per share and expire in December 2003.

               STOCK OPTION PLAN

               The Company has a stock plan ("the 1995 Plan") under which eligible employees and directors of the Company may be granted stock options, stock appreciation rights or restricted stock. Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000. Grants of options, appreciation rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant. Options granted under the 1995 plan vest immediately.

               Stock option activity under the 1995 Plan is summarized as follows:

                                               Weighted Average
                                      Options       Share Price
---------------------------------------------------------------
Outstanding at
  December 31, 1995                   200,000      $       6.40
Granted                                     -                 -
Exercised                                   -                 -
Expired                                     -                 -
----------------------------------------------------------------
Outstanding at
  December 31, 1996                   200,000              6.40
Granted                                30,000              1.50
Exercised                                   -                 -
Expired                                     -                 -
---------------------------------------------------------------
Outstanding at
  December 31, 1997                   230,000              5.76
Granted                               770,000              1.19
Exercised                                   -                 -
Expired                                     -                 -
---------------------------------------------------------------
Outstanding at
  December 31, 1998                 1,000,000      $       1.49
===============================================================

                            F/S - 13

               SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 35 percent; risk-free interest rate of 6 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted to employees in 1998 and 1997 was $0.19 and $0.23 per option.
               Under the accounting provisions of SFAS No. 123, the Company's net loss and loss per share for each of the three years in the period ended December 31, 1998 would have been adjusted to the pro forma amounts indicated below:

                                 Year Ended December 31,
                              ------------------------------
                             1998           1997          1996
--------------------------------------------------------------
Net loss
  As reported      $ (16,134,840)  $ (1,788,249) $ (1,328,327)
  Pro forma          (16,148,417)    (1,815,249)   (1,328,327)
Loss per share
  As reported      $       (2.13)  $      (0.32) $      (0.31)
  Pro forma                (2.13)         (0.33)        (0.31)
==============================================================

               The following table summarizes information about stock options and warrants outstanding at December
               31, 1998:

                                            Options and Warrants Out-
       Weighted Average Number Outstanding  standing and Exercisable
               Exercise    and Exercisable  Weighted Average Remaining
                 Prices        at 12/31/98  Contractual Life (years)
               --------------------------------------------
                 $ 0.0001         58,020                   5.0
                 $ 0.3750        582,500                   9.8
                 $ 0.5000      1,986,134                   4.9
                 $ 1.5000         30,000                   8.9
                 $ 2.0000         25,000                   4.3
                 $ 2.2500        187,500                   9.3
                 $ 5.0000        353,244                   1.2
                 $ 6.4000        200,000                   1.4
                 $ 8.0000         50,000                   0.2
               ---------------------------------------------
            $0.0001 - $8.0000  3,472,398                   5.3
               =============================================

  [The balance of this page has been intentionally left blank.]

                            F/S - 14

8.   SUPPLEMENTAL        Supplemental schedule ofnon-cash investing and
 DISCLOSURES OF CASH-    financing activities.
 FLOW INFORMATION

                  Cumulative Amounts From
          Date of Inception (May 2, 1990)             December 31,
                     Through December 31,         --------------------
                                     1998        1998       1997     1996
---------------------------------------------------------------------------
Mineral property rights
 Acquired in exchange for:
  Issuance of
   common stock                $2,257,518     $    -     $    -  $1,460,000
  Issuance of long-
   term debt                      263,946          -          -     263,946
  Note receivable                 309,298          -          -     309,298
  Fixed Assets                     66,177          -          -      66,177
 Issuance of shares of
  common stock in
  satisfaction of vendor
  obligations                      50,000     50,000          -           -
 Conversion of notes
  payable and accrued
  interest to common stock        137,816          -          -           -
 Equipment acquired through
  issuance of
  long-term debt                   17,548          -     17,548           -
 Cancellation of stock
  issued in exchange
  for mineral property          1,050,000  1,050,000          -           -
 Mineral property
  transferred to extinguish
  long term debt                  143,631    143,631          -           -
Common stock issued to
  acquire net assets of
  Easton-Pacific,
  including:
   Prepaid expenses                27,585          -     27,585           -
   Mineral properties           4,969,721          -  4,969,721           -
   Notes payable                  247,000          -    247,000           -
   Accounts payable                 2,715          -      2,715           -
   Accrued expenses             $  21,191   $      -   $ 21,191    $      -
============================================================================

[The balance of this page has been intentionally left blank.]

                                 F/S - 15

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HANOVER GOLD COMPANY, INC.

                           By: /s/ Raymond A. Hanson
                              ---------------------
                              Raymond A. Hanson, its President
                              and Chief Executive Officer
                              Date: March 31, 1999

                           By: /s/ Wayne Schoonmaker
                              ----------------------
                              Wayne Schoonmaker, its
                              Principal Accounting Officer
                              Date: March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      By:  /s/ Neal A. Degerstrom        By: /s/ Wayne Schoonmaker
           ----------------------            ---------------------
           Neal A. Degerstrom                Wayne Schoonmaker
           Director                          Secretary and Treasurer
           Date: March 31, 1999              Date:  March 31, 1999

      By:  /s/ Tim Babcock               By: /s/ Karl E. Elers
           ---------------                   -----------------
           Tim Babcock                       Karl E. Elers
           Director                          Director
           Date: March 31, 1999              Date:  March 31, 1999

      By:   /s/ James A. Fish
            -----------------
            James A. Fish
            Director
            Date: March 31, 1999

                             F/S-16