Form 10-Q
period 1999-03-31
HANOVER GOLD COMPANY INC
filed 1999-05-14
CIK 778165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999
                               OR
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

          HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED MARCH 31, 1999

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


                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Period Ended March 31, 1999.

Three months Ended March 31, 1999 compared to the three months Ended March 31, 1998.

During the three months ended March 31, 1999, the Company generated no revenue. General and administrative expenses decreased to $138,027 for the three-month period ended March 31, 1999 as compared to $199,459 for the three-month period ended March 31, 1998. The decrease is principally attributed to reductions in lease expenses and accounting fees, and gain on the disposition of equipment. For the three months ended March 31, 1999, the Company experienced a loss of $140,621, or $0.01 per share, compared to a loss of $453,125, or approximately $0.06 per share, during the comparable period in the previous year. Included in the 1998 loss was a $242,862 charge representing amortization of the value of options granted for a guaranty of future company obligations. There was no comparable charge in the first three months of 1999.

First Quarter 1999

During  the  first quarter 1999, the company's loss amounted  to  $140,621;
approximately  45% of which were payroll-related costs   exclusive  of  the
value of options due the company's President for compensation and rent.

Liquidity and Capital Resources.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At March 31, 1999, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. As a result of the termination of three of its leases in September and October of 1998 and the assignment of a purchase contract in February 1999, the Company's rental/royalty and purchase payments were reduced by $469,300 to $1,122,310 in 1998, by $1,863,000 to $80,227 in 1999, and by $3,274,500 to $17,777 in 2000. The
Company has taken a $14,312,000 write down to reflect the loss of its investment in the claims and asset impairment as of December 31, 1998.

On September 30, 1997 the Company was effectively merged with Easton-Pacific through the Company's acquisition of all of the issued and outstanding shares of capital stock of Easton Pacific in exchange for 1,750,000 shares of its common stock. Allowing for lock-up periods and absence of sufficient trading volume, the fair market value of the Company's shares issued to acquire Easton Pacific, including direct acquisition costs of $60,500, was determined to be $4,787,000. Easton Pacific's annual rental obligations for 1999 and 2000 total approximately $22,000.
                                    -1-
Due to the Company's lack of revenues and negative working capital, the Company's independent certified public accountants included a paragraph in the Company's 1998 financial statements relative to a going concern uncertainty. The Company has financed its obligations during 1998 by selling 2,044,264 shares of its common stock to certain affiliates of the Company for prices ranging between $2.12 and $0.25 per share. The declining prices at which the Company has been able to sell its shares reflects a corresponding decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market or as quoted on the OTC Bulletin Board for the period during which the sales were made. Five-year warrants for 1,300,000 shares exercisable at $0.50 per share were granted in the aggregate to three affiliates of the Company in connection with the sale of 866,666 shares in 1998. In January 1999 three of the affiliates collectively loaned $45,000 to the Company in exchange for demand promissory notes bearing interest at a rate equal to the prime rate of interest from time to time offered by Bank of America, NA plus two percent, and five-year warrants for 360,000 shares of common stock in the aggregate exercisable at $0.25 per share. Also in January, one of the affiliates purchased 200,000 shares of common stock for $0.25 per share and received a five-year warrant for 300,000 shares exercisable at $0.50 per share. 100,000 shares were sold to a non-affiliate of the Company in February 1999 for $0.25 per share. The Company does not know how long it will be able to borrow from or sell equity to its affiliates or others and can give no assurance that it will be able to finance its obligations for the balance of 1999 and thereafter.

Although market prices for the Company's stock tend to fluctuate they have overall declined from $1.25 per share at May 6, 1997 ($5.00 post recapitalization) to $0.125 per share at March 31, 1999, largely as a consequence of the significant drop in world gold prices and the passage of I-137, which prohibits the use of cyanide in new or expanded open pit mining operations, in the State of Montana.

As previously reported the Company was unable to meet Nasdaq's enhanced requirements to maintain a $1.00 bid price for its shares and on December 4, 1998 the Company was delisted from the Nasdaq SmallCap Market and its shares commenced to be quoted on the OTC Bulletin Board. Since being delisted the market price for the Company's stock has declined 44% to $0.125 per share at March 31, 1999.

Although the Company expects to meet its 1999 obligations using borrowed funds and funds from the sale of shares of common stock, due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner, the Company can give no assurance that it will be able to finance its obligations for the balance of 1999 and thereafter. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $23,976,808 from its inception through March 31, 1998. Unless the Company is able to borrow or sell shares of its common stock it will continue to experience a shortage of working capital.

In order to reduce costs, in October 1998 the Company relocated its offices from Coeur d'Alene, Idaho to the Spokane, Washington offices of the Company's President, Raymond A. Hanson. Mr. Hanson's annual compensation of $90,000 is payable in options for 200,000 shares of common stock and the Company's annual rent is payable in options for 20,000 shares of the Company's common stock. The terms of the options, which are granted quarterly, are for five years and are exercisable at $0.50 per share. In March 1999 N. A. Degerstrom Inc. was granted a five-year option for 228,642 shares exercisable at $0.25 per share. The option was granted to cancel a payable to Degerstrom Inc in the amount of $57,160.

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

At March 31, 1999, Hanover had a net deferred tax asset of approximately $7,500,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.
                                    -2-
Unless there is a significant increase in the price for gold and unless I-137 is reversed and the Company is able to reacquire the Alder Gulch claims under more favorable conditions, management does not believe that it will be able to negotiate a joint venture or other financing to conduct exploration and development activities on the Company's properties. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $276.30/oz August 27, 1998. At March 31, 1999 the price of gold was $279.90/oz.

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

Due to the difficulties of operating in the State of Montana, the Company is investigating other opportunities in areas more conductive to mining activity. In March 1999 the Company signed a letter of intent to acquire certain mining claims located in Chile for 100,000 shares of the Company's common stock and $17,000 cash.

The Company is aware of the issues associated with the programming code in computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company's hardware and software consist of recently purchased year 2000 compliant products and the Company is continuing to address the issue throughout the year, the year 2000 problem is not anticipated to have a significant impact on the Company's operations.

In June 1997, the Financial Accounting Standards Board ("FASB") issued No. 130 ("SFAS No.130"), Reporting Comprehensive and Income, and Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As the Company operates within one segment, the adoption of SFAS No. 131 by the Company in 1998, did not have a significant impact on the Company's financial position. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

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

In October 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 134 ("SFAS No. 134") Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which effectively changes the way mortgage banking firms account for certain securities and other interests they retain after securitizing mortgage loans that were held for sale. The adoption of SFAS No. 134 is not expected to have a material impact on the Company's financial position.
                                    -3-
In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135") Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authorative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.

Cash  flows  for  the three months ended March 31, 1999  were  as  follows:
During the three months ended March 31, 1999, the Company's cash position decreased $12,000, to $16,000. During the three-month period, the Company used $101,000 in operating activities, primarily as a result of the reported $141,000 net loss. Investing activities realized proceeds of $24,000 from the sale of equipment. During the period, the Company received $75,000 from the sale of 300,000 common shares.

                  PART II - OTHER INFORMATION

Item 1. Legal Proceedings.  None

Item 2. Changes in Securities.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 200,000 shares of its common stock for $0.25 per share to an affiliate in January 1999 and 100,000 shares of its common stock for $0.25 per share in February 1999, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

                                    -4-

                   HANOVER GOLD COMPANY, INC.
                        TABLE OF CONTENTS
                                                             Page
Condensed Balance Sheets as of March 31, 1999
  and December 31, 1998                                     F/S-2

Condensed Statements of Operations for the three
  months Ended March 31, 1999 and 1998, and for
  the period from inception (May 2, 1990)
  to March 31, 1999                                         F/S-3

Condensed Statements of Changes in Stockholders'
  Equity for the period from inception (May 2, 1990)
  to March 31, 1999                                         F/S-4

Condensed Statements of Cash Flow for the three
  months Ended March 31, 1999 and for the period
  from inception (May 2, 1990)
  to March 31, 1999                                         F/S-8

Notes to Condensed Interim Financial Statements            F/S-10

Signatures                                                 F/S-12

 [The balance of this page has been intentionally left blank.]

                              F/S-1

                          HANOVER GOLD COMPANY, INC.
                                BALANCE SHEETS

ASSETS                                      March 31,1999    December 31,1998
------------------------------------------------------------------------------
Current Assets:
 Cash                                          $  16,452           $   28,632
 Prepaid expenses and
  other current assets                             51,630              81,030
------------------------------------------------------------------------------
   Total current assets                            68,082             109,662

Fixed Assets:
 Furniture and equipment,
  net of accumulated depreciation
  of $101,477 and $130,510                         78,684              97,539
 Mineral properties, net                        2,730,334           2,730,334

Other Assets:
 Other assets                                      37,842              37,842
------------------------------------------------------------------------------
Total Assets                                    2,914,942          $2,975,377
==============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                              $   23,305         $    37,393
 Notes payable to shareholders                    365,331             428,491
 Accrued payroll and payroll taxes                 10,543              13,068
 Other accrued expenses                            22,899              15,590
 Current portion of long-term debt                  6,012              10,522
------------------------------------------------------------------------------
Total current liabilities                         428,090             505,064

Long-term debt, less current portion                    -                   -
------------------------------------------------------------------------------
Total liabilities                                 428,090             505,064
------------------------------------------------------------------------------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.001 par value;
  shares authorized 2,000,000,
  no shares outstanding                                 -                   -
 Common Stock, $0.0001 par value,
   shares authorized 48,000,000;
   issued and outstanding 9,653,533
   and 9,353,533 shares respectively                  965                 935
 Additional paid-in capital                    26,465,842          26,308,712
 Deficit accumulated during the
   development stage                         (23,976,808)        (23,836,187)
 Treasury stock, at cost (19,668 shares)          (3,147)             (3,147)
------------------------------------------------------------------------------
Total Stockholders equity                       2,486,852           2,470,313
------------------------------------------------------------------------------
                                              $ 2,914,942        $  2,975,377

                                     F/S-2

                           HANOVER GOLD COMPANY, INC.
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                         Date of Inception     Quarter         Quarter       Quarter
                         (May 2, 1990)         Ended           Ended         Ended
                         through March 31,`99  March 31,'99    March 31,'98  March 1,'97
-----------------------------------------------------------------------------------------
Revenue                           $ 1,151,958       $     0         $     0       $    0

Operating expenses:
Cost of goods mined                 1,987,483             0               0            0
Depreciation and amortization         169,275         6,516           8,939        4,769
Provision for bad debt                779,921             0               0            0
Abandonment of mining
 interests (Note 3)                12,012,050             -               -            -
Write-down of mineral
 property (Note 3)                  2,300,000             -               -            -
General and administrative
 expenses                           6,387,799       138,027         199,459      180,683
                                   ----------      --------        --------     --------
Total operating expenses           24,788,486       144,543         208,418      185,452
-----------------------------------------------------------------------------------------
Operating loss                   (23,636,528)     (144,543)       (208,418)    (185,452)

Other Income (expense):
Amortization of Guaranty Fee      (1,457,170)             0       (242,862)            0
Interest and other
 (expense) net                        (6,114)       (8,139)         (1,845)        1,741
Gain (Loss) on disposition
 of assets                           (28,954)        12,061               0      (8,255)
                                   ----------    ----------       ---------      -------

Total other income (expense)      (1,492,238)         3,922       (244,707)      (6,514)
-----------------------------------------------------------------------------------------
Net loss                        ($23,976,808)    ($140,621)      ($453,125)   ($191,966)
=========================================================================================
Net loss per share (F1)                             ($0.01)         ($0.06)      ($0.04)

Weighted average common
shares outstanding (F1)                           9,443,533       7,397,742    4,965,460
____________________

<F1> Restated - Note 2

                             F/S-3

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1999

                                                                              Deficit
                                                                              Accumulated
                           Common Stock      Additional                       During the   Stockholders'
                           ----------------  Paid in    Subscription Treasury Development  Equity
                           Shares    Amount  Capital    Receivable   Stock    Stage        Total
-------------------------------------------------------------------------------------------------------
Issuance of common stock
 for cash ($2.12/share)      188,141  $  19    $402,481    $    -     $   -     $      -      $402,500
Issuance of common stock
 for cash ($0.28/share)       21,562      2       6,016          -        -            -         6,018
Cash contributed to capital        -      -       5,000          -        -            -         5,000
Net loss                           -      -           -          -        -    (141,114)     (141,114)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1990    209,703     21     413,497          -        -    (141,114)       272,404
Issuance of common stock
 to directors($0.0004/share)  50,000      5          15          -        -            -            20
Issuance of common stock
 for claims and Engineering
 costs ($10.00/share)         57,252      6     572,513          -        -            -       572,519
Issuance of common stock
 for cash ($0.24/share)      739,377     74     166,596          -        -            -       166,670
Issuance of common stock
 for cash ($1.68/share)       67,146      6     113,744          -        -            -       113,750
Exercise of stock purchase
 warrants ($2.40/share)       18,600      2      44,638          -        -            -        44,640
Exercise of stock purchase
 warrants ($5.00/share)       27,875      3     139,371          -        -            -       139,374
Cash contributed to capital        -      -      73,850          -        -            -        73,850
Net loss                           -      -           -          -        -    (179,866)     (179,866)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1991  1,169,953    117   1,524,224          -        -    (320,980)     1,203,361
Issuance of common stock
 for cash ($8.00/share)      178,125     18   1,424,982          -        -            -     1,425,000
Issuance of common stock
 for cash ($0.72/share)       54,634      5      39,995          -        -            -        40,000
Exercise of stock purchase
 warrants ($5.00/share)       10,400      1      51,999          -        -            -        52,000
Net loss                           -      -           -          -        -    (314,878)     (314,878)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1992  1,413,112    141   3,041,200          -        -    (635,858)     2,405,483
Issuance of common stock
 for interest in mineral
 property ($6.00/share)       37,500      4     224,996          -        -            -       225,000
Issuance of common stock
 to officer ($0.04/share)     31,791      3         747          -        -            -           750
Exercise of stock purchase
 warrants ($6.40/share)      765,426     77   4,750,141  (649,360)        -            -     4,100,858
Net loss                           -      -           -          -        -    (256,769)     (256,769)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1993  2,247,829    225   8,017,084  (649,360)        -    (892,627)     6,475,322
Exercise of stock purchase
 warrants ($6.40/share)      332,224     33   2,126,202          -        -            -     2,126,235
Cancellation of subscribed
 shares ($6.40/share)       (62,500)    (6)   (399,994)    400,000        -            -             -
Cash contributed to capital        -      -      98,393          -        -            -        98,393
Net loss                           -      -           -          -        -  (1,362,954)   (1,362,954)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1994  2,517,553   $252  $9,841,685 $(249,360)    $   - $(2,255,581)   $ 7,336,996

To Be Continued Next Page
                                     F/S - 4

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1999
                                   (continued)

                                                                              Deficit
                                                                              Accumulated
                           Common Stock      Additional                       During the   Stockholders'
                           ----------------  Paid in    Subscription Treasury Development  Equity
                           Shares    Amount  Capital    Receivable   Stock    Stage        Total
-------------------------------------------------------------------------------------------------------
Balance, December 31,1994  2,517,553  $ 252  $9,841,685 $(249,360)     $  - $(2,255,581)    $7,336,996
Issuance of common stock
 for cash ($1.40/share)      535,714     53     749,947          -        -            -       750,000
Issuance of common stock
 for cash ($1.40/share)      178,571     18     249,982          -        -            -       250,000
Issuance of common stock
 for cash ($4.00/share)       50,000      5     199,995          -        -           -        200,000
Issuance of common stock
 in satisfaction of vendor
 obligations ($4.24/share)    17,420      2      74,094          -        -            -        74,096
Issuance of common stock
 in satisfaction of vendor
 obligations ($4.00/share)    50,000      5     199,995          -        -            -       200,000
Issuance of common stock
 for cash ($4.00/share)      250,000     25     999,975          -        -            -     1,000,000
Issuance of common stock
 to officer at no cost        49,459      5          15          -        -            -            20
Issuance of common stock
 pursuant to
 convertible debt            337,074     34     281,414          -        -            -       281,448
Cash received for
 subscribed shares                 -      -           -    249,360        -            -       249,360
Repurchase of previously
 issued shares($6.40/share)  (5,750)    (1)    (36,799)          -        -            -      (36,800)
Net loss                           -      -           -          -        -  (2,329,190)   (2,329,190)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1995  3,980,041    398  12,560,303          -        -  (4,584,771)     7,975,930
Issuance of common stock
 for mineral property
 rights ($16.00/share)         1,250      -      20,000          -        -            -        20,000
Issuance of common stock
 for mineral property
 rights ($8.00/share)        131,250     13   1,049,987          -        -            -     1,050,000
Issuance of common stock
 for mineral property
 rights ($6.24/share)         62,500      6     389,994          -        -            -       390,000
Issuance of common stock
 for cash ($2.00/share)      535,715     54   1,071,375          -        -            -     1,071,429
Issuance of common stock
 for cash net of issuance
 costs of $70,000
 ($5.00/share)               250,000     25   1,179,975          -        -            -     1,180,000
Net loss                           -        -         -          -        -  (1,328,327)   (1,328,327)
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1996 4,960,756   $496 $16,271,634       $  -     $  - $(5,913,098)   $10,359,032

To Be Continued Next Page
                                     F/S - 5

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1999
                                   (continued)

                                                                              Deficit
                                                                              Accumulated
                           Common Stock      Additional                       During the  Stockholders'
                           ----------------  Paid in    Subscription Treasury Development Equity
                           Shares    Amount  Capital    Receivable   Stock    Stage       Total
-------------------------------------------------------------------------------------------------------
Balance, December 31,1996  4,960,756  $ 496 $16,271,634     $    -    $   - $(5,913,098)   $10,359,032
Issuance of common stock
 for services
 rendered ($3.80/share)       10,855      1      41,249          -        -            -        41,250
Grant of option to director
 as compensation for loan
 guaranty (Note 7)                 -      -   1,457,170          -        -            -     1,457,170
Deferred guaranty fee,
 subject to grant
 exercise (Note 7)                 -      -   (688,585)          -        -            -     (688,585)
Issuance of common stock
 for cash ($5.00/share)      284,750     28   1,423,722          -        -            -     1,423,750
Issuance of common stock
 for an acquisition of
 Easton-Pacific (Note 2)   1,750,000    175   4,726,225          -        -            -     4,726,400
Issuance of common stock
 for cash ($2.00/share)      125,000     13     249,987          -        -            -       250,000
Issuance of common stock for
 cash($5.00/share)(Note7)    225,000     23   1,124,977          -        -            -     1,125,000
Issuance of common stock
 for mineral property rights     726      -           -          -        -            -             -
Net loss                           -      -           -          -        -  (1,788,249)   (1,788,249)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1997  7,357,087    736  24,606,379          -        -  (7,701,347)    16,905,768
Issuance of common stock
 for services rendered
 ($2.28/share)                19,668      1      44,999          -        -            -        45,000
Amortization of deferred
 guaranty fee, subject to
 grant exercise                    -      -     688,585          -        -            -       688,585
Issuance of common stock
 for cash ($2.00/share)       65,000      6     129,993          -        -            -       129,999
Issuance of common stock
 for cash ($1.80/share)       90,833      9     163,491          -        -            -       163,500
Issuance of common stock
 for cash ($1.60/share)       37,500      3      59,997          -        -            -        60,000
Cancellation of common
 stock issued for property
 rights ($8.00/share)      (131,250)   (13) (1,049,987)          -        -            -   (1,050,000)
Issuance of common stock
 for cash ($2.12/share)      216,014     21     457,929          -        -            -       457,950
Issuance of common stock
 for cash ($1.00/share)      300,000     30     299,970          -        -            -       300,000
Other                            116      -           -          -        -            -             -
Issuance of common stock
 for cash ($0.72/share)      208,500     21     150,099          -        -            -       150,120
Issuance of common stock
 for cash ($0.50/share)      150,000   $ 15   $  74,985     $    -  $     -     $      -    $   75,000

To Be Continued Next Page
                                     F/S - 6

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         From the Date of Inception (May 2, 1990) through March 31, 1999
                                   (continued)

                                                                              Deficit
                                                                              Accumulated
                           Common Stock      Additional                       During the   Stockholders'
                           ----------------  Paid in    Subscription Treasury Development  Equity
                           Shares    Amount  Capital    Receivable   Stock    Stage        Total
-------------------------------------------------------------------------------------------------------
Issuance of common stock
 and options
 for cash ($0.38/share)      466,666   $ 47    $174,953      $   -     $  -      $     -      $175,000
Issuance of common stock
 and options
 for cash ($0.25/share)      400,000     40      99,960          -        -            -       100,000
Issuance of common stock
 and options for services
 rendered ($0.59/share)      193,067     19     115,544          -        -            -       115,563
Options issued for
 accounts payable                  -      -      50,000          -        -            -        50,000
Options issued for services        -      -     238,668          -        -            -       238,668
Options exchanged for shares
 of common stock            (19,668)      -       3,147          -  (3,147)            -             -
Net loss                           -      -           -          -        - (16,134,840)  (16,134,840)
-------------------------------------------------------------------------------------------------------
Balance, December 31,1998  9,353,533    935  26,308,712          -  (3,147) (23,836,187)     2,470,313
Issuance of common stock
 and options for
 cash ($0.25/share)          300,000     30      74,970          -        -            -        75,000
Options issued for
 accounts payable                  -      -      57,160          -        -            -        57,160
Options issued for services        -      -      25,000          -        -            -        25,000
Net loss                           -      -           -          -        -    (140,621)     (140,621)
-------------------------------------------------------------------------------------------------------
Balance, March 31,1999     9,653,533   $965 $26,465,842      $   - $(3,147)$(23,976,808)    $2,486,852

                              -------------------------------------------------
                 See accompanying summary of accounting policies and notes to financial statements.

                                      F/S-7

                          HANOVER GOLD COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                            Date of Inception     Three months   Three months
                            (May 2, 1990)         Ended          Ended
                            through March 31,`99  March 31, 1999 March 31, 1998
                            --------------------  -------------- --------------
Operating activities:
 Net loss                          $ (23,976,808)   $ (140,621)    $ (453,125)
Adjustments to reconcile
 net loss to net cash used
 in operating activities:
 Loss(Gain) on sale of equipment           28,953      (12,061)              -
 Abandonment of mining interests       12,012,050             -              -
 Write-down of mineral properties       2,300,000             -              -
 Depreciation and depletion               169,275         6,516          8,959
 Common stock and options issued
  for services                            668,667        25,000              -
 Amortization of deferred
  guaranty fee                          1,457,170             -        242,862
 Common stock issued to officers
  and directors                                 -             -         45,000
 Write-off of note receivable             779,921             -              -
Changes in operating assets
 and liabilities:
 (Increase)decrease in
  supplies inventory                            -             -              -
 (Increase)decrease in
  prepaid expenses                       (24,043)        29,400       (32,675)
 (Increase)decrease in
  other assets                           (37,842)             -              -
 Increase(decrease) in
  accounts payable                         94,686      (14,088)       (20,192)
 Increase (decrease) in
  accrued expenses                       128,530          4,784       (37,663)
 -----------------------                 --------    ----------      ---------
Net cash used in operating activities   (6,399,441)   (101,070)      (181,484)
-------------------------------------------------------------------------------
Investing activities:
 Proceeds from sale of equipment           52,301        24,400             -
 Repayment (Advances) under
  notes receivable                    (1,089,219)             -             -
 Purchase of furniture & equipment      (363,613)             -          (407)
 Additions to mineral properties     (10,383,585)                    (201,273)
 -----------------------             ------------       -------      ---------
Net cash used in
 investing activities                (11,784,116)        24,400      (201,680)
------------------------------------------------------------------------------
Financing activities:
 Borrowings under note payable
  to shareholder                           67,405       (6,000)              -
 Proceeds from sale of common stock    17,554,545        75,000        348,500
 Proceeds from issuance of
  convertible debt                        215,170             -              -
 Proceeds from issuance of
  long term debt                           45,000             -              -
 Repayment of long-term debt            (176,853)       (4,510)       (35,329)
 Proceeds from related party              108,086             -              -
 Collection of subscription
  receivable                              249,360             -              -
 Repurchase of common stock              (39,947)             -              -
 Capital contributions                   177,243              -              -
 ---------------------------           ----------      --------       --------
Net cash provided by
 financing activities                 18,200,009        64,490         313,171
-------------------------------------------------------------------------------
Net increase (decrease) in cash          (16,452)      (12,180)       (69,993)
Cash and cash equivalent,
  beginning of period                         -         28,632        180,083
 -------------------------             ---------      --------     ----------
Cash and cash equivalent,
  end of period                      $ (16,452)      $ 16,452       $ 110,090
===============================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                             $ 102,398      $ 1,217         $ 7,936
   Income taxes                                 -             -              -

                                     F/S-8
                          HANOVER GOLD COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                  (continued)

                            Date of Inception     Three months   Three months
                            (May 2, 1990)         Ended          Ended
                            through March 31,`99  March 31, 1999 March 31, 1998
                            --------------------  -------------- --------------
Supplemental schedule
 of non-cash investing and
 Financing activities
   Mineral property rights
      acquired in exchange for:
      Issuance of common stock       $ 1,460,000       $      -      $       -
      Issuance of long-term debt         263,946              -              -
      Notes receivables                  309,298              -              -
Fixed assets                              66,177              -              -

   Mineral rights relinquished
      upon cancellation
      of shares issued               (1,050,000)              -    (1,050,000)

   Issuance of shares of common
      stock in satisfaction
      of vendor obligations               74,096              -              -

   Conversion of notes payable
      and accrued interest to
      Common stock                     $ 281,448         $    -     $       -

         [The balance of this page has been intentionally left blank.]

                                     F/S-9
                        HANOVER GOLD COMPANY, INC.
              NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                                (Unaudited)

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation at March 31, 1999 have been included. Operating results for the three- month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

1. Nature of business:

 The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 1999, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:

 In March 1997, the Company issued a three-year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and has been amortized to expense over the
guaranty period.   The amount of expense recorded in the first three months
of 1998 totaled $688,585 and completed amortization of the total value of the options.

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

                                  F/S-10
3.   Property:

 Nearly all of the Company's Alder Gulch claims are leased claims coupled with options to purchase. The Company does not own these claims outright, but instead pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities. The Company elected not to pay rentals and royalties of $233,800 (September 1, 1998) and $518,000 (October 1, 1998) to three landowner-lessors of the Alder Gulch mining claims pending the outcome of Montana's Initiative 137. On November 3, 1998 I-137 was passed into law. Its passage bans new or expanded open pit gold mines from using cyanide in their processes. Since cyanide is a critical component in the low cost processing of gold ore, management is of the opinion that the banning of cyanide eliminates the Company's ability to ever negotiate a joint venture and put it's properties into production. Having failed to make its rental and royalty payments the Company received 30 day default notices for each of the payments withheld under the three Alder Gulch leases. Although the Company was provided, in each instance, 30 days in which to pay the delinquent rentals and royalties and thereby cure the defaults, the Company declined to make such payments. As a result, the leases reverted to the landowner-lessors and the Company took a write down in the amount of $14,312,050, against its assets in the fourth quarter of 1998.

       [The balance of this page has been intentionally left blank.]

                                  F/S -11


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HANOVER GOLD COMPANY, INC.

                                  By:   /s/ Raymond A. Hanson
                                        ----------------------
                                        Raymond A. Hanson, its
                                        President
                                        Date: May 14, 1999


                                  By:   /s/ Wayne Schoonmaker
                                        ----------------------
                                        Wayne Schoonmaker, its
                                        Principal Accounting Officer
                                        Date: May 14, 1999



                                  F/S-12