Form 10-Q
period 1999-06-30
HANOVER GOLD COMPANY INC
filed 1999-08-13
CIK 778165

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999
                               OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from _____________ to _____________

                Commission file number:  0-23022

                   HANOVER GOLD COMPANY, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                           11-2740461
 (State or other jurisdiction       (IRS Employer Identification
          of incorporation)                       No.)

                 424 S. Sullivan Rd., Suite #300
                   Veradale, Washington 99037
            (Address of principal executive offices)

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

              HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
             ON FORM 10-Q FOR THE QUARTERLY PERIOD
                      ENDED JUNE 30, 1999

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

                      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1. The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1999.

Six months ended June 30, 1999 compared to the six months ended June 30, 1998.

During the three months ended June 30, 1999, the Company generated no revenue. General and administrative expenses decreased to $226,644 for the six-month period ended June 30, 1999 as compared to $380,098 for the six-month period ended June 30, 1998. The decrease is principally attributed to reduced salary, rent, and accounting expenses. For the six months ended June 30, 1999, the Company experienced a loss of $244,468, or $0.03 per share, compared to a loss of $895,871, or $0.12 per share, during the comparable period in the previous year. Included in the 1998 loss was a $485,724 charge representing amortization of the value of options granted for a guaranty of future company obligations. There was no comparable charge in the first six months of 1999.

Second Quarter 1999

During the second quarter 1999, the company's loss amounted to $103,847, which represents a 76% reduction from the second quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At June 30, 1999, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. As a result of the termination of three of its leases in September and October of 1998 and the assignment of a purchase contract in February 1999, the Company's rental/royalty and purchase payments were reduced by $1,863,000 to $80,227 in 1999, and by $3,274,500 to $17,777 in 2000. The Company has taken a $14,312,000 write down to reflect the loss of its investment in the claims and asset impairment as of December 31, 1998.

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

Due to the Company's lack of revenues and negative working capital, the Company's independent certified public accountants included a paragraph in the Company's 1998 financial statements relative to a going concern uncertainty. The Company has financed its obligations during 1998 by selling 2,044,264 shares of its common stock to certain affiliates of the Company for prices ranging between $2.12 and $0.25 per share. Five-year warrants for 1,300,000 shares exercisable at $0.50 per share were granted in the
                                 -Page 1-
aggregate to three affiliates of the Company in connection with the sale of 866,666 shares in 1998. In January and March of 1999 affiliates of the Company collectively loaned $60,000 to the Company in exchange for demand promissory notes bearing interest at a rate equal to the prime rate of interest from time to time offered by Bank of America, NA plus two percent, and five-year warrants for 480,000 shares of common stock in the aggregate exercisable at $0.25 per share. An affiliate also purchased 200,000 shares of common stock for $0.25 per share and received a five-year warrant for 300,000 shares exercisable at $0.50 per share. 100,000 shares were sold to a non-affiliate of the Company in February 1999 for $0.25 per share.
600,000 additional shares have been sold at $0.125 per share to certain affiliates and non-affiliates through the date of this report. The purchasers of the shares have been granted five-year options exercisable at $0.25 per share for 1,200,000 shares in the aggregate. The declining prices at which the Company has been able to sell its shares reflects a corresponding decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market or quoted on the OTC Bulletin Board for the period during which the sales were made.

In March 1999 N. A. Degerstrom Inc. was granted a five-year option for 228,642 shares exercisable at $0.25 per share. The option was granted to cancel a payable to Degerstrom Inc. in the amount of $57,160.

The Company's stock continues to trade in the low numbers ($0.100 per share at June 30, 1999,) largely as a consequence of the continuing decline in world gold prices and the prohibition against the use of cyanide in new or expanded open pit mining operations, in the State of Montana.

Although the Company expects to meet its 1999 obligations using borrowed funds and funds from the sale of shares of common stock, due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner, the Company can give no assurance that it will be able to finance its obligations for the balance of 1999 and thereafter. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $24,080,655 from its inception through June 30, 1999. Unless the Company is able to borrow or sell shares of its common stock it will continue to experience a shortage of working capital.

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

Unless there is a significant increase in the price for gold, the ban against the use of cyanide is lifted and the Company is able to reacquire the Alder Gulch claims under reasonable terms, management does not believe that it will be able to negotiate a joint venture or other financing to conduct exploration and development activities on the Company's properties. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $255.40/oz July 12, 1999.

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

Due to the difficulties of operating in the State of Montana, the Company is investigating other opportunities in areas more conducive to mining activity. In March 1999 the Company signed a letter of intent to acquire the rights to certain mining claims located in Chile for 100,000 shares of the Company's common stock and $17,000 cash. The Company believes it will be successful in acquiring these rights.

At June 30, 1999, Hanover had a net deferred tax asset of approximately $7,500,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

The Company is aware of the issues associated with the programming code in computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00.

  The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company's hardware and software consist of recently purchased year 2000 compliant products and the Company
                                 -Page 2-
is continuing to address the issue throughout the year, the year 2000 problem is not anticipated to have a significant impact on the Company's operations.

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

Cash flows for the six months ended June 30, 1999 were as follows: During the six months ended June 30, 1999, the Company's cash position decreased $6,098, to $22,534. During the six-month period, the Company used $146,751 in operating activities, primarily as a result of the reported $244,468 net loss. Investing activities realized proceeds of $24,400 from the sale of equipment. During the period, the Company received $150,000 from the sale of 900,000 common shares.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 300,000 shares of its common stock for $0.25 per share in January and February 1999 and 600,000 shares of its common stock for $0.125 per share between April 22 and June 30, 1999, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

                                 -Page 3-
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At their annual meeting held May 27, 1999 the shareholders of the Company approved the Company's 1998 Equity Incentive Plan. Holders of 5,993,238 shares voted in favor of the plan while holders of 586,275 shares voted against or abstained from voting. The shareholders elected Neal A. Degerstrom, James A. Fish, Tim Babcock, and Karl E. Elers to continue as directors until the next annual meeting of shareholders or until their successors are elected and qualified. Votes cast for and against director nominees are as follows: Mr. Degerstrom - 7,204,449 for and 383,567 withheld; Mr. Fish - 7,204,449 for and 383,567withheld; Mr. Babcock - 7,202,059 for and 385,957 withheld; Mr. Elers - 7,204,329 for and 383,687 withheld. The shareholders also voted to appoint BDO Seidman, LLP to act as the Company's auditors for the year ending December 31, 1999. Holders of 7,218,869 shares of common stock voted in favor of the appointment, while holders of 369,147shares voted against or abstained from voting for the appointment.

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

                                 -Page 4-

                   HANOVER GOLD COMPANY, INC.

                        TABLE OF CONTENTS
                                                             Page

Condensed Balance Sheets as of June 30, 1999
  and December 31, 1998                                     F/S-2

Condensed Statements of Operations for the six months
  Ended June 30, 1999 and 1998, and for the period
  from inception (May 2, 1990) to June 30, 1999             F/S-3

Condensed Statements of Changes in Stockholders' Equity
  for the period from inception (May 2, 1990)
  to June 30, 1999                                          F/S-4

Condensed Statements of Cash Flow for the six months
  Ended June 30, 1999 and for the period from inception
  (May 2, 1990)to June 30, 1999                             F/S-8

Notes to Condensed Interim Financial Statements            F/S-10

Signatures                                                 F/S-12

 [The balance of this page has been intentionally left blank.]

                              F/S-1

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS

ASSETS
                                                  June 30,1999       December 31,1998
--------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash                                                $ 22,534         $   28,632
 Prepaid expenses and other current assets             23,664             81,030
--------------------------------------------------------------------------------
   Total current assets                                 46,198           109,662

FIXED ASSETS:
 Furniture and equipment, net of accumulated
   depreciation of $107,465 and $130,510                72,696            97,539
 Mineral properties, net                             2,730,334         2,730,334

OTHER ASSETS:
 Other assets                                           37,842            37,842
--------------------------------------------------------------------------------
TOTAL ASSETS                                         2,887,070        $2,975,377
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                    $  22,822       $    37,393
 Notes payable to shareholders                         346,603           428,491
 Accrued payroll and payroll taxes                       2,847            13,068
 Other accrued expenses                                 55,289            15,590
 Current portion of long-term debt                       1,503            10,522
--------------------------------------------------------------------------------
Total current liabilities                              429,064           505,064

LONG-TERM DEBT, LESS CURRENT PORTION                         -                 -
--------------------------------------------------------------------------------
Total liabilities                                      429,064           505,064
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value; shares
   authorized 2,000,000, no shares outstanding               -                 -
 Common Stock, $0.0001 par value, shares
   authorized 48,000,000; issued and outstanding
   10,253,533 and 9,353,533 shares respectively          1,025               935
 Additional paid-in capital                         26,540,783        26,308,712
 Deficit accumulated during the
   development stage                              (24,080,655)      (23,836,187)
 Treasury stock, at cost (19,668 shares)               (3,147)           (3,147)
--------------------------------------------------------------------------------
Total Stockholders equity                            2,458,006         2,470,313
--------------------------------------------------------------------------------
                                                   $ 2,887,070       $  2,975,377
=====================================================

                                      F/S-2

                           HANOVER GOLD COMPANY, INC.
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                     Date of Inception     Quarter       6 Months      Quarter       6 Months
                     (May 2, 1990)         Ended         Ended         Ended         Ended
                     through June 30,`99   June 30,'99   June 30,'99   June 30,'98   June 30,'98
                     -------------------   -----------   -----------   -----------   -----------                ------------
Revenue                      $ 1,151,958       $    -         $    -       $    -        $     -
OPERATING EXPENSES:
Cost of goods mined            1,987,483            -              -            -              -
Depreciation and amortization    175,263        5,988         12,504        9,125         18,084
Provision for bad debt           779,921            -              -            -              -
Abandonment of mining
 interests (Note 3)           12,012,050            -              -            -              -
Write-down of mineral
 property (Note 3)             2,300,000            -              -            -              -
General and administrative
 expenses                      6,476,416       88,617        226,644      180,639        380,098
                             -----------     --------        -------      -------        -------
Total operating expenses      23,731,133       94,605        239,148      189,764        398,182
------------------------     -----------     --------        -------      -------        -------
OPERATING LOSS              (22,579,175)     (94,605)      (239,148)    (189,764)      (398,182)
OTHER INCOME (EXPENSE):
Amortization of Guaranty     (1,457,170)            -              -    (242,862)      (485,724)
Interest and other
 Fee (expense) net              (15,356)      (9,242)       (17,381)     (10,120)       (11,965)
Gain (Loss) on disposition
  of assets                     (28,954)             -        12,061             -             -
                              ----------     --------       --------     --------       --------
Total other income (expense) (1,501,480)      (9,242)        (5,320)    (252,982)      (497,689)
---------------------------   ----------     --------       --------     --------       --------
Net loss                   ($24,080,655)   ($103,847)      (244,468)   ($442,746)     ($895,871)
========                   =============   ==========      =========   ==========     ==========
Net loss per share <F1>                       ($0.01)         (0.03)      ($0.06)        ($0.12)
Weighted average common
shares outstanding <F1>                     9,969,533      9,775,422    7,470,595      7,434,358
---------------------------

<F1> Restated - Note 2

                             F/S-3
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999

                                                                               Deficit
                                                                               Accumulated Stock-
                            Common Stock     Additional                        During the  holders'
                            ---------------  Paid in    Subscription  Treasury Development Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage       Total
----------------------------------------------------------------------------------------------------
Issuance of common stock
 for cash ($2.12/share)      188,141   $19    $402,481        $  -        $  -       $  -   $402500
Issuance of common stock
 for cash ($0.28/share)       21,562     2       6,016            -          -          -      6018
Cash contributed
 to capital                        -     -       5,000            -          -          -      5000
Net loss                           -     -           -            -          -  (141,114)  (141114)
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1990           209,703    21     413,497            -          -  (141,114)    272404
Issuance of common stock to
 directors ($0.0004/share)    50,000     5          15            -          -          -        20
Issuance of common stock for
 claims and Engineering
 costs ($10.00/share)         57,252     6     572,513            -          -          -    572519
Issuance of common stock
 for cash ($0.24/share)      739,377    74     166,596            -          -          -    166670
Issuance of common stock
 for cash ($1.68/share)       67,146     6     113,744            -          -          -    113750
Exercise of stock purchase
 warrants ($2.40/share)       18,600     2      44,638            -          -          -     44640
Exercise of stock purchase
 warrants ($5.00/share)       27,875     3     139,371            -          -          -    139374
Cash contributed to capital        -     -      73,850            -          -          -     73850
Net loss                           -     -           -            -          -  (179,866)  (179866)
---------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1991         1,169,953   117   1,524,224            -          -  (320,980)   1203361

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated  Stock-
                            Common Stock     Additional                        During the   holders'
                            ---------------  Paid in    Subscription  Treasury Development  Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage        Total
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1991         1,169,953   117   1,524,224            -          -  (320,980)   1203361
Issuance of common stock
 for cash ($8.00/share)      178,125    18   1,424,982            -          -          -   1425000
Issuance of common stock
 for cash ($0.72/share)       54,634     5      39,995            -          -          -     40000
Exercise of stock purchase
 warrants ($5.00/share)       10,400     1      51,999            -          -          -     52000
Net loss                           -     -           -            -          -  (314,878)  (314878)
---------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1992         1,413,112   141   3,041,200            -          -  (635,858)   2405483
Issuance of common stock
 for interest in mineral
 property ($6.00/share)       37,500     4     224,996            -          -          -    225000
Issuance of common stock
 to officer ($0.04/share)     31,791     3         747            -          -          -       750
Exercise of stock purchase
 warrants ($6.40/share)      765,426    77   4,750,141    (649,360)          -          -   4100858
Net loss                           -     -           -            -          -  (256,769)  (256769)
---------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1993         2,247,829   225   8,017,084    (649,360)          -  (892,627)   6475322
Exercise of stock purchase
 warrants ($6.40/share)      332,224    33   2,126,202            -          -          -   2126235
Cancellation of subscribed
 shares ($6.40/share)       (62,500)   (6)   (399,994)      400,000          -          -         -
Cash contributed to capital        -     -      98,393            -          -          -     98393
Net loss                           -     -           -            -          -(1,362,954) (1362954)
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1994         2,517,553  $252  $9,841,685   $(249,360)      $   -$(2,255,581) $7336996

To Be Continued Next Page                      F/S - 4
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated  Stock-
                            Common Stock     Additional                        During the   holders'
                            ---------------  Paid in    Subscription  Treasury Development  Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage        Total
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1994         2,517,553  $252  $9,841,685   $(249,360)     $    -$(2,255,581) $7336996
Issuance of common stock
 for cash ($1.40/share)      535,714    53     749,947            -          -          -    750000
Issuance of common stock
 for cash ($1.40/share)      178,571    18     249,982            -          -          -    250000
Issuance of common stock
 for cash ($4.00/share)       50,000     5     199,995            -          -         -     200000
Issuance of common stock
 in satisfaction of vendor
 obligations ($4.24/share)    17,420     2      74,094            -          -          -     74096
Issuance of common stock
 in satisfaction of vendor
 obligations ($4.00/share)    50,000     5     199,995            -          -          -    200000
Issuance of common stock
 for cash ($4.00/share)      250,000    25     999,975            -          -          -   1000000
Issuance of common stock
 to officer at no cost        49,459     5          15            -          -          -        20
Issuance of common stock
 pursuant to
 convertible debt            337,074    34     281,414            -          -          -    281448
Cash received for
 subscribed shares                 -     -           -      249,360          -          -    249360
Repurchase of previously
 issued shares ($6.40/share) (5,750)   (1)    (36,799)            -          -          -   (36800)
Net loss                           -     -           -            -          -(2,329,190) (2329190)
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1995         3,980,041   398  12,560,303            -          -(4,584,771)   7975930

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated  Stock-
                            Common Stock     Additional                        During the   holders'
                            ---------------  Paid in    Subscription  Treasury Development  Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage        Total
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1995         3,980,041   398  12,560,303            -          -(4,584,771)   7975930
Issuance of common stock
 for mineral property
 rights ($16.00/share)         1,250     -      20,000            -          -          -     20000
Issuance of common stock
 for mineral property
 rights ($8.00/share)        131,250    13   1,049,987            -          -          -   1050000
Issuance of common stock
 for mineral property
 rights ($6.24/share)         62,500     6     389,994            -          -          -    390000
Issuance of common stock
 for cash ($2.00/share)      535,715    54   1,071,375            -          -          -   1071429
Issuance of common stock
 for cash net of issuance
  costs of $70,000
 ($5.00/share)               250,000    25   1,179,975            -          -          -   1180000
Net loss                           -        -        -            -          -(1,328,327) (1328327)
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1996         4,960,756  $496 $16,271,634        $   -       $  -$(5,913,098)$10359032

To Be Continued Next Page                      F/S - 5

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated  Stock-
                            Common Stock     Additional                        During the   holders'
                            ---------------  Paid in    Subscription  Treasury Development  Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage        Total
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1996         4,960,756  $496 $16,271,634     $      -     $    - $(5,913,098)$10359032
Issuance of common stock
 for services
 rendered ($3.80/share)       10,855     1      41,249            -          -          -     41250
Grant of option to
 director as compensation
 for loan guaranty (Note 7)        -     -   1,457,170            -          -          -   1457170
Deferred guaranty fee,
 subject to grant
 exercise (Note 7)                 -     -   (688,585)            -          -          -  (688585)
Issuance of common stock
 for cash ($5.00/share)      284,750    28   1,423,722            -          -          -   1423750
Issuance of common stock
 for an acquisition of
 Easton-Pacific (Note 2)   1,750,000   175   4,726,225            -          -          -   4726400
Issuance of common stock
 for cash ($2.00/share)      125,000    13     249,987            -          -          -    250000
Issuance of common stock for
 cash($5.00/share)(Note7)    225,000    23   1,124,977            -          -          -   1125000
Issuance of common stock
 for mineral property rights     726     -           -            -          -          -         -
Net loss                           -     -           -            -          -(1,788,249) (1788249)
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997         7,357,087   736  24,606,379            -          -(7,701,347)  16905768

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated  Stock-
                            Common Stock     Additional                        During the   holders'
                            ---------------  Paid in    Subscription  Treasury Development  Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage        Total
----------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1997         7,357,087   736  24,606,379            -          -(7,701,347)  16905768
Issuance of common stock
 for services rendered
 ($2.28/share)                19,668     1      44,999            -          -          -     45000
Amortization of deferred
 guaranty fee, subject to
 grant exercise                    -     -     688,585            -          -          -    688585
Issuance of common stock
 for cash ($2.00/share)       65,000     6     129,993            -          -          -    129999
Issuance of common stock
 for cash ($1.80/share)       90,833     9     163,491            -          -          -    163500
Issuance of common stock
 for cash ($1.60/share)       37,500     3      59,997            -          -          -     60000
Cancellation of common
 stock issued for property
 rights ($8.00/share)      (131,250)  (13) (1,049,987)            -          -          - (1050000)
Issuance of common stock
 for cash ($2.12/share)      216,014    21     457,929            -          -          -    457950
Issuance of common stock
 for cash ($1.00/share)      300,000    30     299,970            -          -          -    300000
Other                            116     -           -            -          -          -         -
Issuance of common stock
 for cash ($0.72/share)      208,500    21     150,099            -          -          -    150120
Issuance of common stock
 for cash ($0.50/share)      150,000   $15     $74,985          $ -       $  -       $  -    $75000

To Be Continued Next Page             F/S - 6

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH JUNE 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated  Stock-
                            Common Stock     Additional                        During the   holders'
                            ---------------  Paid in    Subscription  Treasury Development  Equity
                            Shares  Amount   Capital    Receivable    Stock    Stage        Total
----------------------------------------------------------------------------------------------------
Issuance of common stock
 and options
 for cash ($0.38/share)      466,666   $47    $174,953          $ -        $ -       $  -   $175000
Issuance of common stock
 and options for
 cash ($0.25/share)          400,000    40      99,960            -          -          -    100000
Issuance of common stock
 and options for services
 rendered ($0.59/share)      193,067    19     115,544            -          -          -    115563
Options issued for
 accounts payable                  -     -      50,000            -          -          -     50000
Options issued for services        -     -     238,668            -          -          -    238668
Options exchanged for
 shares of common stock     (19,668)     -       3,147            -    (3,147)          -         -
Net loss                           -     -           -            -          -(16,134,840)(16134840)
---------------------------------------------------------------------------------------------------
BALANCE,
 December 31, 1998         9,353,533   935  26,308,712            -    (3,147)(23,836,187)  2470313
Issuance of common stock
 and options
 for cash ($0.25/share)      300,000    30      74,970            -          -          -     75000
Options issued for
 accounts payable                  -     -      57,160            -          -          -     57160
Options issued for services        -     -      25,000            -          -          -     25000
Issuance of common
 stock and options
 for cash ($0.125/share)     600,000    60      74,940            -          -          -     75000
Net loss                           -     -           -            -          -  (244,468)  (244468)
----------------------------------------------------------------------------------------------------
BALANCE, June 30, 1999    10,253,533$1025 $26,540,782        $   -    $(3,147)$(24,080,655)$2458005
-------------------------------
See accompanying summary of accounting policies and notes to financial statements.

                                      F/S-7

                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                         Date of Inception     Six months       Six months
                                         (May 2, 1990)         Ended            Ended
                                         through June 30,`99   June 30, 1999    June 30, 1998
                                         -------------------   -------------    -------------
Operating activities:
 Net loss                                     $ (24,080,655)     $ (244,468)     $ (895,871)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Loss (Gain) on sale of equipment                     28,953        (12,061)               -
 Abandonment of mining interests                  12,012,050               -               -
 Write-down of mineral properties                  2,300,000               -               -
 Depreciation and depletion                          175,263          12,504          18,084
 Common stock and options issued for services        668,667          25,000               -
 Amortization of deferred guaranty fee             1,457,170               -         485,724
 Common stock issued to officers and directors             -               -          45,000
 Write-off of note receivable                        779,921               -               -
Changes in operating assets and liabilities:
 (Increase) decrease in supplies inventory                 -               -               -
 (Increase) decrease in prepaid expenses               3,924          57,366          69,617
 (Increase) decrease in other assets                (37,842)               -               -
 Increase (decrease) in accounts payable              94,203        (14,571)        (29,284)
 Increase (decrease) in accrued expenses            153,226           29,479        (84,261)
-----------------------------------------        -----------       ---------       ---------
Net cash used in operating activities            (6,445,120)       (146,751)       (390,991)
-----------------------------------------        -----------       ---------       ---------
Investing activities:
 Proceeds from sale of equipment                      52,301          24,400               -
 Repayment (Advances) under notes receivable     (1,089,219)               -              -
 Purchase of furniture and equipment               (363,613)               -         (3,715)
 Additions to mineral properties                (10,383,585)          24,400       (688,673)
-----------------------------------------       ------------       ---------       ---------
Net cash used in investing activities           (11,784,116)         24,400        (692,388)
-----------------------------------------       ------------       ---------       ---------

                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                             (Unaudited)(continued)

                                         Date of Inception     Six months       Six months
                                         (May 2, 1990)         Ended            Ended
                                         through June 30,`99   June 30, 1999    June 30, 1998
                                         -------------------   -------------    -------------

Financing activities:
 Borrowings under note payable to shareholder         48,677        (24,728)           (245)
 Proceeds from sale of common stock               17,629,545         150,000       1,111,450
 Proceeds from issuance of convertible debt          215,170               -               -
 Proceeds from issuance of long term debt             45,000               -               -
 Repayment of long-term debt                       (181,362)         (9,019)        (50,657)
 Proceeds from related party                         108,086               -               -
 Collection of subscription receivable               249,360               -               -
 Repurchase of common stock                         (39,947)               -               -
 Capital contributions                              177,243                -               -
 ----------------------                           ----------        --------       ---------
Net cash provided by financing activities        18,251,772          116,253       1,060,548
-----------------------------------------         ----------        --------       ---------
Net increase (decrease) in cash                       22,534         (6,098)        (22,831)
Cash and cash equivalent, beginning of period             -           28,632         180,083
---------------------------------------------     ----------        --------       ---------
Cash and cash equivalent, end of period          $   22,534        $               $ 157,252
=============================================     ==========        ========       =========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                                       $  103,864        $  2,683        $ 19,070
   Income taxes                                            -               -               -

                             F/S-8

                           HANOVER GOLD COMPANY, INC.
                        CONDENSED STATEMENTS OF CASH FLOW
                             (Unaudited)(continued)

                                         Date of Inception     Six months       Six months
                                         (May 2, 1990)         Ended            Ended
                                         through June 30,`99   June 30, 1999    June 30, 1998
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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation at June 30, 1999 have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

1. Nature of business:

   The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at June 30, 1999, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

2.   Common stock:

    In March 1997, the Company issued a three-year option to purchase 2,312,968 shares of the Company's common stock at $1.25 per share to a shareholder in exchange for the shareholder's guaranty of the Company's obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black-Scholes option pricing model, is $1,450,000 and has been amortized to expense over the guaranty period. The amount of expense recorded in the first six months of 1998 totaled $688,585 and completed amortization of the total value of the options.

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


                                  HANOVER GOLD COMPANY, INC.

                                  By:   /s/ Hobart Teneff
                                        ---------------------
                                        Hobart Teneff, its
                                        President
                                        Date: August 13, 1999


                                  By:   /s/ Wayne Schoonmaker
                                        ----------------------
                                        Wayne Schoonmaker, its
                                        Principal Accounting
                                        Officer
                                        Date: August 13, 1999

                             F/S-12