Form 10-Q
period 1999-09-30
HANOVER GOLD COMPANY INC
filed 1999-11-12
CIK 778165

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           ___________

                            FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1999
                               OR
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

           HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
              ON FORM 10-Q FOR THE QUARTERLY PERIOD
                    ENDED SEPTEMBER 30, 1999


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

                 PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The unaudited financial statements of the Company for the period covered by this report are included elsewhere in this report, beginning at page F/S-1.
The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.
For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1999.

Nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.
During the nine months ended September 30, 1999, the Company generated no revenue. General and administrative expenses decreased to $274,826 for the nine-month period ended September 30, 1999 as compared to $583,402 for the nine-month period ended September 30, 1998. The decrease is principally attributed to reduced salary, travel, and insurance expenses. For the nine months ended September 30, 1999, the Company experienced a loss of $302,843, or $0.03 per share, compared to a loss of $1,349,006, or $0.18 per share, during the comparable period in the previous year. Included in the 1998 loss was a $688,585 charge representing amortization of the value of options granted for a guaranty of future company obligations. There was no comparable charge in the first nine months of 1999.

Third Quarter 1999

During the third quarter 1999, the company's loss amounted to $58,375, which represents an 87% reduction from the third quarter
1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At September 30, 1999, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. As a result of the termination of three of its leases in September and October of 1998 and the assignment of a purchase contract in February 1999, the Company's rental/royalty and purchase payments were reduced by $1,863,000 to $80,227 in 1999, and by $3,274,500 to $17,777 in 2000. The Company has taken a $14,312,000 write down to reflect the loss of its investment in the claims and asset impairment as of December 31, 1998.

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

Due to the Company's lack of revenues and negative working capital, the Company's independent certified public accountants included a paragraph in the Company's 1998 financial statements relative to a going concern uncertainty. The Company has financed its obligations during 1998 by selling 2,044,264 shares of its common stock to certain affiliates of the Company for prices ranging
                               -1-
between $2.12 and $0.25 per share. Five-year warrants for 1,300,000 shares exercisable at $0.50 per share were granted in the aggregate to three affiliates of the Company in connection with the sale of 866,666 shares in 1998. In January and March of 1999 affiliates of the Company collectively loaned $60,000 to the Company in exchange for demand promissory notes bearing interest at a rate equal to the prime rate of interest from time to time offered by Bank of America, NA plus two percent, and five-year warrants for 480,000 shares of common stock in the aggregate exercisable at $0.25 per share. An affiliate also purchased 200,000 shares of common stock for $0.25 per share and received a five-year warrant for 300,000 shares exercisable at $0.50 per share. 100,000 shares were sold to a non-affiliate of the Company in February 1999 for $0.25 per share. 600,000 additional shares have been sold at $0.125 per share to certain affiliates and non-affiliates through the date of this report. The purchasers of the shares have been granted five-year options exercisable at $0.25 per share for 1,200,000 shares in the aggregate. In August and September 1999 the Company sold 250,000 shares at $0.10 per share and 285,716 shares at $0.07 per share to affiliates and non-affiliates. In connection with the sales the purchasers received options for a total of 1,214,290 shares of the Company's common stock exercisable over 5 years at $0.20 per share. Five-year options for a combined 120,000 shares of the Company's common stock exercisable at $0.25 per share were granted in July 1999 to affiliates of the Company. The declining prices at which the Company has been able to sell its shares reflects a corresponding decline in the market value of the Company's common stock as reported on the Nasdaq SmallCap Market or quoted on the OTC Bulletin Board for the period during which the sales were made.

In March 1999 N. A. Degerstrom Inc. was granted a five-year option for 228,642 shares exercisable at $0.25 per share and in July of 1999 was issued 436,827 shares of common stock to cancel payables in the aggregate of $111,763. In September the Company issued 395,200 shares at $0.075 per share to a non-affiliate of the Company to satisfy interest due on a loan assumed by the Company in the Easton-Pacific transaction.

The Company's stock continues to trade in the low numbers ($0.100 per share at September 30, 1999,) largely as a consequence of the continuing depressed price for gold worldwide and the prohibition against the use of cyanide in new or expanded open pit mining operations, in the State of Montana.

Although the Company expects to meet its 1999 obligations using borrowed funds and funds from the sale of shares of common stock, due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner for the exploration and development of its Virginia City properties, the Company can give no assurance that it will be able to finance its obligations for the balance of 1999 and thereafter. Because the Company has not been financially able to explore and develop its Virginia City properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $24,139,030 from its inception through September 30, 1999. Unless the Company is able to borrow or sell shares of its common stock it will continue to experience a shortage of working capital.

The Company's inability to advance its Virginia City properties to the commercial production stage is attributable to a number of factors, including Kennecott's unexpected withdrawal from the mining venture in 1995, the Company's lack of success through 1995 in consolidating the various claims and interests in the area, the decline in the price of gold, and the ban against the use of cyanide in the State of Montana.

Unless there is a significant increase in the price for gold, the ban against the use of cyanide is lifted and the Company is able to reacquire the Alder Gulch claims at Virginia City under reasonable terms, management does not believe that it will be able to negotiate a joint venture or other financing to conduct exploration and development activities on the Company's Virginia City properties. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $255.40/oz July 12, 1999. At September 30, 1999
the New York Spot price for gold was $297.70.

Although   the  Company's  operations  are  subject  to   general
inflationary pressures, these pressures have not had a significant effect on operations, particularly since early 1995 when mining and processing operations were suspended for lack of funds. If the Company resumes extensive exploration and development activities, which can be expected to occur only if it is successful in negotiating a joint venture or other agreement with a major mining company for the exploration and development of its Virginia City or Chile property, any inflationary move could result in an increase in the cost of goods and services necessary to its mining operations.

Due to the difficulties of operating in the State of Montana, the Company has been investigating other opportunities in areas more conducive to mining activity and in October 1999 acquired certain mining concessions located in the province of Chanaral, Chile. The Company is seeking to joint venture or finance the exploration of the concessions through an arrangement with a financially capable
                               -2-
mining company. Unless the Company is able to make an arrangement with a mining company to assume and pay the Company's lease payments when due, the Company does not believe that it will be able to maintain the concessions.

At September 30, 1999, Hanover had a net deferred tax asset of approximately $7,500,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

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

Cash flows for the nine months ended September 30, 1999 were as follows: During the nine months ended September 30, 1999, the Company's cash position increased $1,131, to $29,763. During the nine-month period, the Company used $174,943 in operating
                               -3-
activities, primarily as a result of the reported $302,843 net loss. Investing activities realized proceeds of $40,925 from the sale of equipment. During the period, the Company received $195,000 from the sale of 1,435,716 common shares.

                  PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES.

Neither  the constituent instruments defining the rights  of  the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 300,000 shares of its common stock for $0.25 per share in January and February 1999 and 600,000 shares of its common stock for $0.125 per share, 285,716 shares for $0.10 per share and 250,000 shares for $0.07 per share between April 22 and September 30, 1999. The shares were sold pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The registrant has no outstanding senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

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

                   HANOVER GOLD COMPANY, INC.

                       TABLE OF CONTENTS

                                                             Page

Condensed Balance Sheets as of September 30, 1999
  and December 31, 1998                                     F/S-2

Condensed Statements of Operations for the nine months
  Ended September 30, 1999 and 1998, and for the period
  from inception (May 2, 1990) to
  September 30, 1999                                        F/S-3

Condensed Statements of Changes in Stockholders' Equity
  for the period from inception (May 2, 1990)
  to September 30, 1999                                     F/S-4

Condensed Statements of Cash Flow for the nine months
  Ended September 30, 1999 and for the period from
  inception (May 2, 1990)to September 30, 1999              F/S-8

Notes to Condensed Interim Financial Statements            F/S-10

Signatures                                                 F/S-12


 [The balance of this page has been intentionally left blank.]

                              F/S-1

                   HANOVER GOLD COMPANY, INC.
                         BALANCE SHEETS

ASSETS                                 Sept. 30,    December 31,
                                           1999            1998
-----------------------------------------------------------------------------
CURRENT ASSETS:
 Cash                                  $ 29,763         $ 28,632
 Prepaid expenses and
  other current assets                   21,554           81,030
-----------------------------------------------------------------------------
   Total current assets                   51,317         109,662

FIXED ASSETS:
 Furniture and equipment,
   net of accumulated
   depreciation of $100,267
   and $130,510                           52,442          97,539
 Mineral properties, net               2,705,334       2,730,334

OTHER ASSETS:
 Other assets                             30,500          37,842
----------------------------------------------------------------
TOTAL ASSETS                           2,839,593      $2,975,377
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                       $     33       $  37,393
 Notes payable to shareholders           297,000         428,491
 Accrued payroll and payroll taxes         2,066          13,068
 Other accrued expenses                    8,120          15,590
 Current portion of long-term debt             -          10,522
-------------------------------------------------------------------------
Total current liabilities                307,219         505,064

LONG-TERM DEBT, LESS CURRENT PORTION           -               -
----------------------------------------------------------------
Total liabilities                        307,219         505,064
----------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
 Preferred stock, $0.001 par value;
   shares authorized 2,000,000, no
   shares outstanding                          -               -
 Common Stock, $0.0001 par value,
   shares authorized 48,000,000;
   issued and outstanding and         11,671,276
   9,353,533 shares respectively           1,167             935
 Additional paid-in capital           26,673,385      26,308,712
 Deficit accumulated during
   the development stage            (24,139,031)    (23,836,187)
 Treasury stock, at cost
   (19,668 shares)                       (3,147)         (3,147)
----------------------------------------------------------------
Total Stockholders equity              2,532,374       2,470,313
-----------------------------------------------------------------
                                    $ 2,839,593     $  2,975,377
==================================================================

                              F/S-2

                           HANOVER GOLD COMPANY, INC.
                      CONDENSED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                            Date of Inception    Quarter     9 Months    Quarter      9 Months
                            (May 2, 1990)        Ended       Ended       Ended        Ended
                            through Sept. 30,`99 Sept. 30,'99Sept.30,'99 Sept. 30,'98         Sept. 30,'98
                            -------------------- ------------ ---------- ------------         ------------
Revenue                         $ 1,151,958       $   -       $    -       $    -      $    -

Operating expenses:
Cost of goods mined               1,987,483           -            -            -           -
Depreciation and amortization       180,854       5,591       18,095        9,041      27,125
Provision for bad debt              779,921           -            -            -           -
Abandonment of mining
 interests (Note 3)              12,012,050           -            -            -           -
Write-down of mineral
 property (Note 3)                2,300,000           -            -            -           -
General and administrative
 expenses                         6,524,598      48,182      274,826      203,304     583,402
                                  ---------      ------      -------      -------     -------
Total operating expenses         23,784,906      53,773      292,921      212,345     610,527
------------------------        -----------    --------    ---------    ---------   ---------
Operating loss                 (22,632,948)    (53,773)    (292,921)    (212,345)   (610,527)

Other Income (expense):
Amortization of Guaranty Fee    (1,457,170)           -            -    (202,861)   (688,585)
Interest and other
 (expense) net                     (21,821)     (6,465)     (23,846)     (37,929)    (49,894)
Gain (Loss) on disposition
 of assets                         (27,091)       1,863       13,924            -           -
                                 ----------    --------     --------    ---------   ---------
Total other income (expense)    (1,506,082)    (4,602)       (9,922)    (240,790)   (738,479)
---------------------------     -----------    --------     --------    ---------   ---------
Net loss                      ($24,139,030)   ($58,375)    (302,843)   ($453,135)($1,349,006)
================               ============    ========     ========   ========== ===========
Net loss per share <F1>)                        ($0.01)       (0.03)      ($0.06)     ($0.18)
Weighted average common
shares outstanding <F1>                      10,804,924   10,123,636    8,061,008   7,646,314
____________________

<F1> Restated - Note 2

                                      F/S-3

                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       From the Date of Inception (May 2, 1990) through September 30, 1999

                                                                                Deficit
                                                                                Accumulated
                                Common Stock     Additional                     During the  Stockholders'
                                ---------------  Paid in  Subscription Treasury Development Equity
                                Shares    Amount Capital  Receivable   Stock    Stage       Total
-----------------------------------------------------------------------------------------------------------
Issuance of common stock for cash
 ($2.12/share)                   188,141  $ 19   $ 402,481   $    -   $    -    $     -  $ 402,500
Issuance of common stock for
 cash ($0.28/share)               21,562     2       6,016         -       -          -      6,018
Cash contributed to capital            -     -       5,000         -       -          -      5,000
Net loss                               -     -           -         -       -  (141,114)   (141,114)
--------------------------------------------------------------------------------------------------
Balance, December 31, 1990       209,703    21     413,497         -       -  (141,114)    272,404
Issuance of common stock to
 directors ($0.0004/share)        50,000     5          15         -       -          -         20
Issuance of common stock
 for claims and Engineering
 costs ($10.00/share)             57,252     6     572,513         -       -          -    572,519
Issuance of common stock for
 cash ($0.24/share)              739,377    74     166,596         -       -          -    166,670
Issuance of common stock for
 cash ($1.68/share)               67,146     6     113,744         -       -          -    113,750
Exercise of stock purchase
 warrants ($2.40/share)           18,600     2      44,638         -       -          -     44,640
Exercise of stock purchase
 warrants ($5.00/share)           27,875     3     139,371         -       -          -    139,374
Cash contributed to capital            -     -      73,850         -       -          -     73,850
Net loss                               -     -           -         -       -  (179,866)   (179,866)
----------------------------------------------------------------------------------------------------
Balance, December 31, 1991     1,169,953   117   1,524,224         -       -  (320,980)  1,203,361
Issuance of common stock for
 ash ($8.00/share)               178,125    18   1,424,982         -       -          -  1,425,000
Issuance of common stock for
 cash ($0.72/share)               54,634     5      39,995         -       -          -     40,000
Exercise of stock purchase
 warrants ($5.00/share)           10,400     1      51,999         -       -          -     52,000
Net loss                               -     -           -         -       -  (314,878)   (314,878)
----------------------------------------------------------------------------------------------------
Balance, December 31, 1992     1,413,112   141   3,041,200         -       -  (635,858)  2,405,483
Issuance of common stock for
 interest in mineral
 property ($6.00/share)           37,500     4     224,996         -       -          -    225,000
Issuance of common stock to
 officer ($0.04/share)            31,791     3         747         -       -          -        750
Exercise of stock purchase
 warrants ($6.40/share)          765,426    77   4,750,141 (649,360)       -          -  4,100,858
Net loss                               -     -           -         -       -  (256,769)   (256,769)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1993     2,247,829   225   8,017,084 (649,360)       -  (892,627)  6,475,322
Exercise of stock purchase
 warrants ($6.40/share)          332,224    33   2,126,202         -       -          -  2,126,235
Cancellation of subscribed
 shares ($6.40/share)           (62,500)   (6)   (399,994)   400,000       -          -          -
Cash contributed to capital            -     -      98,393         -       -          -     98,393
Net loss                               -     -           -         -       -(1,362,954) (1,362,954)
---------------------------------------------------------------------------------------------------
Balance, December 31, 1994     2,517,553 $ 252  $9,841,685 $(249,360)   $  -$(2,255,581) $7,336,996
To Be Continued Next Page

                                     F/S - 4
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       From the Date of Inception (May 2, 1990) through September 30, 1999
                                   (continued)

                                                                                Deficit
                                                                                Accumulated
                                Common Stock     Additional                     During the  Stockholders'
                                ---------------- Paid in  Subscription Treasury Development Equity
                                Shares    Amount Capital  Receivable   Stock    Stage       Total
--------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1994     2,517,553  $ 252 $9,841,685$(249,360) $    - $(2,255,581) $7,336,996
Issuance of common stock for
 cash ($1.40/share)              535,714     53    749,947         -       -           -    750,000
Issuance of common stock for
 cash ($1.40/share)              178,571     18    249,982         -       -           -    250,000
Issuance of common stock for
 cash ($4.00/share)               50,000      5    199,995         -       -          -     200,000
Issuance of common stock in
 satisfaction of vendor
 obligations ($4.24/share)        17,420      2     74,094         -       -           -     74,096
Issuance of common stock in
 satisfaction of vendor
 obligations ($4.00/share)        50,000      5    199,995         -       -           -    200,000
Issuance of common stock for
 cash ($4.00/share)              250,000     25    999,975         -       -           -  1,000,000
Issuance of common stock to
  officer at no cost              49,459      5         15         -       -           -         20
Issuance of common stock pursuant
 to  convertible debt            337,074     34    281,414         -       -           -    281,448
Cash received for subscribed shares    -      -          -   249,360       -           -    249,360
Repurchase of previously issued
 shares ($6.40/share)            (5,750)    (1)   (36,799)         -       -           -   (36,800)
Net loss                               -      -          -         -       -  (2,329,190)(2,329,190)
-----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995     3,980,041    398 12,560,303         -       - (4,584,771)  7,975,930
Issuance of common stock for mineral
 property rights ($16.00/share)    1,250      -     20,000         -       -           -     20,000
Issuance of common stock for mineral
 property rights ($8.00/share)   131,250     13  1,049,987         -       -           -  1,050,000
Issuance of common stock for mineral
  property rights ($6.24/share)   62,500      6    389,994         -       -           -    390,000
Issuance of common stock for
 cash ($2.00/share)              535,715     54  1,071,375         -       -           -  1,071,429
Issuance of common stock for cash
 net of issuance costs of
  $70,000 ($5.00/share)          250,000     25  1,179,975         -       -           -  1,180,000
Net loss                               -      -          -         -       - (1,328,327) (1,328,327)
----------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996     4,960,756 $  496 $16,271,634     $  -    $  - $(5,913,098) $10,359,032
Issuance of common stock for
 services rendered ($3.80/share)  10,855      1     41,249         -       -           -     41,250
Grant of option to director as
 compensation for loan
 guaranty (Note 7)                     -      -  1,457,170         -       -           -  1,457,170
Deferred guaranty fee, subject to grant
 exercise (Note 7)                     -      -  (688,585)         -       -           -  (688,585)
Issuance of common stock for
 cash ($5.00/share)              284,750     28  1,423,722         -       -           -  1,423,750

To Be Continued Next Page
                                     F/S - 5
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       From the Date of Inception (May 2, 1990) through September 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated
                                Common Stock     Additional                    During the  Stockholders'
                                ---------------  Paid in Subscription Treasury Development Equity
                                Shares    Amount Capital Receivable   Stock    Stage       Total
-------------------------------------------------------------------------------------------------------
Issuance of common stock
 for an acquisition of
 Easton-Pacific (Note 2)       1,750,000    175  4,726,225         -        -            - 4,726,400
Issuance of common stock for
 cash ($2.00/share)              125,000     13    249,987         -        -            -   250,000
Issuance of common stock for
 cash ($5.00/share) (Note 7)     225,000     23  1,124,977         -        -            - 1,125,000
Issuance of common stock
 for mineral property rights         726      -          -         -        -            -         -
Net loss                               -      -          -         -        -  (1,788,249)(1,788,249)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997     7,357,087    736 24,606,379         -        -  (7,701,347)16,905,768
Issuance of common stock for
 services rendered ($2.28/share)  19,668      1     44,999         -        -            -    45,000
Amortization of deferred guaranty
 fee, subject to grant exercise        -      -    688,585         -        -            -   688,585
Issuance of common stock for
 cash ($2.00/share)               65,000      6    129,993         -        -            -   129,999
Issuance of common stock for
 cash ($1.80/share)               90,833      9    163,491         -        -            -   163,500
Issuance of common stock for
 cash ($1.60/share)               37,500      3     59,997         -        -            -    60,000
Cancellation of common stock
 issued for property
 rights ($8.00/share)          (131,250)   (13)(1,049,987)         -        -            -(1,050,000)
Issuance of common stock for
 cash ($2.12/share)              216,014     21    457,929         -        -            -   457,950
Issuance of common stock for
 cash ($1.00/share)              300,000     30    299,970         -        -            -   300,000
Other                                116      -          -         -        -            -         -
Issuance of common stock for
 cash ($0.72/share)              208,500     21    150,099         -        -            -   150,120
Issuance of common stock for
 cash ($0.50/share)              150,000     15     74,985         -        -            -    75,000
Issuance of common stock and
 options for cash ($0.38/share)  466,666     47    174,953         -        -            -   175,000
Issuance of common stock and
 options for cash ($0.25/share)  400,000     40     99,960         -        -            -   100,000
Issuance of common stock and
 options for services
 rendered ($0.59/share)          193,067     19    115,544         -        -            -   115,563
Options issued for accounts payable    -      -     50,000         -        -            -    50,000
Options issued for services            -      -    238,668         -        -            -   238,668
Options exchanged for shares
 of common stock                (19,668)      -      3,147         -  (3,147)            -         -
Net loss                               -      -          -         -        - (16,134,840)(16,134,840)
------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998     9,353,533    935 26,308,712         -  (3,147) (23,836,187) 2,470,313

To Be Continued Next Page
                                     F/S - 6
                           HANOVER GOLD COMPANY, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       From the Date of Inception (May 2, 1990) through September 30, 1999
                                   (continued)

                                                                               Deficit
                                                                               Accumulated
                                Common Stock    Additional                     During the  Stockholders'
                                --------------- Paid in  Subscription Treasury Development Equity
                                Shares   Amount Capital  Receivable   Stock    Stage       Total
-------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998     9,353,533    935 26,308,712         -  (3,147) (23,836,187) 2,470,313
Issuance of common stock and
 options for cash ($0.25/share)  300,000     30     74,970         -        -            -    75,000
Options issued for accounts payable    -      -     57,160         -        -            -    57,160
Options issued for services            -      -     25,000         -        -            -    25,000
Issuance of common stock and options
 for cash ($0.125/share)         600,000     60     74,940         -        -            -    75,000
Issuance of common stock and options
 for services ($0.125/share)     436,827     44     54,559         -        -            -    54,603
Issuance of common stock and options
 for cash ($0.07/share)          285,716     29     19,971         -        -            -    20,000
Issuance of common stock and options
 For cash ($0.10/share)          250,000     25     24,975         -        -            -    25,000
Issuance of common stock
 for services ($0.075/share)     395,200     39     29,601         -        -            -    29,640
Issuance of common stock
 for services ($0.07/share)       50,000      5      3,495         -        -            -     3,500
Net loss                               -      -          -         -        -    (302,843) (302,843)
-----------------------------------------------------------------------------------------------------
BALANCE, September 30, 1999   11,671,276$1,167 $26,673,383  $     - $ (3,147)$ (24,139,030)$2,532,373
-----------

See accompanying summary of accounting policies and notes to financial statements.

                                      F/S-7
                          HANOVER GOLD COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                              Date of Inception   Nine months    Nine months
                              (May 2,1990)through Ended          Ended
                              Sept. 30,`99        Sept. 30, 1999 Sept. 30, 1998
-------------------------------------------------------------------------------
Operating activities:
 Net loss                        $ (24,139,031)   $ (302,843) $ (1,349,006)
Adjustments to reconcile net loss
 to net cash
 used in operating activities:
 Loss (Gain) on sale of equipment        27,090      (13,924)             -
 Abandonment of mining interests     12,012,050             -             -
 Write-down of mineral properties     2,300,000             -             -
 Depreciation and depletion             180,854        18,095        27,125
 Common stock and options issued
  for services                          756,410       112,743             -
 Amortization of deferred
  guaranty fee                        1,457,170             -       688,585
 Common stock issued to officers
  and directors                               -             -        45,000
  Write-off of note receivable          779,921             -             -
Changes in operating assets
 and liabilities:
 (Increase) decrease in
  supplies inventory                          -             -             -
 (Increase) decrease in
  prepaid expenses                        6,034        59,476         2,489
 (Increase) decrease in
  other assets                         (30,500)         7,342      (13,761)
 Increase (decrease) in
  accounts payable                       71,414      (37,360)      (30,542)
 Increase (decrease) in
  accrued expenses                      105,275      (18,472)      (76,017)
------------------------             ----------      --------      --------
Net cash used in operating
 activities                          (6,473,313)    (174,943)     (706,127)
------------------------------------------------     --------     ---------
Investing activities:
 Proceeds from sale of equipment         68,826        40,925             -
 Repayment (Advances) under
  notes receivable                  (1,089,219)             -            -
 Purchase of furniture and equipment  (363,613)             -       (3,715)
 Additions to mineral properties   (10,383,585)             -     (750,095)
-------------------------------------------------    --------     ---------
Net cash used in investing
 activities                        (11,767,591)        40,925     (753,810)
-------------------------------------------------    --------     ---------
Financing activities:
 Borrowings under note payable
  to shareholder                          (927)      (74,331)         (245)
 Proceeds from sale of
  common stock                       17,674,545       195,000     1,336,570
 Proceeds from issuance of
  convertible debt                      215,170             -             -
 Proceeds from issuance of
  long term debt                         45,000             -        52,228
 Repayment of long-term debt          (182,863)      (10,520)      (65,986)
 Proceeds from related party            133,086        25,000             -
 Collection of subscription
  receivable                            249,360             -             -
 Repurchase of common stock            (39,947)             -             -
 Capital contributions                  177,243             -             -
-----------------------------          --------      --------       -------
Net cash provided by
 financing activities                18,270,667       135,149     1,322,567
-----------------------------        ----------      --------     ---------
Net increase (decrease) in cash          29,763         1,131     (137,370)
Cash and cash equivalent,
 beginning of period                         -        28,632       180,083
-----------------------               ---------     ---------      --------
Cash and cash equivalent,
 end of period                    $     29,763    $   29,763      $  42,713
=============================================================================
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest                          $  126,352     $  25,171      $ 29,895
   Income taxes                               -             -             -

                             F/S-8

                          HANOVER GOLD COMPANY, INC.
                       CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                  (continued)

                              Date of Inception   Nine months    Nine months
                              (May 2,1990)through Ended          Ended
                              Sept. 30,`99        Sept. 30, 1999 Sept. 30, 1998
-------------------------------------------------------------------------------
Supplemental schedule of non-cash
 investing and
 Financing activities
   Mineral property rights acquired
   in exchange for:
      Issuance of common stock       $ 1,460,000   $        -    $        -
      Issuance of long-term debt         263,946            -             -
      Notes receivables                  309,298            -             -
 Fixed assets                             66,177            -             -

   Mineral rights relinquished
   upon cancellation
      of shares issued               (1,050,000)            -   (1,050,000)

   Issuance of shares of common
   stock in satisfaction
      of vendor obligations               74,096            -             -

   Conversion of notes payable
   and accrued interest to
      Common stock                     $ 306,448    $  25,000      $     -

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

In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation at September 30, 1999 have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1999.

1. Nature of business:

 The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining and related activities in the precious metals and mining industries.
The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 1999, has negative working capital. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include proposed public and private offerings of the Company's common stock, negotiating amendments to obligations on the Company's mineral properties, and an active search for a joint venture partner to provide the funding necessary to bring the mineral properties into production. The financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

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


                                  HANOVER GOLD COMPANY, INC.

                                  By:   /s/ Hobart Teneff
                                        -----------------
                                        Hobart Teneff, its
                                        President
                                        Date: November 12, 1999


                                  By:   /s/ Wayne Schoonmaker
                                        ---------------------
                                        Wayne Schoonmaker, its
                                        Principal Accounting Officer
                                        Date: November 12, 1999


                                    F/S-12