Form 10-K
period 1999-12-31
HANOVER GOLD COMPANY INC
filed 2000-03-29
CIK 778165

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2000 was $792,701. The number of shares of common stock outstanding at such date was 11,948,964 shares. An additional 8,321,343 were deemed outstanding at such date pursuant to presently exercisable options.

                    HANOVER GOLD COMPANY, INC. ANNUAL REPORT
                        ON FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1999

                       TABLE OF CONTENTS
                                                                     Page
SAFE HARBOR STATEMENT                                                  (ii)

GLOSSARY OF SIGNIFICANT MINING TERMS                                  (iii)
PART I
   Item 1:     Business                                                   1

   Item 2:     Properties                                                 4

   Map of Property                                                        7

   Item 3:     Legal Proceedings                                          8

   Item 4:     Submission of Matters to a Vote
               of Security Holders                                        8
PART II
   Item 5:     Market for Registrant's Common Equity
               and Related Stockholder Matters                            8

   Item 6:     Selected Financial Data                                    9

   Item 7:     Management's Discussion and Analysis of
               Financial Condition and Results of Operations              9

   Item 8:     Financial Statements and Supplementary Data               13

   Item 9:     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                    13
PART III
   Item 10:    Directors and Executive Officers of the Registrant        13

   Item 11:    Executive Compensation                                    14

   Item 12:    Security Ownership of Certain Beneficial
               Owners and Management                                     16

   Item 13:    Certain Relationships and Related Transactions            18
PART IV
   Item 14:    Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                   18

Index to Financials                                                      20
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

   THE LIKELIHOOD OF CONTINUED LOSSES FROM OPERATIONS. The Company has no significant revenue from mining operations, has incurred losses from operations in each of the last six years, and at December 31, 1999 had negative working capital. These factors have caused the Company's 1999 consolidated financial statements to include an explanatory paragraph related to a going concern uncertainty. This trend is expected to continue and will reverse itself only if, and when gold is produced from the Company's mining properties.

   NO PROVEN OR PROBABLE RESERVES. The Company must undertake significant additional exploration and evaluation of its mining properties before proven or probable reserves can be delineated, and no assurance can be given that any reserves will be delineated. The geological studies which have been completed on the Company's Virginia City properties, and which lead the Company to believe that there may be significant reserves, are insufficient to establish reserves under accepted mining practices. No exploration or geological studies have been done on the Company's Chile properties.

   THE NEED FOR SIGNIFICANT ADDITIONAL FINANCING. The Company needs additional financing to maintain its mining properties, explore and evaluate them further, and, if warranted, put them into production. The Company believes this financing can only come from additional sales of common stock, from bank or other borrowings or, alternatively, as the result of joint development with another mining company. The Company has no commitment for bank financing or for the underwriting of additional stock however, and it is not a party to any agreement or arrangement providing for joint development. Whether and to what extent financing can be obtained will depend on a number of factors, not the least of which is the price of gold.
   Gold prices fluctuate widely and are affected by numerous factors beyond the Company's control, such as inflation, the strength of the United States dollar and foreign currencies, global and regional demand, the political and economic conditions of major gold producing countries throughout the world, and the policies of various Central Banks regarding the purchase, sale, or lease of gold. As of March 1, 2000, world gold prices were approximately $290.65 per ounce, a reduction of approximately 20 % from prices three years ago.

  ABANDONMENT OF CERTAIN MINING INTERESTS. In November of 1998 Montana passed an Initiative, I-137, which bans new and expanded open pit mining operations from using cyanide in the extraction of gold and silver. The placement of the initiative on Montana's ballot primarily gave rise to management's decision to forego the rental/royalty payments due on three of its Alder Gulch leases in September and October 1998. The passage of I-137 and the breakup of the Company's land holdings, as a result of having lost the Alder Gulch leases, are, in addition to the low price for gold, factors that will continue to impact the Company's ability to obtain financing to hold, explore, and, further evaluate its properties.

   RISKS AND CONTINGENCIES ASSOCIATED WITH THE MINING INDUSTRY GENERALLY. The Company is subject to all of the risks inherent in the mining industry, including environmental risks, fluctuating metals prices, administrative and legislative changes to existing laws, rules and regulations governing mining activities, industrial accidents, labor disputes, unusual or unexpected geologic formations, cave-ins, flooding and periodic interruptions due to inclement weather. These risks could result in damage to, or destruction of, mineral properties and production facilities, personal injury, environmental damage, delays, monetary losses and legal liability. Although the Company maintains or can be expected to maintain insurance within ranges of coverage consistent with industry practice, no assurance can be given that such insurance will be available at economically feasible premiums. Insurance against environmental risks (including pollution or other hazards resulting from the disposal of waste products generated from exploration and production activities) is not generally available to companies in the mining industry, which leads management to believe that it will not be available to the Company. Were the Company subjected to environmental liabilities, the payment of such liabilities would reduce the Company's funds. Were the Company unable to fund fully the cost of remedying an environmental problem, it might be required to suspend operations or enter into interim compliance measures pending completion of remedial activities.
                                      (ii)

                      GLOSSARY OF SIGNIFICANT MINING TERMS
Certain terms used throughout this report are defined below.
AG.         Silver.
AU.         Gold.
ARCHEAN.    An era in geological time 3.4 billion years ago.

BRECCIATED. Converted into, characterized by, or resembling a coarse-grained rock, composed of angular broken rock fragments held together by a mineral cement or in a fine-grained matrix; said of rock structures marked by an accumulation of angular fragments or of an ore texture showing mineral fragments without notable rounding.

DACITE. Fine grained extrusive rock with same general composition as andesite.

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

IGNIMBRITE. The rock formed by the widespread deposition and consolidation of ash flows.

LODE MINING.The extraction of ore from a deposit occurring in place within definite boundaries separating it from the adjoining rocks.

MINERALIZATION.     The presence of minerals in a specific area or geological
            formation.

MIOCENE. An epoch of the upper Tertiary period; also, the corresponding worldwide series of rocks.

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

SILICIFIED. The fossilization whereby the original organic components of an organism are replaced by silica as quartz, Chalcedony, or opal.

STRIKE. The direction or trend taken by a structural surface; e.g. a bedding or fault plane as it intersects the horizontal.
                                      (iii)

                                     PART I

ITEM 1. BUSINESS.

GENERAL  DEVELOPMENT  OF BUSINESS.  The Company is an exploration  stage  mining company organized under Delaware law in 1984. The Company holds mining properties in the historic Virginia City Mining District of southwestern Montana and in Chile, South America. The Montana properties presently comprise 204 claims, of which 169 are located in the Virginia City district and 35 are located at Norris and Pony, Montana, some 35 miles away. The Company acquired these claims, and approximately 575 other claims and several state leases (principally in the Alder Gulch area), beginning in 1990, primarily through a series of subleasing and option agreements with affiliated and non-affiliated parties, and through the merger of affiliated and non-affiliated companies in exchange for stock.

   In September and October 1998 the Company made the decision to terminate its leases with three of its landowner-lessors primarily due to the passage of a Montana initiative, I-137, and the high cost of maintaining the leases. The initiative, which became law in November 1998, precludes new or expanded open pit mining operations from using cyanide in the process of extracting gold and silver. 239 claims were relinquished as a result of having terminated the leases and consequently, in 1998, the Company wrote-off the carrying value of mineral interests having a book value of approximately $12,000,000.

  The Company had been engaged in exploration and limited development activities primarily in the Alder Gulch area more or less continuously from 1992 to 1998 when the Company relinquished its leases. The activities consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing, assaying, and aerial surveying. No mining or milling activities have occurred since 1995.

  As part of a strategy to consolidate its land position, in order to facilitate continued exploration and development and make its holdings more attractive to potential development partners, the Company, in 1995, began acquiring additional mining claims in the Virginia City district and renegotiating the terms under which certain of the claims were previously acquired. A significant component of this strategy was the 1997 merger of Easton-Pacific and Riverside Mining Company ("Easton Pacific") into the Company, pursuant to which the Company acquired two state leases, 40 patented claims and 149 unpatented claims in the district, and an additional 39 patented claims and 65 unpatented claims located near Norris and Pony, Montana. Nearly all of the claims the Company now holds were acquired through the Easton-Pacific merger.

   The Company's Chile property consists of 20 mining claims located in the province of Chanaral in Region III of Atacarna Chile. The claims were acquired through a lease with option to purchase and unless the Company is able to enter into an arrangement with a mining company to explore and finance the lease payments to hold the claims, the Company does not believe that it will be able to maintain the claims. The lease payments are $100,000 for each of 2000 and 2001, and $800,000 thereafter.

   Although the Company has no established proven or probable reserves, it believes, based on the exploration activities on the Montana properties conducted by the Company and others, that there are large gold bearing mineral systems and that the potential exists for the discovery of a significant mineralized gold deposit or deposits. (A mineralized deposit is a mineralized body, which has been delineated by appropriate drilling or underground sampling to support estimates of tonnage and average mineral grade. A mineralized deposit does not qualify as a reserve until a comprehensive evaluation has been completed and the economic feasibility of exploiting the deposit has been determined.) The Company has not yet undertaken a comprehensive evaluation of its Montana properties and probably will not do so unless I-137 is reversed, the leases for the Alder Gulch claims are renegotiated on terms substantially more favorable to the Company, and the price of gold improves. Without the occurrence of these changes, the Company does not foresee that it will be able to negotiate a financing arrangement with another mining company to explore, evaluate, and, if warranted, develop its properties. As a result of these conditions and the continued depressed price level of gold, during 1999 the Company wrote-down the carrying value of property acquired in the Easton-Pacific acquisition by $2,300,000.

   The Company's principal executive offices are located at 424 S. Sullivan Rd., Suite # 300, Veradale, WA 99037, and its telephone number is (509) 891-8817. The Company also maintains a web site at http://www.hanovergold.com where additional information can be obtained.

   As of December 31, 1999, the Company had expended $2,860,269 to conduct exploration and limited development activities on the Alder Gulch and Easton-Pacific properties and $14,025,737 in payments to the landowner-lessors of its mining properties. These expenditures, which aggregate $16,886,006, have been capitalized, subject to depletion using the estimated recoverable units method at such time as the properties are placed into production. However, as of December 31, 1998 $14,155,672 of these costs were written off. See the section of this report entitled "Management's Discussion and
                                        1
  Analysis of Financial Condition and Results of Operations" and the Summary of Accounting Policies to the Company's Financial Statements for the year ended December 31, 1999.

   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. At present, the Company is solely engaged in the exploration of mineral properties, which is a single industry segment.

   NARRATIVE DESCRIPTION OF BUSINESS. The Company is an exploration stage mining company. It does not own an operating mine and has no other revenue-producing mining activities. Moreover, it is not expected to commence mining activities, at least with respect to its properties in the Virginia City Mining District, until the following events have occurred: significant additional exploration activities on the Company's properties have been completed; a determination has been made that the properties contain a commercially minable ore body; all required mining and environmental permitting applications have been approved; a comprehensive feasibility study of proposed mining operations has been prepared; and financing of the mine has been obtained. None of these events are likely to occur unless the Company gains the assurance that it will be able, in the long term, to use cyanide in its extraction processes, the price of gold increases, the Alder Gulch leases are renegotiated with terms more equitable to the Company, and a joint development arrangement is made with a major mining company. The Company does not expect to commence mining activities on its Chile property unless a joint development arrangement is made with a major mining company.

   BUSINESS STRATEGY. The Company's efforts, at least since 1995, have been primarily directed toward acquiring mining claims and interests in the Alder Gulch area of the Virginia City district in an effort to consolidate its land position, facilitate continued exploration and development, and make the area more attractive to potential development partners. During 1995 and 1996, the Company added approximately 353 mining claims to its holdings in the Alder Gulch area, including those claims it acquired through the 1996 merger of two affiliated corporations. In 1997, it added approximately 189 additional claims in the Browns Gulch, Hungry Hollow and Barton Gulch areas of the district (and another 104 claims located outside the district) through the merger of Easton Pacific; these properties formed a contiguous claim block adjacent to the west side of the Company's properties in the Alder Gulch area of the district. During 1998, the Company stopped making lease payments on mineral properties in the
Alder Gulch area. As a result, the mineral property rights associated with 239 claims were deeded back to the original owners. 130 additional claims were deeded back to Tabor Resources when the Eastern Division of the U.S. District Court for Washington granted the Company's motion to dismiss its suit against Tabor. The Company dropped an additional 125 unpatented claims and a state lease in 1999.

   In May 1998, the Board of Directors and the shareholders of the Company authorized a one for four reverse stock split. As a result all stockholders of the Company, as of the date of record, received one share of common stock to replace every four shares of stock then outstanding. All references in this report, unless otherwise noted, referring to the number of shares, share prices, per share amounts, options and warrants have been adjusted retroactively for the effect of this reverse stock split.

   MANAGEMENT AND FINANCING MATTERS. Until 1996, the Company's activities were conducted from offices located in Roslyn, New York, near New York City. In early 1996, the Company moved its offices to Coeur d'Alene, Idaho and restructured its management, all in conjunction with an investment by a group of Spokane, Washington investors, led by Neal A. Degerstrom, that enabled the Company to meet its rental and royalty obligations to the landowner-lessors of its mining claims. These investments were made pursuant to the terms of a securities purchase agreement between the Company and Mr. Degerstrom dated June 1, 1995, as amended, pursuant to which the company issued and sold 1,500,000 shares of common stock to Mr. Degerstrom and associated persons over a seventeen month period, at prices ranging from $1.40 per share to $4.00 per share.

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

   Mr. Degerstrom and these other individuals held approximately 50.18% of the outstanding shares of common stock as of March 1, 2000, and also held stock options, which, if exercised, would increase their combined ownership of the
Company to approximately 56.85%. Among these are options granted to Mr. Degerstrom in March of 1997 in connection with the then pending Easton Pacific merger transaction, as consideration for his guarantee of certain of the Company's obligations to the landowner-lessors of its mining claims. Mr.
Degerstrom's guarantee was initially limited to $2,891,210, which amount approximated the Company's obligations to these landowner-lessors during the period of the guaranty, for which he received three-year options to purchase 578,242 shares of common stock at the price of $5.00 per share. Effective April 29, 1997, Mr. Degerstrom assigned two- thirds of the options equally to two Hobart Teneff and Hanson Industries, Inc., each of whom undertook to guarantee one-third of
                                        2
the amount Mr. Degerstrom was required to pay the Company during the term of his guarantee. Mr. Teneff is the Company's president.

   Mr. Degerstrom, Hanson Industries Inc., and Mr. Teneff made payments in the aggregate of $1,125,000 through August 1998, (the date the guaranty expired) and exercised options for an aggregate of 225,000 shares of common stock.

   In large part due to the depressed price for gold and the Company's inability to procure a joint venture partner, the bid price for the Company's stock fell out of compliance with Nasdaq's requirements and as a result the Company was delisted from Nasdaq's SmallCap Market December 4, 1998.

   The decline in the price for the Company's common stock has prevented the Company from selling its common stock other than to primarily affiliates of the Company including Mr. Degerstrom, Hanson Industries Inc., and Mr. Teneff. During 1999 the Company sold an aggregate 1,435,716 shares of its common stock to these affiliates and others for between $0.125 and $0.07 per share and in conjunction with the sales granted 5-year options for an aggregate 2,914,290 shares of common stock with an exercise price of between $0.25 and $0.125 per share. In addition to purchasing shares, Mr. Degerstrom, Hanson Industries Inc., and Mr. Teneff have made loans to the Company for which they have received options in the aggregate for 360,000 shares of common stock exercisable at $0.25 per share. The Company does not know if it will be able to continue to borrow from or sell additional shares of common stock to its affiliates and others.

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

   HISTORICAL EXPLORATION AND DEVELOPMENT ACTIVITIES. The Company has conducted exploration and limited development activities in the Alder Gulch area more or less continuously from 1992 through 1998. During 1992, interests in certain claims then held by affiliated corporations were contributed to a joint venture that, in turn, entered into a mining venture agreement with Kennecott. Under the terms of this mining venture, Kennecott was to have received an interest in the claims and certain options and other rights, in exchange for which it was to have conducted a multi-year work program and paid interim rentals and royalty obligations to the landowner-lessors of Hanover's claims. Kennecott withdrew from the mining venture in March of 1995, when it was unable to acquire additional claims in the Alder Gulch area believed necessary to support large scale development.

   The Company's exploration and development activities in the Virginia City Mining District have consisted of some underground development, diamond drilling, mapping and sampling, lithologic logging of the drill holes, metallurgical testing and assaying and aerial surveying. In 1998 the Company furthered its exploration of the Alder Gulch and Easton Pacific properties by drilling certain target areas of known mineralization. One half of the cost for drilling services performed by N. A. Degerstrom, Inc., has been paid for with 193,067 shares of the Company's common stock, valued at $0.59 per share, and five-year stock options for 386,134 shares of common stock exercisable at a price of $0.50 per share. In July 1999 the Company issued 436,827 shares of its common stock to N. A. Degerstrom Inc. to satisfy an unrelated $54,603 indebtedness. Neal A. Degerstrom is an affiliate of the Company and is the owner of N. A. Degerstrom, Inc.

   No mining or milling activities have occurred since Kennecott's withdrawal from the mining venture. All subsequent exploration activities have been funded by the Company from sales of its common stock.

   CURRENT WORK PLAN. The Company conducted no exploration during 1999 and does not intend to conduct any exploration during 2000. With the passage of I-137, the Company made the decision to maintain its Montana properties on a stand-by basis and at minimal cost. The Company does not foresee that it will commence further exploration of its Montana properties unless I-137 is reversed, the price of gold significantly improves, the Company is able to renegotiate the
Alder Gulch leases with terms significantly more equitable to the Company, and the Company is able to arrange a cooperative effort with a major mining company to finance the exploration, evaluation, and, if warranted, development of the properties. The Company does not know if or when any of these events may occur.
                                        3
ITEM 2. PROPERTIES.

THE MONTANA PROPERTIES.

OVERVIEW. The Company's Montana properties within the Virginia City Mining District cover the upper part of Brown's Gulch, Hungry Hollow, and Barton Gulch and consist of 43 patented and 125 unpatented mining claims. Another 35 patented claims are located near Pony and Norris, Montana. The claims were acquired in September 1997 through the merger of Easton Pacific into the Company. In addition to the significant placer production that came from Alder Gulch, gold has been produced from lode mines located in Alder Gulch, Brown's Gulch, and Hungry Hollow since the late nineteenth century, although reliable production records are not available. The Company believes the historical mining activities and the geology of the district are indicative of large gold-bearing mineral systems, and that the district has a very high potential for additional discovery. The topography is mountainous, although the properties are seasonally accessible by road.

  The Company's properties in the Virginia City Mining District are more particularly identified on the map, which appears at Page 7 of this report.

   THE NATURE OF HANOVER'S INTEREST IN THE PROPERTIES. The Company owns or holds nearly all of its 204 Montana claims outright and pays rentals and royalties to the underlying landowner-lessors for the right to conduct mining activities on a relatively small number of claims it does not own. These payments in most cases are credited toward the purchase price of the claims under the purchase option provision of the leases. The Company's obligations pursuant to these leases and purchase options were $316,000 at December 31, 1999. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 5% to 7% of net smelter returns.

   Since March of 1995, when Kennecott terminated its mining venture agreement with the Company, the Company has paid the rental royalties to maintain its Montana properties, including the Alder Gulch claims until they were relinquished in 1998. This cost has been substantial; during the five-year period ended December 31, 1999, the Company expended approximately $4,448,815 to meet its rental and royalty obligations to the landowner-lessors of its properties. In addition, the Company spent another $5,958,905 during these five years to support its operations and conduct limited exploration work. Substantially all of the rental/royalty payments were made to landowner-lessors of the Alder Gulch claims. The Company has eliminated nearly all of its landowner-lessor obligations as a result of having terminated its Alder Gulch leases.

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

  The US Grant mining company entered into an agreement with the original Easton mine owners in 1947, and for two years thereafter drove a new 4,200-foot tunnel at the 600-foot level. No significant ore was produced as a result of these efforts. The Pacific mine was discovered in 1871 and was originally mined in the early years of the district. Ore was mined from a small open pit at the mine site from 1960 to 1976. The exploration work that has been done on the Easton-Pacific properties since then has been concentrated in the Pacific pit area.

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

   In November of 1988, Easton Pacific and Riverside Mining Company entered into a joint operation agreement with BHP-Utah International, Inc. ("BHP Utah") providing for the exploration and, if warranted, development of the Easton-Pacific claims in the Virginia City Mining District. Under the agreement, BHP Utah was to have expended approximately $1.6 million over a four-year period to conduct exploration work, and was to have made annual payments to the company totaling approximately $340,000,
                                        4
increasing to $350,000 per year at the end of the period. In return for these expenditures, BHP Utah was to have received interests in Easton Pacific's properties ranging from 40% to 60%, plus the option to increase its interests by an additional 20% by paying the company an additional $3 million. The joint operation agreement was terminated by BHP Utah in November of 1989, following the completion of its obligations to Easton Pacific for the prior year. Beginning in mid-1994, the company entered into discussions with Kennecott regarding a mining venture agreement for the exploration and possible development of the company's properties. No agreement was reached. As a consequence, Kennecott later terminated its 1994 mining venture agreement with the Company covering its Alder Gulch properties.

   GEOLOGY OF THE EASTON-PACIFIC PROPERTY. Mineralization on the Easton-Pacific claims is hosted by Archean metamorphic rocks. These rocks have been subjected to one or more metamorphic events and subsequent orogenic folding and faulting. Archean-aged gold deposits in shear zones and iron-formation are noted for their prolific gold production. The Pacific mine mineralization is hosted by a breccia body at the intersection of two regional faults. The breccia is silicified, pyritic, and strongly argillized. Higher grade Au-Ag mineralization occurs in quartz-sulfide veins. The Company's geologists have relogged all core and chips from the Pacific drilling and trenched across 500 feet of strike to better define the extent and continuity of mineralization. The mineralization is open in all directions.

   In 1997 independent consulting geologists Dr. Tom Henricksen and Dr. Roger Steininger were individually commissioned to write a report evaluating the Virginia City, Mining District. The reports written by Dr. Steininger and Dr. Henricksen are on file with the Securities and Exchange Commission.

THE CHILE PROPERTY.

   The Company's Chile property consists of 20 claims located in Region III of Atacarna, Chile at an elevation of 13,000 to 16,000 feet. The claims known as the La Tranca claims were acquired through a lease with an option to purchase. They lie 140 miles northeast of the town of Copiapo and 37 miles northeast of Placer Dome's La Coipa operation. The La Coipa operation and the La Tranca claims are within the same precious metal rich northern Maricunga belt system. The high grade Chimberos silver deposit operated by La Coipa is a major producer of silver and lies 15 miles west of the La Tranca claims. The claims are easily accessed by road year round.

   Initial surface sampling indicates 8+ ounces per ton silver values over 25+ foot widths on several structures. The color anomaly covers an area two miles long by one mile wide. The claims are characterized by eight to ten mineralized northeast-trending silicified and brecciated structures, 30-200 feet wide and up to 2,000 feet long. The host rocks are stratified Miocene dacite-andesite volcanic rocks overlain to the east by post-mineral ignimbrite sheets that cover high potential areas.

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

   Federal legislation and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies--in particular, legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act--have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. The State of Montana, which, despite its history as a major mining area, has in the last decade gradually limited mine development as tourism and environmental concerns have assumed greater economic and political importance.

   The cost and uncertainty associated with the permitting process have resulted in fewer mining applications and higher operating costs for those mining companies seeking to do business in the state. These laws are briefly discussed below.

   THE  CLEAN  WATER ACT.  The federal Clean Water Act is the principal  federal environmental protection law regulating mining operations. The Act imposes limitations on wastewater discharges into waters of the United States, including discharges from point sources such as mine facilities. In order to comply with the Clean Water Act, the Company will be required to obtain one or more permits which will control the level of effluent discharges from its proposed mining and processing operations.
                                        5
  THE CLEAN AIR ACT. The federal Clean Air Act limits the ambient air discharge of certain materials deemed to be hazardous and establishes a federal air-quality permitting program for such discharges. Hazardous materials are defined in enabling regulations adopted under the Act to include various metals and cyanide, the latter of which is used in heap leach recovery processes. The Act also imposes limitations on the level of particulate matter generated from mining operations, and the Company may be required to adopt dust control techniques in all phases of mining in order to comply with these limitations.

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

  THE COMPANY'S PERMITTING STATUS. Gold was first discovered in the Alder Gulch area in 1863, and extensive mining activities in the area, including the areas of Brown's Gulch, Hungry Hollow, and Barton Gulch, continued until the 1940s, when production from conventional mining processes dwindled. As a consequence of these activities, the Company believes it would experience less difficulty in obtaining permits for large scale mining development than would be the case were it seeking to develop an area that had no history of mining operations. The Company had obtained certain permits and approvals in conjunction with the limited exploration and minor development activities conducted on the Alder Gulch and Easton Pacific properties from 1993 through 1998. Unless I-137 is reversed, the Company does not intend to conduct further studies necessary to the obtaining of permits.
          [The balance of this page has been intentionally left blank.]
                                        6
      MAP OF THE COMPANY'S PROPERTIES IN THE VIRGINIA CITY MINING DISTRICT.

Location map showing where within the Virginia City Mining District, Madison County, Montana, the Company's controlled claim block of properties is located as of December 31, 1999, including townships and sections, streams, and selected mine locations.

          [The balance of this page has been intentionally left blank.]
                                        7
ITEM 3. LEGAL PROCEEDINGS.

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

   The registration statement required to be filed by the Company was declared effective by the SEC on September 3, 1996. Shortly following the effective date, and despite the Company's compliance with all of the terms and conditions of its agreement with Tabor, Tabor informed the Company that it was withholding authorization to release the conveyancing documents and the share certificates from escrow. As a consequence, the Company initiated an action against Tabor in United States District Court for the Eastern District of Washington (Case No. CS 96-663-FVS) on October 4, 1996 for breach of contract and injunctive relief. Subsequently, Tabor filed counterclaims against the Company alleging violations of the registration and antifraud provisions of federal securities law.

   Subsequent to the Company's scheduling of depositions, and in the wake of declining world gold prices--and a commensurate decrease in the market price of the Company's common stock which would have required the Company to issue Tabor significantly more shares of common stock under the agreement had it not been breached--Tabor reversed its position and sought to compel the Company to proceed with the transaction according to the original terms of the agreement. The Company, in turn, filed a motion seeking to rescind the agreement in its entirety. In early 1998 the Court granted the Company's motion and dismissed the case. All of the shares issued to Tabor have been cancelled and the Company's rights in the claims have been reconveyed to Tabor.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.
                                    PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION. The common stock of the Company was traded on the Nasdaq SmallCap Market under the symbol "HVGO" until December 4, 1998, when it was delisted, and commenced to be quoted on the OTC Bulletin Board under the same symbol. The following table sets out the high and low prices per share for the common stock for 1999 and 1998, as reported by Nasdaq and the OTC Bulletin Board. The prices reported reflect inter-dealer prices, without regard to retail mark-ups, markdowns, or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.

                          1999                        1998
                          ----                        ----
                  High           Low          High             Low
                  -----          ----         ----             ----
First Quarter     $0.2500      $0.1250       $2.252         $1.500
Second Quarter    $0.1700      $0.0938       $2.376         $0.969
Third Quarter     $0.2000      $0.0700       $1.500         $0.375
Fourth Quarter    $0.1875      $0.0800       $0.469         $0.160

                                        8
HOLDERS. The number of stockholders of record on March 1, 2000 was approximately 400. Based on mailings made in connection with the 1999 annual meeting of the Company's stockholders, the Company believes the shares held of record by the Company's stockholders are beneficially owned by approximately 1,600 persons.

DIVIDENDS.   The Company has declared no cash or stock dividends on  its  common stock since inception and does not
anticipate declaring or paying cash or stock dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from, and should be read in conjunction with the Company's financial statements and the notes thereto, and Item 7 of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data for the five years ended December 31, 1999 have been derived from the Company's consolidated financial statements appearing elsewhere in this report, which have been audited by BDO Seidman, LLP for 1996 through 1998, Zeller Weiss & Kahn, Mountainside, New Jersey, for 1994 and 1995, and Williams & Webster, P.S. for 1999.

The selected financial data should be read in conjunction with and is qualified by such financial statements and the notes thereto.

                         1999       1998       1997       1996        1995
                         ----       ----       ----       ----        ----
Summary of Balance Sheets:

Working capital
 (deficit)           $(282,892)$ (395,402) $  (289,024) $   (49,331) $   428,469
Current assets           37,215    109,662      282,782      203,722     894,229
Total assets          2,714,034  2,975,377   17,626,089   10,806,150   8,441,690
Current liabilities     320,107    505,064      571,806      253,053     465,760
Long-term obligation          0          0      148,515      194,065           0
Total liabilities       320,107    505,064      720,321      447,118     465,760
Stockholder's equity  2,393,927  2,470,313   16,905,768   10,359,032   7,975,930

Summary of Statements
  of Operations:

Revenues <F1>                 0          0            0        3,510     499,299
Net loss <F2>         (454,900)(16,134,840) (1,788,249)  (1,328,327) (2,329,190)
Net loss per share       (0.04)     (2.13)       (0.32)       (0.31)      (0.80)
-------

<F1>  Cumulative  revenues for the period from inception (May 2,  1990)  through
  December 31, 1999 were $1,151,958.
<F2>  Cumulative  losses  for the period from inception (May  2,  1990)  through
  December 31, 1999 were $24,291,087.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW. As a result of the leases for the Alder Gulch claims having been terminated in 1998, the Company's rental/royalty obligations have been reduced by $3,274,500 for 2000 and by $1,237,000 thereafter. The Company's decision to forego making the lease payments was prompted in large part by I-137 being placed on Montana's November 1999 ballot. Management believes that, should the Company ever be in a position to put its Virginia City properties into production, cyanide will be a vital component in the low cost recovery of gold. Management is not aware of any cost equivalent substitute for cyanide in the extraction of gold and unless the restriction against its use is lifted there is no economic incentive for the Company to further explore its properties with the objective to putting them into production.

   At the 1998 Annual Shareholder's Meeting, the shareholders of the Company approved a one for four reverse stock split of the Company's common stock. The action was taken in an effort to bolster the trading price of the Company's common stock to a level at or above that required for the Company to maintain its listing on the Nasdaq SmallCap Market. In August of 1997 Nasdaq had implemented new criteria requiring all Nasdaq SmallCap Market listed stocks to maintain a $1.00 bid price for their shares. The market prices for the Company's stock had steadily declined from $5.00 per share at May 6, 1997 to $0.22 at December 4, 1998 largely as a consequence of the significant drop in the world gold prices. Unable to maintain a $1.00 bid price for its shares, on December 4, 1998 the Company was delisted from the Nasdaq SmallCap Market and commenced to be quoted on the OTC Bulletin Board, a regulated electronic quotation service that displays real-time quotes, last sale prices, and volume information in the over-the-counter equity securities. Since being delisted the market price for the Company's stock has declined 54% to $0.10 per share at March 1, 2000.
                                        9
   In January 1999 three of the Company's affiliates collectively loaned $45,000 to the Company in exchange for demand promissory notes bearing interest at a rate equal to the prime rate of interest from time to time offered by Bank of America, NA plus two percent, and 5-year options for 360,000 shares of common stock in the aggregate exercisable at $0.25 per share. Also in January, one of the affiliates purchased 200,000 shares of common stock for $0.25 per share and received a five-year option for 300,000 shares exercisable at $0.50 per share. 100,000 shares were sold in February to a non-affiliate for $0.25 per share; the non-affiliate also received an option for 200,000 shares of common stock exercisable at $0.50 per share. From April through July 1999 the Company sold 600,000 shares of its common stock at $0.125 per share and from August through December 1999 sold 535,716 shares at between $0.10 and $0.07 per share. Options for 2,414,290 shares in the aggregate have been granted to the purchasers of the shares. The majority of the shares were sold to affiliates of the Company. The Company does not know how long it will be able to borrow from or sell equity to its affiliates and others and can give no assurance that it will be able to finance its obligations for the balance of 2000 and thereafter.

   The declining prices at which the Company has been able to sell its shares reflects a corresponding decline in the market value of the Company's common stock as quoted on the OTC Bulletin Board for the period in which the sales were made.

   Because of the depressed price for gold, mining companies in general have curtailed exploration activities in favor of pursuing properties with known reserves or production in areas conducive to mining activity. Consequently the Company has been unable to negotiate a joint financing arrangement with another company. The Company believes that it will only be successful in negotiating a joint venture or other financing arrangement if the price of gold increases, Montana's ban against the use of cyanide is lifted, and the Company is able to reconsolidate the district by renegotiating leases with the primary landowners of the Alder Gulch claims on more reasonable terms.

RESULTS OF OPERATIONS.
1999 COMPARED TO 1998. During the years ended December 31, 1999 and December 31, 1998, the Company realized no revenues.

   Operating expenses decreased to $330,000 for the year ended December 31, 1999 from $15,411,000 for the year ended December 31, 1998. This decrease in operating expense of $14,781,624 was primarily the result of $14,312,000 in write-downs of mineral properties. Exclusive of the write-down of mineral properties, operating expenses decreased to $230,000 in 1999 from $1,100,000 in 1998. This decrease of $870,000 or 79% was due to a general reduction of virtually all operating expenses.

   In addition there was a decrease in expenses of approximately $688,600 as the result of expiration of the amortization associated with the guaranty fee representing the cost of a shareholder's guarantee relative to the Company's payments of mineral property obligations.

1998 COMPARED TO 1997. During the years ended December 31, 1998 and December 31, 1997, the Company realized no revenues.

   Operating expenses increased to $15,411,000 for the year ended December 31, 1998 from $989,000 for the year ended December 31, 1997. This increase in operating expense of $14,422,000 was primarily the result of $14,312,000 in write-downs of mineral properties. Exclusive of the write-down of mineral properties, operating expenses increased to $1,100,000 in 1998 from $989,000 in 1997. This increase of $111,000 or 11% was primarily due to a charge of $174,300 for the cost of options granted to directors. Other expense items decreased as a result of completing the relocation of corporate headquarters and change in management.

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

   Other expense increased to $799,000 for the year ended December 31, 1997 from $20,000 for the year ended December 31, 1996. This increase of $779,000 was primarily the result of the costs incurred associated with the guaranty fee representing a shareholder's guarantee relative to the Company's payments of mineral property obligations acquired during the year ended December 31, 1997.
                                       10
LIQUIDITY AND CAPITAL RESOURCES. The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At December 31, 1999, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception. Additionally, as a consequence of Kennecott's withdrawal from the mining venture in March of 1995, the Company assumed full responsibility for certain landowner rental and royalty obligations pertaining to its Alder Gulch mining claims. As a result of the termination of the Alder Gulch leases in September and October of 1998 the Company's rental/royalty payments have been reduced by $1,863,000 for 1999, and by $3,274,500 for 2000. The Company has taken a $14,312,000 write down to reflect the loss of its investment in the claims and asset impairment as of December 31, 1998.

   On April 30, 1997 the Company entered into a reorganization agreement with Easton-Pacific to acquire all of the issued and outstanding shares of the capital stock of Easton Pacific in exchange for 1,750,000 shares of the Company's common stock. On September 30, 1997 Easton Pacific was effectively merged into the Company pursuant to the shareholders of both companies approving the merger and the filing of articles of merger with the secretaries of state of Delaware and Montana. Allowing for lock-up periods and absence of sufficient trading volume, the fair market value of the Company's shares issued to acquire Easton Pacific, including direct acquisition costs of $60,500, was determined to be $4,787,000. Easton Pacific's annual rental obligations for 2000 total approximately $11,000.

   Due to the Company's lack of revenues and negative working capital, the Company's independent certified public accountants included a paragraph in the Company's 1998 and 1999 financial statements relative to a going concern uncertainty. The Company has financed its obligations for 1999 by selling 1,435,716 shares of its common stock to certain affiliates of the Company and others. 300,000 shares were sold in January and February 1999 for $0.25 per share, 600,000 shares were sold between April 22, 1999 and June 15, 1999 for $0.125 and 535,716 shares were sold between August 25, 1999 and September 15, 1999 for between $0.10 and $0.07 per share.

  The declining prices at which the Company has been able to sell its shares has corresponded with the decline in the market value of the Company's common stock as quoted on the OTC Bulletin Board during the period the shares were offered for sale. Although market prices for the Company's stock tend to fluctuate they have overall declined from $1.25 per share at May 6, 1997 ($5.00 post recapitalization) to $0.10 per share at March 1, 2000, largely as a consequence of the significant drop in world gold prices and the passage of I-137.

  Although the Company expects to meet its 2000 obligations using borrowed funds and funds from the sale of shares of common stock, due to the declining price for the Company's stock, the expiration of the Degerstrom guaranty in September 1999, and the Company's inability to acquire a joint venture partner, the Company can give no assurance that it will be able to finance its obligations for the balance of 2000 and thereafter. Because the Company has not been financially able to explore and develop its properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $24,291,087 from its inception through December 31, 1999. Unless the Company is able to borrow or sell shares of its common stock it will continue to experience a shortage of working capital.

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

   As previously reported, nearly all of the Company's Alder Gulch claims were leased claims coupled with options to purchase. When the Company made the decision to forgo the lease payments on three of its Alder Gulch leases the leased claims reverted to the landowners and the Company took a loss of $14,312,000 due to the write down of assets in the fourth quarter of 1998. Unless the price of gold increases and I-137 is reversed, the Company does not foresee that it will undertake to reconsolidate the district or further explore its properties with the objective to determining a commercial ore body or bodies.

   At December 31, 1999, the Company had net operating losses of approximately $24,278,978, which may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

   Cash flows for the Company for each of the years in the three-year period ended December 31, 1999 were as follows:
YEAR ENDED DECEMBER 31, 1999. Operating activities of the Company used $200,000, primarily as a result of the 1999 net loss of $455,000 offset by $246,000 in non-cash transactions. $66,000 was realized from investing activities, primarily as a result of the
                                       11
sale of equipment and mineral properties. The Company generated $118,000 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position decreased by $16,000 to $13,000 at December 31, 1999.

YEAR ENDED DECEMBER 31, 1998. Operating activities of the Company used $741,000, primarily as a result of the 1999 net loss of $1,823,000, before the effect of the $14,312,000 loss on the write-down of mineral properties. $1,054,000 was used in investing activities, primarily as a result of payments made in relation to the Company's mineral properties. The Company generated $1,644,444 from financing activities primarily as a result of funds received through the sale of common stock. As a result of the foregoing, the Company's cash position decreased by $151,000 to $29,000 at December 31, 1999.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS.
   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the new way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. As the Company operates within one segment, the adoption of SFAS No. 131 by the Company in 1998, did not have a significant impact on the Company's financial position.

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

  In February 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 135 ("SFAS No. 135") Rescission of Financial Accounting Standards Board No. 75 ("SFAS No. 75") and Technical Corrections. SFAS No. 135 rescinds SFAS No. 75 and amends Statement of Financial Accounting Standards Board No. 35. SFAS No. 135 also amends other existing authorative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. SFAS No. 135 is effective for financial statements issued for fiscal years ending after February 15, 1999. The Company believes that the adoption of SFAS No. 135 will not have a significant effect on its financial statements.
                                       12
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the years ended December 31, 1999, 1998, and 1997 which are included elsewhere in this report have been audited by Williams & Webster, Spokane, Washington and BDO Seidman, LLP, Spokane, Washington. An index to such financial statements appears at Page 21 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Effective February 7, 2000, Williams & Webster, P.S. replaced BDO Seidman, LLP as the Company's independent public accountants.

   During the years ended December 31, 1996, 1997, and 1998, BDO Seidman, LLP's reports on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a paragraph wherein BDO Seidman LLP expressed substantial doubt about the Company's ability to continue as a going concern. During such periods there were no disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

   During the years ended December 31, 1995, 1994, and 1993, Zeller Weiss & Kahn's reports on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there were no disagreements with Zeller Weiss & Kahn on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                                    PART  III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS; OTHER KEY INDIVIDUALS
   The names, ages, business experience (for at least the past five years) and positions of the directors, executive officers and other key individuals of the Company as of December 31,1999 are set out below. The Company's Board of Directors consists of four members. All directors serve until the next annual meeting of the Company's stockholders or until their successors are elected and qualified. Executive officers of the Company are appointed by the Board of
Directors. Mr. Degerstrom and Mr. Fish were each appointed to the Board of Directors in September of 1995 and Mr. Fish was elected President of the Company in March of 1996, all pursuant to the terms of a securities purchase agreement between the Company and Mr. Degerstrom. Mr. Fish resigned his position as President October 1, 1998 and was appointed Vice President.

     Name                       Age       Position
     -----------                ----      ----------
      Hobart Teneff              79       President, CEO, Director
      James A. Fish              69       Vice President, Director
      Neal A. Degerstrom         75       Director
      Tim Babcock                80       Director
      Wayne Schoonmaker <F1>     63       Secretary, Treasurer
-------------

<F1> Mr. Schoonmaker is not an executive officer of the Company.

BIOGRAPHIES OF DIRECTORS, EXECUTIVE OFFICERS, AND KEY INDIVIDUALS.

HOBART TENEFF. Mr. Teneff was appointed a director of the Company and its President and CEO June1, 1999. From 1975 through 1988 Mr. Teneff served as President of Gold Reserve Corporation and as a director from 1975 through 1994. Mr. Teneff was also President, CEO and a director of Pegasus Gold Inc. from 1976 through 1987 and President of Argo Gold Inc. and Montoro Inc. prior to their being merged into Pegasus in 1980-81. Since 1950, Mr. Teneff has been President of General Equipment Inc. a privately held company in the industrial water, air, and heat transfer equipment business. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

JAMES A. FISH. Mr. Fish was appointed a director of the Company in September of 1995, President in March of 1996, and Chairman and Chief Executive Officer in May of 1996. March 30, 1998 Mr. Fish resigned as Chairman and October 1, 1998 as President and CEO. He was appointed Vice President October 1, 1998 and is also Vice President and General Counsel for N.
                                       13
A. Degerstrom, Inc., positions he has held since September of 1987. Prior to that, he was in private law practice with the firm of Winston & Cashatt in Spokane from 1980 through 1987, and at the firm of Fish, Schultz & Tombari from 1962 through 1980. Mr. Fish was employed as superintendent at S&F Construction from 1955 through 1962 and served in the Navy from 1952 to 1955. He received a Bachelor of Arts degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.

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

  Based solely on its review of copies of reports made pursuant to Section 16(a) of the Exchange Act and related regulations, the Company believes that during the year ended December 31, 1999 all reports required of such persons have been timely filed with the Commission.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE. The following table discloses compensation received by the Company's current and former presidents and chief executive officers for the years ended December 31, 1999, 1998, and 1997. No other executive officer's salary and bonus exceeded $100,000 in any of these years.

          [The balance of this page has been intentionally left blank.]
                                       14

                           Annual Compensation                 Long-Term Compensation
                   ------------------------------------     ---------------------------------------------
                                             Other          Dollar Value  Securities            All Other
Executive                                    Annual         of Restricted Underlying    LTIP    Compen-
Officer           Year   Salary       Bonus  Compensation   Stock Awards  Options/SARS  Payouts sation
-------------     ----   ------       -----  ------------   ------------  ------------  ------- --------
Hobart Teneff     1999  $ - 0 -<F1>    $ -0-    $  -0-         $  - 0 -      $  - 0 -   $ - 0 -  $ - 0 -
President, CEO

Raymond A. Hanson 1999$ 37,500<F2>     $ -0-    $  -0-         $  - 0 -      $  - 0 -   $ - 0 -  $ - 0 -
Former President  1998   22,500        $ -0-    $  -0-         $  - 0 -      $  - 0 -   $ - 0 -  $ - 0 -
and CEO

James A. Fish     1999  $ - 0 -        $ -0-    $  -0-         $  - 0 -      $  - 0 -   $ - 0 - $  - 0 -
Former President  1998     67,500<F3>  $ -0-    $  -0-         $  - 0 -      $  - 0 -   $ - 0 - $  - 0 -
and CEO           1997    90,000       $ -0-    $  -0-         $  - 0 -      $  - 0 -   $ - 0 - $  - 0 -
----------------------

<F1> Mr. Teneff succeeded Mr. Hanson as President and Chief Executive Officer of
  the Company effective June 1, 1999.

<F2>  Mr. Hanson succeeded Mr. Fish as President and Chief Executive Officer  of
  the Company effective October 1, 1998. Mr. Hanson's salary for the period October 1, 1998 through December 31, 1998 and the period from January 1, 1999 to June 1, 1999 has been paid in the form of five-year options for respectively 50,000 and 83,333 shares of common stock, exercisable at $0.50 per share.

<F3>  Mr.  Fish  succeeded Mr. Fred R. Schmid as President and  Chief  Executive
  Officer of the Company effective March of 1996. Mr. Fish's annual salary was payable each month in the form of $3,750 in cash and $3,750 in restricted shares of common stock based on 60% of the average of the "closing" market prices of the common stock as reported on the Nasdaq SmallCap Market during the preceding calendar month. Mr. Fish tendered the 19,668 shares of common stock he received for compensation in 1997 and declined the shares he was entitled to receive for compensation in 1998 and in lieu thereof was granted a five year option for 58,020 shares of common stock at $0.0001 per share. Mr. Fish has exercised his option for 58,020 shares of common stock. October 1, 1998 Mr. Fish resigned his position as President and Chief Executive Officer and was succeeded by Raymond
  A. Hanson.

OVERALL COMPENSATION POLICY. Salary compensation of the Company's executive officers is determined by the Board of Directors and by a compensation committee of the Board, which is responsible for considering specific information and making recommendations to the full Board. The Compensation Committee is comprised of two outside directors appointed annually by the Company's Board of Directors. Due to Mr. Karl Elers resignation as a director in 1999 Mr. Babcock is at this time the sole serving member of the Committee. In considering and recommending executive compensation, the Compensation Committee reviews factors such as individual executive compensation, corporate performance, stock price appreciation and the total return to stockholders. The Committee also takes into consideration, executive compensation levels within a peer group of publicly held North American gold-mining companies and, at least historically, the views of the Company's Chief Executive Officer. Where appropriate, the Compensation Committee also considers other performance measures, such as increase in market share, safety, environmental awareness, and improvements in relations with the Company's stockholders, employees, the public, and government regulators.

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

SALARY. The key elements of the Company's executive compensation consists of salary and incentive stock options. The Compensation Committee of the Board recommends salary levels of officers and employees and determines employee stock option awards.

    Salaries for executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the market for executive talent, the latter of which provides a comparison of salaries for comparable positions at other gold mining companies. The salary levels of the Chief Executive Officer and other executive officers of the Company for the following calendar year are generally set by the Board of Directors at its annual meeting or at a later special meeting. Specific individual performance and overall corporate or business segment performance are reviewed in determining the compensation level of each individual officer. In evaluating the performance and setting the compensation of
                                       15
the Chief Executive Officer and the other executive officers of the Company, the Compensation Committee and Board of Directors have traditionally maintained salary compensation at levels below those of other companies within the Company's peer group; in order to compensate for these lower salaries, the Chief Executive Officer and other executive officers of the Company have historically been granted performance incentives in the form of incentive stock options.

CASH BONUSES. From time to time, the Board of Directors and the Compensation Committee may approve cash bonuses to executives and key employees, based on outstanding achievement in the performance of their respective duties. During 1994 the Compensation Committee recommended to the Board, and the Board authorized and approved, the payment to Fred R. Schmid of a cash bonus of $150,000 for his services in raising the initial working capital and completing the 1993 public financing for the Company. No cash bonuses were awarded in 1999.

STOCK OPTIONS. The Company currently maintains two stock option plans, the 1995 Stock Option Plan and the 1998 Equity Incentive Plan. Both plans provide for the issuance of incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended ("the Code"), and options that do not qualify under the Code. Key individuals of the Company, including officers, directors, employees, and consultants, are eligible to receive grants of options under the plans. Under the 1995 and 1998 plans, incentive stock options are exercisable at prices equivalent to the mean of the high and low sales prices of the common stock, as reported by the Nasdaq SmallCap Market or a national exchange as of the date of grant - 110% of such sales prices in the case of incentive stock options granted to any person owning more than 10% of the total combined voting power of all classes of the Company's stock. If the Company's stock is not trading on Nasdaq or a national securities exchange then the Board of Directors shall determine exercise prices in accordance with Sec. 422 of the Code. Under the 1998 Equity Incentive Plan non-qualified stock options may be granted at no less than 85% of fair market value as defined under the plan. Options for all 1 million shares available under the 1995 Stock Option Plan have been granted. Forfeited Options under the 1995 Stock Option Plan may be reissued under the provisions of the 1998 Equity Incentive Plan. The Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Committee's function is to determine those persons entitled to receive an award based on their contributions to the Company or on their ability to contribute to the long term growth and financial success of the Company. The Committee also determines the type of an award, the amount of an award, and its terms. Shares subject to grants, which expire or otherwise terminate, will again become available for granting.

OPTIONS GRANTED IN 1999. The following table provides information on options granted under the 1998 Equity Incentive Plan during the year ended December 31, 1999, to the named executive officers of the Company.

                      Number of Securities      Percent of Total Options   Option Exercise
                      Underlying  Options       Granted to Employees       Price Per       Expiration
Executive  Officer    Granted <F1>              and Directors in  1999     Share<F2>       Date
------------------------------------------------------------------------------------------------------
Hobart Teneff
PRESIDENT, CEO        500,000                 43.5%                      0.125             05/31/2009

James A. Fish
VICE-PRESIDENT        150,000                 13.0%                      0.125             05/31/2009
------------------------

<F1> All of the options were granted as non-qualified stock options as defined by the Internal Revenue Code.
<F2> Fair market value at date of grant.

OPTIONS EXERCISED AND OPTION VALUES. No options were exercised during the year ended December 31, 1999 by any named executive officer of the Company. At December 31, 1999 the OTC-Bulletin Board's quoted closing price for the Company's common stock was lower than the option exercise price for all of the shares for which options were granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of March 1, 2000 the names of, and number of shares beneficially owned by, persons known to the Company to own more than five percent (5%) of the Company's common stock; the names of, and number of shares beneficially owned by each director and executive officer of the Company; and the number of shares beneficially owned by all directors and executive officers as a group. At such date, the number of shares of common stock of the Company outstanding was 11,948,964 shares and an additional 8,321,343 shares were deemed outstanding.
                                       16

                       Amount and Nature of Beneficial
Name of Owner          Ownership (all direct
                       nless otherwise noted)             Percent of  (Class)
-----------            ------------------------------     -------------
Raymond A. Hanson <F1>                 2,037,803              10.05%
James A. Fish <F2>, <3>                  385,451               1.91%
Neal A. Degerstrom <F2>, <F4>          6,081,177              30.00%
Tim Babcock <F2>, <F5>                   104,450               0.52%
Hobart Teneff  <F2>, <F6>              3,255,850              16.06%
All directors and
 executive officers
 as a group (4 persons) <F7>           9,826,928              48.48%
------------------

<F1>  Mr.  Hanson was President and Chief Executive Officer of the Company  from
  October 1, 1998 to June 1, 1999. The shares attributed to Mr. Hanson include 969,814 shares owned by Hanson Industries, Inc. (167,750 of which were acquired pursuant to the securities purchase agreement described in footnote 4 below), 500,000 shares issuable to Hanson Industries, Inc. pursuant to currently exercisable options granted in connection with the purchase of shares, 117,748 shares of common stock issuable to Hanson Industries Inc. pursuant to currently exercisable options granted in connection with a partial assignment of the Degerstrom guaranty given to acquire Easton-Pacific. 145,833 shares, of which 12,500 are issuable to Hanson Industries Inc., are issuable pursuant to currently exercisable options granted in lieu of compensation and rent for the period October 1, 1998 through May 15, 1999.
<F2> Director of the Company.
<F3>  Mr.  Fish is Vice President of the Company.  The shares attributed to  Mr.
  Fish include 27,000 shares acquired pursuant to the securities purchase agreement described in footnote 4, below. Such shares are also attributed to Neal A. Degerstrom in the foregoing table. Also includes 250,000 shares issuable pursuant to currently exercisable options of common stock.
<F4> The forgoing table attributes to Mr. Degerstrom all of the shares of the
  Company purchased by Mr. Degerstrom and his permitted assigns pursuant to the securities purchase agreement between the Company and Mr. Degerstrom dated as of June 1, 1995, as amended. Although all shares purchased by Mr. Degerstrom and his assigns are shown in the table above as beneficially owned by Mr. Degerstrom, a Schedule 13D dated June 20, 1995, as amended through the date of the report, filed by Mr. Degerstrom and others states that 2,663,200 such shares (665,800 post recapitalization) were registered in Mr. Degerstrom's or his company's name as of the date of the report, representing approximately 12.8% of the common stock deemed outstanding at such date. The Schedule 13D filed by Mr. Degerstrom and his permitted assigns also states that none of the persons identified as reporting persons in the Schedule 13D controls the voting or disposition of any shares of common stock of the Company other than those owned by each such person, and on this basis Mr. Degerstrom disclaims beneficial ownership of the shares owned by his assigns. On March 17, 1997, the Board of Directors granted Mr. Degerstrom three-year options to purchase up to 2,312,970 shares (578,243 shares post recapitalization) of common stock as consideration for his guaranty of certain obligations in connection with the Company's agreement to acquire Easton-Pacific. Mr. Degerstrom subsequently assigned 1,541,978 of the options (385,495 post recapitalization) to two then non-affiliates of the Company, each of whom agreed to severally guarantee one third of the amount Mr. Degerstrom paid pursuant to his guaranty with the Company.
  The options were exercisable by Mr. Degerstrom and the then non-affiliate co-guarantors at the price of $1.25 per share ($5.00/share post recapitalization). After giving effect to Mr. Degerstrom's remaining options for his guaranty, the 141,155 shares he and his company acquired in exchange for Easton Pacific shares, the options for 1,202,858 shares he was granted in connection with certain of his loans and purchases, the options for 500,000 shares of common stock granted under the Company's 1998 Equity Incentive Plan, the 193,067 shares and options for 386,134 shares his company received for drilling services, and the options for 228,648 shares and 436,827 shares his company received to cancel a Company indebtness, the number of shares of common stock of the Company beneficially owned by Mr. Degerstrom at March 1, 2000 was 4,866,975 shares, or approximately 24.24% of the common stock deemed outstanding.
<F5> All are shares issuable pursuant to presently exercisable options granted under the Company's 1995 Stock Option Plan.
<F6> Includes options to acquire 117,748 shares of common stock pursuant to an assignment by Mr. Degerstrom to Mr. Teneff of one third of the option that was granted to Mr. Degerstrom by the Company's Board of Directors as consideration in connection with the Easton-Pacific transaction. Also includes 167,750 shares acquired pursuant to the securities purchase agreement between the Company and Mr. Degerstrom, 20,000 shares owned by General Equipment Company, and 1,202,858 shares issuable pursuant to currently exercisable options granted in connection with the loan and purchase of shares and options for 500,000 shares issuable pursuant to the Company's 1998 Equity Incentive Plan. See footnote 4 above.
<F7> See footnotes 3, 4, 5, and 6 above.

                                       17
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During 1998 N. A. Degerstrom, Inc., an affiliated company of Mr. Degerstrom's, conducted exploration drilling as part of the Company's exploration program at Virginia City. N. A. Degerstrom, Inc. was partially compensated for its services with 193,067 shares of stock valued at $0.525 per share and a five year option for 386,134 shares of stock exercisable at a price of $0.50 per share. The shares were calculated by averaging the closing prices for the Company's stock for each entire month during which drilling was conducted and then averaging the monthly averages. N. A. Degerstrom, Inc. also received $60,961 in cash. Options for 228,642 shares of common stock were granted in April 2000 to satisfy the remaining $43,922 owed on the contract.

In September 1999 the Company sold three of its mining claims at Pony, Montana to its President for $25,000.

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

10.8 Consulting Agreement dated as of January 29, 1996 between the registrant and Fred R. Schmid. Filed as Exhibit 10.8 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.
                                       18
10.9 Consulting Agreement dated as of January 29, 1996 between the registrant and Stephen J. Schmid. Filed as Exhibit 10.9 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

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

27.1 Financial Data Schedule.  Filed herewith.

99.1 Opinion of Zeller Weiss & Kahn dated March 29,1996 concerning the financial statements of the registrant for the years ended December 31, 1995 and 1994, and for the period from inception (May 2, 1990) through December 31, 1995. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 (Commission File No. 33-3882) and incorporated by reference herein.

99.2 Opinion of Grossman Tuchman & Shah, LLP dated May 16, 1996 concerning the financial statements of Hanover Resources, Inc. and Group S Limited for the years ended December 31, 1995 and 1994. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 (Commission File No. 33-3882) and incorporated by reference herein.

FINANCIAL STATEMENTS. An index to the financial statements included in this report appears at page 21. The financial statements and supplementary data appears at page F/S-2 through F/S-15 of this report.

REPORTS ON FORM 8-K.

      No current reports on Form 8-K were filed by the Company during the 4th Quarter of 1999.
                                       19
                           HANOVER GOLD COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Report of Independent Certified Public Accountants                      F/S -1

Financial Statements:

  Balance Sheets as of December 31, 1999
  and December 31, 1998                                                  F/S-2

  Statements of Operations for the Years Ended December 31, 1999,
  1998, 1997, and for the period from inception (May 2, 1990)
  to December 31, 1999                                                   F/S-3

  Statements of Changes in Stockholders' Equity
  for the period from inception (May 2, 1990) to
  December 31, 1999                                                      F/S-4

  Statements of Cash Flow for the Years Ended December 31, 1999,
  1998, 1997, and for the period from inception (May 2, 1990) to
  December 31, 1999                                                      F/S-7

  Summary of Accounting Policies                                         F/S-9

  Notes to Financial Statements                                          F/S-9

  Signatures                                                            F/S-16

          [The balance of this page has been intentionally left blank.]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Hanover Gold Company, Inc.
Spokane, Washington

                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Hanover Gold Company, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and from inception on May 2, 1990 through December 31, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hanover Gold Company, Inc. as of December 31, 1998 were audited by other auditors whose report dated March 5, 1999, expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the year then ended and from inception on May 2, 1990 through December 31, 1999 then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding the resolution of this issue are also discussed in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 16, 2000
                                      F/S-1

                           HANOVER GOLD COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

ASSETS                                    December 31,
                                      ----------------------
                                         1999          1998
                                   ----------      ---------
CURRENT ASSETS
 Cash                                $ 12,970       $ 28,632
 Prepaid expenses and
 other current assets                  24,245         81,030
                                     --------      ---------
   Total current assets                37,215        109,662
                                     --------      ---------
MINERAL PROPERTIES                  2,597,147      2,370,334
                                     --------      ---------
FIXED ASSETS
 Furniture and equipment              152,710        228,049
 Less: accumulated depreciation     (105,038)     ($130,510)
                                     --------      ---------
   Total Fixed Assets                  47,672         97,539
                                     --------      ---------
OTHER ASSETS                          32,000          37,842
                                     --------      ---------
TOTAL ASSETS                      $ 2,714,034    $ 2,626,377
                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                    $  1,105       $ 37,393
 Notes payable to shareholders        297,000        428,491
 Accrued payroll and payroll taxes      2,141         13,068
 Other accrued expenses                19,861         15,590
 Notes payable                              -         10,522
                                      -------       --------
   Total Current Liabilities          320,107        505,064
                                      -------       --------
COMMITMENTS AND CONTINGENCIES               -              -
                                      -------       --------
STOCKHOLDERS' EQUITY
 Preferred stock, $0.001 par value;
   shares authorized 2,000,000, no
   shares issued and outstanding            -              -
 Common Stock, $0.0001 par value,
   48,000,000 shares authorized;
   11,621,276 and 9,353,533 shares
   issued and outstanding
   respectively                         1,164            935
 Additional paid-in capital        26,686,997     26,308,712
 Accumulated deficit during
   the development stage         (24,291,087)   (23,836,187)
 Treasury stock, at cost
   (19,668 shares)                    (3,147)        (3,147)
                                  -----------    -----------
   Total Stockholders equity        2,393,927      2,470,313
                                  -----------    -----------
TOTAL LIABILITY AND
 STOCKHOLDERS' EQUITY             $ 2,714,034    $ 2,975,377
                                    =========      =========
     See accompanying summary of accounting policies and notes to financial statements.

                                      F/S-2
                           HANOVER GOLD COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                   Cumulative Amounts
                                           Year Ended December 31,             From Date of Inception
                                           ----------------------               (May 2, 1990) through
                                           1999           1998            1997      December 31, 1999
                                           -----          -----           -----        --------------
REVENUES                                $      -         $     -      $       -           $ 1,151,958

COST OF GOODS MINED                            -               -              -             1,987,483
                                            ----            ----           ----               -------

GROSS PROFIT (LOSS)                            -               -              -             (835,525)
                                            ----            ----           ----               -------
GENERAL AND
  ADMINISTRATIVE EXPENSES
 Depreciation and amortization            22,866          35,995         28,483               185,625
 Provision for bad debt                        -               -              -               779,921
 Other general and administrative
   expenses                              306,802       1,063,579        960,619             6,556,574
                                         -------         -------         ------               -------
                                  Total Expenses         329,668      1,099,574               989,102    7,522,120

OPERATING LOSS                         (329,668)     (1,099,574)      (989,102)           (8,357,645)
                                         -------         -------         ------               -------
OTHER INCOME (EXPENSE)
 Abandonment of mining interests               -    (12,012,050)              -          (12,012,050)
 Write-down of mineral property                -     (2,300,000)              -           (2,300,000)
 Loss on sale of mineral property      (108,187)               -              -             (108,187)
 Amortization of guaranty fee                  -       (688,585)      (768,585)           (1,457,170)
 Interest income (expense), net         (30,969)        (30,120)       (26,566)              (28,944)
 Gain (loss) on sale of equipment         13,924         (4,511)        (3,996)              (27,091)
                                          ------         -------        -------               -------
Total other income (expense)           (125,232)    (15,035,266)      (799,147)          (15,933,442)
                                         -------        --------        -------              --------
NET LOSS BEFORE
 INCOME TAXES                          (454,900)    (16,134,840)    (1,788,249)          (24,291,087)

INCOME TAXES                                   -               -              -                     -
                                         -------        --------         ------              --------

NET LOSS                              $(454,900)   $(16,134,840)   $(1,788,249)         $(24,291,087)
                                        ========      ==========      =========            ==========
BASIC AND DILUTED
 NET LOSS PER COMMON SHARE               ($0.04)         ($2.13)        ($0.32)               ($6.12)
                                          ======          ======         ======                ======
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   10,484,963      7,582,950       5,539,610             3,969,444
                                        ========         =======        =======               =======
-----------
     See accompanying summary of accounting policies and notes to financial statements.

          [The balance of this page has been intentionally left blank.]

                                      F/S-3
                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                     Deficit
                                                                                     Accumulated
                               Common Stock                  Additional              During the   Stockholders'
                               ---------------     Paid in   Subscription  Treasury  Development  Equity
                               Shares      Amount  Capital   Receivable    Stock     Stage        Total
                               --------    -----    --------  -------      -----     --------    ----------
Balance, May 2, 1990                  -   $  -      $    -      $   -      $   -       $    -      $     -
Issuance of common stock for
 cash ($2.12/share)             188,141     19     402,481         -           -            -      402,500
Issuance of common stock for
 cash ($0.28/share)              21,562      2       6,016          -          -            -        6,018
Cash contributed to capital           -      -       5,000          -          -            -        5,000
Net loss                              -      -           -          -          -    (141,114)    (141,114)
-------------                     -----  -----       -----      -----      -----      -------      -------
BALANCE, December 31, 1990      209,703   $ 21   $ 413,497       $  -      $   -   $(141,114)     $272,404
Issuance of common stock to
 directors ($0.0004/share)       50,000      5          15          -          -            -           20
Issuance of common stock for
 claims and engineering
 costs ($10.00/share)            57,252      6     572,513          -          -            -      572,519
Issuance of common stock for
 cash ($0.24/share)             739,377     74     166,596          -          -            -      166,670
Issuance of common stock for
 cash ($1.68/share)              67,146      6     113,744          -          -            -      113,750
Exercise of stock purchase
 warrants ($2.40/share)          18,600      2      44,638          -          -            -       44,640
Exercise of stock purchase
 warrants ($5.00/share)          27,875      3     139,371          -          -            -      139,374
Cash contributed to capital           -      -      73,850          -          -            -       73,850
Net loss                              -      -           -          -          -    (179,866)    (179,866)
-----------                       -----  -----       -----      -----      -----      -------      -------
BALANCE, December 31, 1991    1,169,953   $117  $1,524,224       $  -      $   -   $(320,980)   $1,203,361
Issuance of common stock for
 cash ($8.00/share)             178,125     18   1,424,982          -          -            -    1,425,000
Issuance of common stock for
 cash ($0.72/share)              54,634      5      39,995          -          -            -       40,000
Exercise of stock purchase
 warrants ($5.00/share)          10,400      1      51,999          -          -            -       52,000
Net loss                              -      -           -          -          -    (314,878)    (314,878)
-----------                       -----  -----       -----      -----      -----      -------      -------
BALANCE, December 31, 1992    1,413,112   $141  $3,041,200       $  -       $  -   $(635,858)   $2,405,483
Issuance of common stock for
 interest in mineral
 property ($6.00/share)          37,500      4     224,996          -          -            -      225,000
Issuance of common stock to
  officer ($0.04/share)          31,791      3         747          -          -            -          750
Exercise of stock purchase
  warrants ($6.40/share)        765,426     77   4,750,141  (649,360)          -            -    4,100,858
Net loss                              -      -           -          -          -    (256,769)    (256,769)
------------                      -----  -----     -------    -------      -----      -------      -------
BALANCE, December 31, 1993    2,247,829   $225  $8,017,084 $(649,360)        $ -   $(892,627)   $6,475,322
Exercise of stock purchase
 warrants ($6.40/share)         332,224     33   2,126,202          -          -            -    2,126,235
Cancellation of subscribed
 shares ($6.40/share)          (62,500)    (6)   (399,994)    400,000          -            -            -
Cash contributed to capital           -      -      98,393          -          -            -       98,393
Net loss                              -      -           -          -          -  (1,362,954)  (1,362,954)
----------                       ------  -----     -------      -----      -----       ------      -------
BALANCE, December 31, 1994    2,517,553   $252  $9,841,685 $(249,360)        $ - $(2,255,581)   $7,336,996

To Be Continued Next Page                      F/S - 4
                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                    Deficit
                                                                                    Accumulated
                               Common Stock        Additional                       During the   Stockholders'
                               -------------       Paid in   Subscription  Treasury Development  Equity
                               Shares    Amount    Capital   Receivable    Stock    Stage        Total
                               -----     -----     -----     -----         -----    ----------   -----------
BALANCE, December 31, 1994    2,517,553   $252  $9,841,685 $(249,360)      $   - $(2,255,581)   $7,336,996
Issuance of common stock for
 cash ($1.40/share)             535,714     53     749,947          -          -            -      750,000
Issuance of common stock for
 cash ($1.40/share)             178,571     18     249,982          -          -            -      250,000
Issuance of common stock for
 cash ($4.00/share)             300,000     30   1,199,970          -          -           -     1,200,000
Issuance of common stock in
 satisfaction of vendor
 obligations at prices ranging
 from $4.00 to $4.24/share       67,420      7     274,089          -          -            -      274,094
Issuance of common stock to
  officer at minimum cost        49,459      5          15          -          -            -           20
Issuance of common stock
 pursuant to convertible
 debt at $0.83 per share        337,074     34     281,414          -          -            -      281,448
Cash received for
 subscribed shares                    -      -           -    249,360          -            -      249,360
Repurchase of previously issued
 shares ($6.40/share)           (5,750)    (1)    (36,799)          -          -            -     (36,800)
Net loss                              -      -           -          -          -  (2,329,190)  (2,329,190)
------------                     ------  -----      ------      -----      -----    ---------      -------
BALANCE, December 31, 1995    3,980,041   $398 $12,560,303       $  -       $  - $(4,584,771)   $7,975,930
Issuance of common stock
 for mineral property
 rights at prices ranging
 from $6.24 to $16.00/share     195,000     19   1,459,981          -          -            -    1,460,000
Issuance of common stock for
 cash ($2.00/share)             535,715     54   1,071,375          -          -            -    1,071,429
Issuance of common stock for
 cash net of issuance
 costs of $70,000($5.00/share)  250,000     25   1,179,975          -          -            -    1,180,000
Net loss                              -     -            -          -          -  (1,328,327)  (1,328,327)
---------------                --------  -----    --------      -----      -----     --------     --------
BALANCE, December 31, 1996    4,960,756  $ 496 $16,271,634       $  -       $  - $(5,913,098)  $10,359,032
Issuance of common stock
 for services
 rendered ($3.80/share)          10,855      1      41,249          -          -            -       41,250
Grant of option to director
 as compensation
 for loan guaranty                    -      -   1,457,170          -          -            -    1,457,170
Deferred guaranty fee,
 subject to grant exercise            -      -   (688,585)          -          -            -    (688,585)
Issuance of common stock
 for cash at prices ranging
 from $2.00 to $5.00/share      634,750     64   2,798,686          -          -            -    2,798,750
Issuance of common stock
 for an acquisition
 of Easton-Pacific            1,750,000    175   4,726,225          -          -            -    4,726,400
-----------------             ---------  -----     -------      -----      -----     --------     --------
BALANCE, carried forward      7,356,361   $736 $24,606,379      $   -       $  - $(5,913,098)  $15,117,519
To Be Continued Next Page

                                     F/S - 5
                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (continued)

                                                                                    Deficit
                                                                                    Accumulated
                               Common Stock        Additional                       During the   Stockholders'
                               -----------         Paid in   Subscription  Treasury Development  Equity
                               Shares    Amount    Capital   Receivable    Stock    Stage        Total
                               ------    ------    ------    --------      -----    ----------   -----
BALANCE, carried forward     7,356,361   $ 736 $24,606,379      $   -      $   - $(5,913,098)  $15,117,519
Issuance of common stock for
 mineral property rights           726       -           -          -          -            -            -
Net loss                             -       -           -          -          -  (1,788,249)  (1,788,249)
----------------               -------   -----    --------      -----      -----     --------      -------
BALANCE, December 31, 1997   7,357,087    $736 $24,606,379      $   -      $   - $(7,701,347)  $16,905,768
Issuance of common stock for
 services rendered
 ($2.28/share)                  19,668       1      44,999          -          -            -       45,000
Amortization of deferred
 guaranty fee, subject to
 grant exercise                      -       -     688,585          -          -            -      688,585
Issuance of common stock for
 Cash at prices ranging
 from $0.50 to $2.12/share   1,067,847     105   1,336,464          -          -            -    1,336,569
Cancellation of common stock
 issued for property
 rights ($8.00/share)        (131,250)    (13) (1,049,987)          -          -            -  (1,050,000)
Share adjustment                   116       -           -          -          -            -            -
Issuance of common stock and
 options for cash at prices
 ranging from $0.25
 to $0.38/share                866,666      87     274,913          -          -            -      275,000
Issuance of common stock and
 options for services
 rendered ($0.59/share)        193,067      19     115,544          -          -            -      115,563
Options issued for
 accounts payable                    -       -      50,000          -          -            -       50,000
Options issued for services          -       -     238,668          -          -            -      238,668
Options exchanged for shares
 of common stock              (19,668)       -       3,147          -    (3,147)            -            -
Net loss                             -       -           -          -          - (16,134,840) (16,134,840)
-------------------          ---------  ------  ----------      -----    -------   ----------   ----------
BALANCE, December 31, 1998   9,353,533    $935 $26,308,712      $   -   $(3,147)$(23,836,187)   $2,470,313
Issuance of common stock
 and options for cash at
 prices ranging
 from $0.07 to $0.25/share   1,435,716     145     194,856          -          -            -      195,001
Issuance of common stock for
 debt at $0.12/share           436,827      44      54,560          -          -            -       54,604
Issuance of common stock for
 accrued interest at
 $0.07/share                   395,200      40      29,600          -          -            -       29,640
Options issued for accounts
 payable                             -       -      57,160          -          -            -       57,160
Options issued for services          -       -      42,109          -          -            -       42,109
Net loss for the year ended
 December 31, 1999                   -       -           -          -          -    (454,900)    (454,900)
--------------------        ----------  ------ -----------     ------     ------   ----------     --------
BALANCE, December 31, 1999  11,621,276  $1,164 $26,686,997     $    -   $(3,147)$(24,291,087)   $2,393,927

See accompanying summary of accounting policies and notes to financial statements.
                                     F/S - 6
                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                            Year Ended December 31,        From Date of Inception
                            -----------------------         (May 2, 1990) through
                            1999         1998        1997       December 31, 1999
                            -----       -----        -----     ------------------
Cash Flows from
 Operating Activities:
 Net loss                 $(454,900) $(16,134,840) $(1,788,249)     $(24,291,087)
Adjustments to reconcile
 net loss to net cash
 used in operating activities:
 (Gain) loss on sale of
 equipment                  (13,924)         4,510        3,996            27,090
 Loss on sale of mineral
 property                    108,187             -            -           108,187
 Abandonment of mining
 interests                         -    12,012,050            -        12,012,050
 Write-down of mineral
 properties                        -     2,300,000            -         2,300,000
 Depreciation and
 depletion                    22,866        35,995       28,483           185,625
 Common stock and options
  issued for services         42,109       402,377       41,250           685,776
 Common stock issued for
 interest                     29,640             -            -            29,640
 Common stock issued for
 payables                     57,160             -            -            57,160
 Amortization of deferred
 guaranty fee                      -       688,585      768,585         1,457,170
 Write-off of note receivable      -             -            -           779,921
Changes in operating assets
 and liabilities,
 Excluding effect of
 Easton acquisition:
 Supplies inventory                -             -       10,000                 -
 Prepaid expenses             56,785        21,669       22,255             3,342
 Other assets                  5,842      (13,848)        (570)          (32,000)
 Accounts payable           (36,288)       (3,494)     (31,964)            72,486
 Accrued expenses           (17,178)      (54,153)       25,761           106,568
Cash used in                --------     ---------     --------        ----------
 operating activities      (199,701)     (741,149)    (920,453)       (6,498,072)
Cash Flows from            ---------     ---------    ---------        ----------
Investing activities:
 Proceeds from sale of
 equipment                    40,925           325       12,300            68,826
 Advances under
 notes receivable           -             -            -       (1,089,219)
 Purchase of furniture
 and equipment                     -       (4,300)     (73,118)         (363,613)
 Sales (purchases) of
 mineral properties           25,000   (1,050,771)  (1,724,701)      (10,358,585)
Cash provided by (used in)   -------    ----------   ----------       -----------
 investing activities         65,925   (1,054,746)  (1,785,519)      (11,742,591)
Cash Flows from              -------    ----------   ----------      ------------
Financing activities:
 Proceeds from shareholder
 note payable                      -             -            -            73,405
 Sale of common stock        195,001     1,611,570    2,798,750        17,674,546
 Proceeds from
 convertible debt                  -             -            -           215,170
 Proceeds from
 long term debt                    -             -       45,000            45,000
 Payment of long-term debt         -      (72,065)     (54,048)         (172,343)
 Proceeds (to) from
 related party              (76,887)       108,086            -            31,199
 Payment of stock
 subscription receivable           -             -            -           249,360
 Repurchase of
 common stock                      -       (3,147)            -          (39,947)
 Capital
 contributions                     -             -            -           177,243
                             -------       -------    ---------         ---------
Cash provided by
 financing activities        118,114     1,644,444    2,789,702        18,253,633
                             -------     ---------    ---------        ----------
Net increase (decrease)
 in cash                    (15,662)     (151,451)       83,730            12,970

Cash and cash equivalents,
 beginning of period         28,632       180,083       96,353                 -
                            -------      --------      -------           -------
Cash and cash equivalents,
 end of period              $12,970     $  28,632    $ 180,083           $12,970
                             =======     =========    =========          ========
Supplemental cash flow
 disclosure:
   Interest                  $32,643     $  42,068    $  35,068          $133,824
                            ========     =========    =========          ========
   Income taxes              $     -     $       -    $       -          $      -
                            ========     =========    =========          ========

To be continued next page
                                      F/S-7
                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                            Year Ended December 31,        From Date of Inception
                            -----------------------         (May 2, 1990) through
                            1999         1998        1997       December 31, 1999
                            -----       -----        -----     ------------------
Non-Cash Investing and
Financing Activities:
 Common stock issued for
   acquisition of mineral
   property rights           $   -      $   -        $   -       $ 2,257,518
 Long-term debt issued
   for acquisition of
   mineral property rights       -          -            -           263,946
 Note receivable
   given in exchange for
   mineral property rights       -          -            -           309,298
 Fixed assets traded for
   acquisition of
   mineral property rights       -          -            -            66,177
 Issuance of common stock
   for debt                 54,603     50,000            -           104,603
 Common stock issued in
   payment of notes payable
   and accrued interest     29,640          -            -           167,456
 Long-term debt issued
   for acquisition
   of equipment                  -          -       17,548            17,548
 Cancellation of common stock
   issued for acquisition
   of mineral property           -(1,050,000)            -       (1,050,000)
 Mineral property transferred
   for long-term debt            -    143,631            -           143,631
 Common stock issued to
   acquire net
   assets of Easton-Pacific      -          -    5,268,212         5,268,212
 Common stock options issued
   for payables             57,160          -            -            57,160
 Common stock options
   issued for services      25,000          -            -            25,000
   -------------
See accompanying summary of accounting policies and notes to financial statements.

          [The balance of this page has been intentionally left blank.]

                                      F/S-8
                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hanover  Gold  Company,  Inc.  ("Hanover"  or  the  "Company")   is   a
development  stage  enterprise principally  engaged  in  acquiring  and
maintaining   gold  mining  properties  in  southwestern  Montana   for
exploration and future development. The Company, which is the successor-company to an entity incorporated in the state of Delaware in 1984, commenced its operations in May 1990.

The Company is seeking additional capital and management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company is in the development stage, as it has not realized any significant revenues from its planned operations.

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

On September 30, 1997, the Company acquired all of the outstanding shares of Easton-Pacific and Riverside Mining Company ("Easton"), an inactive mining company holding mineral claims contiguous to those of the Company, in exchange for 1,750,000 shares of the Company's common stock. The acquisition of Easton has been accounted for using the purchase method of accounting, and accordingly, the accounts of Easton have been reflected in the financial statements from the date of acquisition. The purchase price of $4,878,000 (which included transaction costs of approximately $60,000) has been allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Hanover Gold Company, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD
The Company's financial statements are prepared using the accrual method of accounting.

CASH AND CASH EQUIVALENTS
For the purpose of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Financial instruments, which potentially subject the Company to a concentration of credit risk, consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

FURNITURE AND EQUIPMENT
Furniture and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $22,866 and $35,995 for 1999 and 1998, respectively.

MINERAL PROPERTIES
Costs of acquiring, exploring, and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.
                                F/S - 9

                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (continued)

MINERAL PROPERTIES - CONTINUED
Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

NET LOSS PER SHARE
SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As the Company's stock options and warrants are antidilutive for all periods presented, only basic EPS is presented. At December 31, 1999, 1998 and 1997, outstanding options and warrants to purchase 7,979,363; 3,472,398; and 633,243 shares, respectively, of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

PROVISION OF TAXES
At December 31, 1999, the Company has net operating losses of approximately $24,291,000, which may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheets as of December 31, 1999 and 1998 for cash equivalents, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of notes payable to stockholders approximates its carrying value.

STOCK BASED COMPENSATION
Statement of Financial Accounting Standards SFAS No. 123 ("SFAS No.123"), "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

IMPAIRED ASSET POLICY
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at December 31, 1999.

NOTE 3 - GOING CONCERN

The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception, and has negative working capital. Additionally, in response to continued depressed
                               F/S-10

                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (continued)

NOTE 3 - GOING CONCERN - continued

gold prices and the impact of new legislation in Montana, during 1998 the Company abandoned a significant portion of its mining interests in Montana and recognized a write-down in the carrying value of remaining capitalized mineral properties. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. These actions include negotiations with the owners of the leased properties which the Company abandoned to enter into new agreements with terms more favorable to the Company, searching for joint venture partners to provide the necessary funding for the Company's projects and reducing corporate activities and expenses. To the extent, additional funds are required, the Company will attempt to raise these funds through additional borrowing or extensions on shareholder debt or through future sales of shares of its common stock. To date, the Company has contracted with consultants to assist with the various fund raising alternatives. There can be no assurances that the Company will be successful in executing these actions. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

NOTE 4 - MINERAL PROPERTIES

MONTANA
Mineral properties represents amounts paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering, and other related technical services toward the evaluation and development of the Alder Gulch group of claims in Montana's Virginia City Mining District.

During the fourth quarter 1998, primarily in response to the passage of new legislation in Montana, the Company abandoned its rights to a substantial portion of its mineral claims. In connection with the abandonment, the Company wrote-off $11,855,672 of capitalized mining costs pertaining to these claims. In connection with the abandonment of these mineral properties, the Company performed an evaluation of the net realizable value of the remaining mineral properties held by the Company. As a result of this evaluation, the Company wrote-off $2,300,000 to approximate the remaining estimated carrying value of this property. Additionally, during the fourth quarter 1998 the Company settled litigation involving a 1996 conveyance of mineral interest. In exchange for the release of its rights to the mineral interest, the Company received and retired 131,250 shares of its common stock originally issued to acquire the rights. Finally, during the fourth quarter 1998, the Company deeded back to the seller two properties in satisfaction of unpaid notes payable balances of $143,632.

During 1999, the Company sold four of its claims to an officer of the Company for $25,000. This transaction resulted in a loss of $108,187.

CHILE
In October 1999, the Company executed an agreement to purchase the La Tranca silver/gold prospect located in the northern Maricunga belt of Chile. See Note 6.

NOTE 5 - RELATED PARTY TRANSACTIONS

In 1994 and 1995, the Company advanced $1,222,000 and $373,000 pursuant to terms of a note receivable to an entity partially owned by a shareholder for purposes of refurbishing and operating milling facilities located near the Company's mineral properties. The related party entity was to repay the advances based on the flow of ore processed at the mill. The Company recovered approximately $595,000 of the advances through 1995, at which time milling operations ceased. In 1995, the Company wrote down the carrying value of the note receivable by approximately $780,000. In 1996, the milling facilities were transferred together with the Company's secured interest therein, to a third party.

In 1995, the Company entered into an agreement, as amended, (collectively, the "Stock Purchase Agreement") with a director of the Company and his associates whereby the Company granted the group the right to purchase up to 1,500,000 shares of the Company's common stock and the right to appoint certain officers and directors of the Company. Shares subject to terms of the Stock Purchase Agreement, of which 714,475 and 535,525 were purchased in 1995 and 1996, were as follows:
                               F/S - 11

                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (continued)

NOTE 5 - RELATED PARTY TRANSACTIONS - continued

                                 Per Share             Total
               Shares       Purchase Price     Consideration
               ---------------------------------------------
               714,475              $ 1.40       $ 1,000,000
               535,525              $ 2.00       $ 1,071,050
               250,000              $ 4.00       $ 1,000,000
               ---------------------------------------------
               1,500,000                         $ 3,071,050
               =============================================

During 1996, the Company paid $65,438 for sampling and assaying services to a company controlled by a director and purchased equipment for $30,000 from this same entity. During 1997, the Company paid $3,067 to the same company for surveying services. During 1998, the Company paid this same company $129,279 and issued 193,067 shares of common stock for drilling and assaying services. During 1999, the Company issued shares of common stock to this same company to satisfy a 1998 outstanding payable for drilling and assaying services.

During 1998, the Company received advances of $108,086 from a director. At December 31, 1999 and 1998, the Company owed officers $50,000 and $181,491, respectively.

As part of its acquisition of Easton-Pacific in 1997 (Note 1), the Company assumed a $247,000 note payable an officer of Easton-Pacific. The note has a stated interest rate of 12% and is due on demand.

During 1999, the Company sold three of its mineral claims to an officer of the Company resulting in a loss of $108,187. See Note 4.

NOTE 6 - COMMITMENT AND CONTINGENCIES

The  Company  leases  its corporate office space  on  a  month-to-month
basis.   Rent expense for the years ended December 31, 1999, 1998,  and
1997 was approximately $6,700, $22,000 and $28,000, respectively.

PURCHASE OF MINERAL PROPERTY
In October 1999, the Company executed an agreement to purchase the LaTranca silver/gold prospect located in the northern Maricunga belt of Chile. The agreement calls for a total purchase price of $1,005,000 payable in installments through October 6, 2003 with title passing to the Company upon payment of the final installment. The agreement also calls for a 2% net smelter return royalty on production up to a maximum of $1,000,000. In compliance with terms of this agreement the Company has paid a deposit of $5,000 which is reflected in other assets in these financial statements. Other installments required under the agreement are as follows:

               April 7, 2000              $ 50,000
               October 6, 2000              50,000
               October 8, 2001             100,000
               October 6, 2002             200,000
               October 6, 2003             600,000
                                        ----------
               Total installments       $1,000,000
                                        ==========

NOTE 7 - STOCKHOLDERS' EQUITY

REVERSE STOCK SPLIT
In May 1998, the Board of Directors authorized a 1 for 4 reverse stock split, which granted to all stockholders as of the date of record one share of common stock to replace every four shares of stock currently outstanding. All references in the financial statements referring to the number of shares, share prices, per share amounts, options, and warrants have been adjusted retroactively for the effect of this reverse stock split.
                               F/S - 12

                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (continued)

NOTE 7 - STOCKHOLDERS' EQUITY - continued

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

During 1998, the Company issued 25,000 stock warrants to a consultant of the Company, in exchange for services performed relative to certain mineral property negotiations. These warrants are exercisable at $2.00 per share and expire in February 2003.

During 1998, the Company issued 58,020 stock warrants to the outgoing president of the Company as payment in full for his salary for the period of service provided. These warrants are exercisable at $0.0001 per share and expire in December 2003.

During 1998, the Company issued 1,600,000 stock warrants in conjunction with the sale of the Company's common stock. These warrants are exercisable at $0.50 per share and expire in December 2003. In addition 386,134 stock warrants were issued as payment for drilling services to a company owned by a director of the Company. These warrants are exercisable at $0.50 per share and expire in December 2003.

During 1998, the Company issued 212,735 shares of its common stock for services valued at $160,563. The Company also sold 1,934,513 shares of common stock with options at prices ranging from $0.50 to $2.12 per share. In addition, the Company issued stock options for accounts payable valued at $50,000 and services valued at $238,668.

During 1999, the Company issued 436,827 shares of its common stock to a director of the Company in payment of $54,604 debt and also issued 395,200 shares of common stock for payment of accrued interest in the amount of $29,640. The Company also sold 1,435,716 shares of common stock with options at prices ranging from $0.07 to $0.25 per share. In addition, the Company issued stock options for accounts payable valued at $57,160 and services valued at $25,000.

STOCK OPTION PLAN
The Company has a stock plan ("the 1995 Plan") under which eligible employees and directors of the Company may be granted stock options, stock appreciation rights or restricted stock. Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000. Grants of options, appreciate rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant. Options granted under the 1995 plan vest immediately. As options mature, they revert to the 1998 Plan.

During May 1999, the Company adopted its 1998 Equity Incentive Plan ("the 1998 Plan") to aid the Company in maintaining and developing a management team and attracting qualified officers and employees. A total of 2,041,800 shares of common stock may be subject to, or issued pursuant to, terms of the plan. A summary of these options during 1999 follows.
                               F/S - 13

                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (continued)

NOTE 7 - STOCKHOLDERS' EQUITY - continued

STOCK OPTION PLAN - continued
Stock option activity is summarized as follows:

                                                           Weighted
                                                             Average
                                             Options     Share Price
                                            --------      ----------
     Outstanding at December 31, 1996        200,000         $  6.40
     Granted                                  30,000            1.50
     Exercised or expired                          -               -
                                           ---------          ------
     Outstanding at December 31, 1997        230,000            5.76
     Granted                               3,242,398            1.19
     Exercised or expired                          -               -
                                           ---------          ------
     Outstanding at December 31, 1998      3,472,398            1.49
     Granted                               4,598,765            0.22
     Exercised or expired                   (91,800)            4.68
                                           ---------          ------
     Outstanding at December 31, 1999      7,979,363          $ 0.71
                                           =========          ======

The number of options outstanding exceeds the options allowable under the 1995 plan and the 1998 plan due to individual issuances of options for services, debt, and stock incentives. Options outstanding under the 1995 Plan as of December 31, 1999 and 1998 were 958,200 and 1,000,000 respectively. Options outstanding under the 1998 Plan as of December 31, 1999 were 1,150,000.

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 35 percent; risk-free interest rate of 6 percent; and expected lives of five years. The weighted average fair value at date of grant for options granted to employees in 1999 and 1998 was $0.04 and $0.19 per option.

The following table summarizes information about stock options and warrants outstanding at December 31, 1999

             Weighted             Number     Options and Warrants Out-
              Average        Outstanding      standing and Exercisable
             Exercise    and Exercisable    Weighted Average Remaining
               Prices        at 12/31/99      Contractual Life (years)
             --------      -------------      ------------------------
             $ 0.0001             58,020                           4.0
             $ 0.1250          1,150,000                           9.4
             $ 0.2000          1,214,290                           2.1
             $ 0.2500          1,888,642                           4.6
             $ 0.3750            540,700                           8.8
             $ 0.5000          2,331,967                           3.9
             $ 1.5000             30,000                           7.9
             $ 2.0000             25,000                           3.3
             $ 2.2500            187,500                           7.3
             $ 5.0000            353,244                           0.2
             $ 6.4000            200,000                           0.4
            ---------          ---------                         -----
              $0.0001
            - $6.4000          7,979,363                           5.1
            =========          =========                         =====

                               F/S - 14

                      HANOVER GOLD COMPANY, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (continued)

NOTE 8 - YEAR 2000 ISSUES

The Company had modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Hanover Gold Company, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide absolute assurances that the Year 2000 issue will not have an impact on the Company's operations.

     [The balance of this page has been intentionally left blank.]

                               F/S - 15

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HANOVER GOLD COMPANY, INC.

                              By: /s/ Hobart Teneff
                                  ----------------------
                                  Hobart Teneff, its President
                                  and Chief Executive Officer
                                  Date: March 30, 2000

                              By: /s/ James A. Fish
                                  ----------------------
                                  James A. Fish, its
                                  Vice-President
                                  Date: March 30, 2000

                              By: /s/ Wayne L. Schoonmaker
                                  -----------------------
                                  Wayne L. Schoonmaker, its
                                  Principal Accounting Officer
                                  Date: March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:  /s/ Neal A. Degerstrom    By:  /s/ Wayne L. Schoonmaker
         -------------------             ---------------------
         Neal A. Degerstrom              Wayne L. Schoonmaker
         Director                        Secretary and Treasurer
         Date: March 30, 2000            Date:  March 30, 2000

     By:  /s/ Tim Babcock           By:  /s/ Hobart Teneff
         -----------------               ---------------------
         Tim Babcock                     Hobart Teneff
         Director                        Director
         Date: March 30, 2000            Date:  March 30, 2000

     By:  /s/ James A. Fish
         -----------------
         James A. Fish
          Director
         Date: March 30, 2000
                                F/S-16