Form 10-Q
period 2000-03-31
HANOVER GOLD COMPANY INC
filed 2000-05-12
CIK 778165

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ___________

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended March 31, 2000
                                       OR
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

                   HANOVER GOLD COMPANY, INC. QUARTERLY REPORT
                      ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000


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

The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS  FOR  THE  PERIOD  ENDED  MARCH  31,  2000.

Three months ended March 31, 2000 compared to the three months ended March 31, 1999.

During the three months ended March 31, 2000, the Company generated no revenue. General and administrative expenses decreased to $35,583 for the three-month period ended March 31, 2000 as compared to $144,543 for the three-month period ended March 31, 1999. The decrease is principally attributed to reduced salary and insurance expenses. For the three months ended March 31, 2000, the Company experienced a loss of $42,798 compared to a loss of $140,621, or $0.01 per share, during the comparable period in the previous year.

First  Quarter  2000

During the first quarter 2000, the company's loss amounted to $42,798, which represents a 70% reduction from the first quarter 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At March 31, 2000, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations in every year since its inception.

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

Due to the Company's lack of revenues and negative working capital, the Company's independent certified public accountants included a paragraph in the Company's 1999 financial statements relative to a going concern uncertainty. The Company has financed its obligations during the three months ended March 31, 2000 by selling 200,000 shares of its common stock to certain affiliates of the Company for $0.10 per share. Five-year options for 400,000 shares at an option price of $0.20 per share were granted in connection with the purchase of the shares. The declining prices at which the Company has been able to sell its shares reflects a corresponding decline in the market value of the Company's common stock as quoted on the OTC Bulletin Board for the period during which the sales were made.

The Company's stock continues to trade in the low numbers ($0.10 per share at March 31, 2000) largely as a consequence of the continuing depressed price for gold worldwide and the prohibition against the use of cyanide in new or expanded open pit mining operations in the State of Montana, and in part from the Company having been delisted from the Nasdaq Small Cap Market.

Although the Company expects to meet its 2000 obligations using borrowed funds and funds from the sale of shares of common stock, due to the depressed price for the Company's stock, the expiration of the Degerstrom guaranty in September 1998, and the Company's inability to acquire a joint venture partner for the exploration and development of its Virginia City properties, the Company can give no assurance that it will be able to finance its obligations for the balance of 2000 and thereafter. Because the Company has not been financially able to explore and develop its Virginia City properties to the extent necessary to commence a commercial mining operation, it has incurred aggregate losses of $24,333,885 from its inception through March 31, 2000. Unless the Company is able to borrow or sell shares of its common stock it will continue to experience a shortage of working capital.

Unless there is a significant increase in the price for gold, the ban against the use of cyanide is lifted and the Company is able to reacquire the Alder Gulch claims under reasonable terms, management does not believe that it will be able to negotiate a joint venture or other financing to conduct exploration and development activities on the Company's Virginia City properties. Due to numerous factors beyond the control of the Company, such as global and regional demand, political, economical conditions of major gold producing countries, the strength of world currencies, and inflation, the price of gold has steadily declined from a high of $414.80/oz in February of 1996 to a low of $255.40/oz July 12, 1999. At March 31, 2000 the New York Spot price for gold was $278.40.

In October 1999 the Company entered into a Lease with Option agreement to purchase 20 claims located in Region III of Atacarna, Chile. The Company had hoped to attract a major mining company to assume the lease payments under the agreement and perform exploration activities on the claims. The Company was unable to negotiate such an arrangement before April 7, 2000, the date the Company was first obligated to make a payment under the lease, and as a result the lease has been terminated.

At March 31, 2000, the Company had a net deferred tax asset of approximately $7,500,000. A valuation allowance equal to this amount has been established. Management cannot determine that more likely than not the Company will realize the benefits from these deferred tax assets.

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

Cash flows for the three months ended March 31, 2000 were as follows: During the three months ended March 31, 2000, the Company's cash position increased $3,467, to $16,437. During the three-month period, the Company used $16,539 in operating activities, primarily as a result of the reported $42,798 net loss. During the period, the Company received $20,000 from the sale of 200,000 common shares.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None

ITEM  2.  CHANGES  IN  SECURITIES.

Neither the constituent instruments defining the rights of the registrant's securities holders nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 200,000 shares of its common stock for $0.10 per share in February 2000 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

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

                           HANOVER GOLD COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

















                              WILLIAMS & WEBSTER PS
                          CERTIFIED PUBLIC ACCOUNTANTS
                            SEAFIRST FINANCIAL CENTER
                           W 601 RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201
                                 (509) 838-5111

                           HANOVER GOLD COMPANY, INC.

                                 C O N T E N T S








Accountant's  Review  Report                                               1

Balance  Sheets                                                            2

Statements  of  Operations                                                 4

Statements  of  Stockholders'  Equity                                      5

Statements  of  Cash  Flows                                               12

Notes  to  the  Financial  Statements                                     14

                      [LETTERHEAD WILLIAMS & WEBSTER, P.S.]

                Certified Public Accountants & Business Consultants
                         Bank Of America Financial Center
               601 W Riverside, Suite 1940  Spokane, WA   99201-0611
      509-838-5111    Fax:  509-838-5114    E-mail: wwpcpas@Williams-webster.com



The  Board  of  Directors
Hanover  Gold  Company,  Inc.
(A  Development  Stage  Company)
Veradale,  Washington

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Hanover Gold Company, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the three months ended March 31, 2000, and for the period from May 2, 1990 (inception) through March
31, 2000. These financial statements are the responsibility of the Company's management.

We conducted out review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended December 31, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated March 16, 2000. We have not performed any auditing procedures since that date.

The statements of operations and cash flows for the three months ended March 31, 1999 and 1998 were reviewed by another accountant, whose report dated May 14, 1999, stated that they were not aware of any material modifications that should be made to those statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company has been in the development stage since its inception on May 2, 1990. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Williams  &  Webster,  P.S.
Certified  Public  Accountants
Spokane,  Washington
May  2,  2000




                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS

                                                March 31,     December 31,
                                                  2000            1999
                                              (Unaudited)
                                              -------------  --------------
A S S E T S
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . . . . .  $     16,437   $      12,970
  Prepaid expenses and other current assets.        14,694          24,245
                                              -------------  --------------
    Total Current Assets . . . . . . . . . .        31,131          37,215
                                              -------------  --------------

MINERAL PROPERTIES . . . . . . . . . . . . .     2,597,147       2,597,147
                                              -------------  --------------

FIXED ASSETS
  Furniture and equipment. . . . . . . . . .       152,710         152,710
  Less: accumulated depreciation . . . . . .      (109,248)       (105,038)
                                              -------------  --------------
    Total Fixed Assets . . . . . . . . . . .        43,462          47,672
                                              -------------  --------------

OTHER ASSETS
  Deposits . . . . . . . . . . . . . . . . .        32,000          32,000
                                              -------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . .  $  2,703,740   $   2,714,034
                                              =============  ==============



         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS





                                                    March 31,        December 31,
                                                       2000              1999
                                                    (Unaudited)
                                                 ----------------  ----------------
L I A B I L I T I E S   A N D
S T O C K H O L D E R S '   E Q U I T Y
CURRENT LIABILITIES
  Accounts payable. . . . . . . . . . . . . . .  $        10,815   $         1,105
  Notes payable to shareholders . . . . . . . .          297,000           297,000
  Accrued payroll and payroll taxes . . . . . .            1,647             2,141
  Other accrued expenses. . . . . . . . . . . .           23,143            19,861
                                                 ----------------  ----------------
    Total Current Liabilities . . . . . . . . .          332,605           320,107
                                                 ----------------  ----------------

COMMITMENTS AND CONTINGENCIES . . . . . . . . .                -                 -
                                                 ----------------  ----------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized, no shares issued and
    outstanding . . . . . . . . . . . . . . . .                -                 -
  Common stock, $0.0001 par value; 48,000,000
    shares authorized, 11,879,296 and
    11,621,276 shares issued and outstanding,
    respectively. . . . . . . . . . . . . . . .            1,190             1,164
  Additional paid-in capital. . . . . . . . . .       26,706,977        26,686,997
  Accumulated deficit during development stage.      (24,333,885)      (24,291,087)
  Treasury stock, at cost (19,668 shares) . . .           (3,147)           (3,147)
                                                 ----------------  ----------------
    Total Stockholders' Equity. . . . . . . . .        2,371,135         2,393,927
                                                 ----------------  ----------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY. . . . . . . . . . . . .  $     2,703,740   $     2,714,034
                                                 ================  ================






         See accountant's review report and accompanying notes.


                                              HANOVER GOLD COMPANY, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF OPERATIONS

                                                                          For the Quarter Ended March 31,
                                                             -------------------------------------------------------
                                                                  2000                1999               1998
                                                                (Unaudited)       (Unaudited)         (Unaudited)
                                                             ----------------  -------------------  -----------------
REVENUES                                                     $             -   $                -   $              -

COST OF GOODS MINED                                                        -                    -                  -
                                                             ----------------  -------------------  -----------------

GROSS PROFIT (LOSS)                                                        -                    -                  -
                                                             ----------------  -------------------  -----------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization                                        4,209                6,516              8,939
  Bad debt expenses                                                        -                    -                  -
  Other general and administrative expenses                           31,374              138,027            199,459
                                                             ----------------  -------------------  -----------------
    Total Expenses                                                    35,583              144,543            208,398
                                                             ----------------  -------------------  -----------------

OPERATING LOSS                                                       (35,583)            (144,543)          (208,398)
                                                             ----------------  -------------------  -----------------

OTHER INCOME (EXPENSES)
  Abandonment of mining interests                                          -                    -                  -
  Write-down of mineral property                                           -                    -                  -
  Loss on sale of mineral property                                         -                    -                  -
  Amortization of guaranty fee                                             -                    -           (242,862)
  Interest expense, net                                               (7,215)              (8,139)            (1,845)
  Gain (loss) on sale of equipment                                         -               12,061                  -
                                                             ----------------  -------------------  -----------------
    Total Other Income (Expenses)                                     (7,215)               3,922           (244,707)
                                                             ----------------  -------------------  -----------------

LOSS BEFORE INCOME TAXES                                             (42,798)            (140,621)          (453,105)

INCOME TAXES                                                               -                    -                  -
                                                             ----------------  -------------------  -----------------

NET LOSS                                                     $       (42,798)  $         (140,621)  $       (453,105)
                                                             ================  ===================  =================

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE . . . . . . . . . . . . .                 nil               $            (0.01)  $          (0.06)
                                                             ================  ===================  =================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                              11,788,129            9,443,533          7,397,742
                                                             ================  ===================  =================



                                                  Period from
                                                  May 2, 1990
                                                  (Inception)
                                                    through
                                                 March 31, 2000
                                                  (Unaudited)
                                              ------------------
REVENUES . . . . . . . . . . . . . . . . . .  $        1,151,958

COST OF GOODS MINED. . . . . . . . . . . . .           1,987,483
                                              -------------------

GROSS PROFIT (LOSS). . . . . . . . . . . . .            (835,525)
                                              -------------------

GENERAL AND ADMINISTRATIVE EXPENSES
  Depreciation and amortization. . . . . . .             189,834
  Bad debt expenses. . . . . . . . . . . . .             779,921
  Other general and administrative expenses.           6,587,948
                                              -------------------
    Total Expenses . . . . . . . . . . . . .           7,557,703
                                              -------------------

OPERATING LOSS . . . . . . . . . . . . . . .          (8,393,228)
                                              -------------------

OTHER INCOME (EXPENSES)
  Abandonment of mining interests. . . . . .         (12,012,050)
  Write-down of mineral property . . . . . .          (2,300,000)
  Loss on sale of mineral property . . . . .            (108,187)
  Amortization of guaranty fee . . . . . . .          (1,457,170)
  Interest expense, net. . . . . . . . . . .             (36,159)
  Gain (loss) on sale of equipment . . . . .             (27,091)
                                              -------------------
    Total Other Income (Expenses). . . . . .         (15,940,657)
                                              -------------------

LOSS BEFORE INCOME TAXES . . . . . . . . . .         (24,333,885)

INCOME TAXES . . . . . . . . . . . . . . . .                   -
                                              -------------------

NET LOSS . . . . . . . . . . . . . . . . . .  $      (24,333,885)
                                              ===================

BASIC AND DILUTED NET LOSS
  PER COMMON SHARE . . . . . . . . . . . . .  $            (5.22)
                                              ===================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING . . . . . . . . . . . .           4,663,480
                                              ===================



         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                  Deficit
                                        Common Stock                            Accumulated
                                        ------------                              During the          Total
                                   Number                       Additional       Development      Stockholders'
                                  of Shares      Amount      Paid in Capital        Stage           Equity
                                  ---------  --------------  ----------------  ---------------  --------------
Balance, May 2, 1990 . . . . . .          -  $            -  $              -  $            -   $           -

Issuance of common stock for
  cash at $2.12 per share. . . .    188,141              19           402,481               -         402,500

Issuance of common stock for
  cash at $0.28 per share. . . .     21,562               2             6,016               -           6,018

Cash contributed to capital. . .          -               -             5,000               -           5,000

Net loss for the year ended
  December 31, 1990. . . . . . .          -               -                 -        (141,114)       (141,114)
                                  ---------  --------------  ----------------  ---------------  --------------

Balance, December 31, 1990 . . .    209,703              21           413,497        (141,114)        272,404

Issuance of common stock to
  directors at $0.0004 per share     50,000               5                15               -              20

Issuance of common stock for
  claims and engineering costs
  at $10.00 per share. . . . . .     57,252               6           572,513               -         572,519

Issuance of common stock for
  cash at $0.24 per share. . . .    739,377              74           166,596               -         166,670
                                  ---------  --------------  ----------------  ---------------  --------------

Balance, carried forward . . . .  1,056,332  $          106  $      1,152,621  $     (141,114)  $   1,011,613
                                  ---------  --------------  ----------------  ---------------  --------------





         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY



                                                                            Deficit
                                   Common Stock                             Accumulated
                                   -------------                            During the          Total
                                Number                   Additional        Development      Stockholders'
                               of Shares    Amount     Paid in Capital        Stage             Equity
                               ---------  -----------  ----------------  ---------------  -------------------
Balance, brought forward. . .  1,056,332  $       106  $      1,152,621  $     (141,114)  $        1,011,613

Issuance of common stock for
  cash at $1.68 per share . .     67,146            6           113,744               -              113,750

Exercise of stock purchase
  warrants at $2.40 per share     18,600            2            44,638               -               44,640

Exercise of stock purchase
  warrants at $5.00 per share     27,875            3           139,371               -              139,374

Cash contributed to capital .          -            -            73,850               -               73,850

Net loss for the year
  December 31, 1991 . . . . .          -            -                 -        (179,866)            (179,866)
                               ---------  -----------  ----------------  ---------------  -------------------

Balance, December 31, 1991. .  1,169,953          117         1,524,224        (320,980)           1,203,361

Issuance of common stock for
  cash at $8.00 per share . .    178,125           18         1,424,982               -            1,425,000

Issuance of common stock for
  cash at $0.72 per share . .     54,634            5            39,995               -               40,000
                               ---------  -----------  ----------------  ---------------  -------------------

Balance, carried forward. . .  1,402,712  $       140  $      2,989,201  $     (320,980)  $        2,668,361
                               ---------  -----------  ----------------  ---------------  -------------------






         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                         Deficit
                                                                                       Accumulated
                                     Common Stock                                       During the      Total
                                ---------------------     Additional      Subscription  Development   Stockholders'
                                 Shares      Amount     Paid in Capital    Receivable      Stage         Equity
                               ---------  -----------  ----------------  ------------  ------------  -------------
Balance, brought forward. . .  1,402,712  $       140  $      2,989,201  $         -   $  (320,980)  $  2,668,361

Excerise of stock purchase
  warrants at $5.00 per share     10,400            1            51,999            -             -         52,000

Net loss for the year ended
  December 31, 1992 . . . . .          -            -                 -            -      (314,878)      (314,878)
                               ---------  -----------  ----------------  ------------  ------------  -------------

Balance, December 31, 1992. .  1,413,112          141         3,041,200            -      (635,858)     2,405,483

Issuance of common stock
  for interest in mineral
  property at $6.00 per
  share . . . . . . . . . . .     37,500            4           224,996            -             -        225,000

Issuance of common stock
  to officer at $0.04 per
  share . . . . . . . . . . .     31,791            3               747            -             -            750

Exercise of stock purchase
  warrants at $6.40 per
  share . . . . . . . . . . .    765,426           77         4,750,141     (649,360)            -      4,100,858

Net loss for the year ended
  December 31, 1993 . . . . .          -            -                 -            -      (256,769)      (256,769)
                               ---------  -----------  ----------------  ------------  ------------  -------------

Balance, December 31, 1993. .  2,247,829  $       225  $      8,017,084  $  (649,360)  $  (892,627)  $  6,475,322
                               ---------  -----------  ----------------  ------------  ------------  -------------






         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                            Deficit
                                                                                          Accumulated
                                     Common Stock                                          During the        Total
                                ---------------------      Additional      Subscription    Development    Stockholders'
                                 Shares       Amount      Paid in Capital    Receivable       Stage          Equity
                               ----------  ------------  -----------------  ------------  -------------  --------------
Balance, brought forward. . .  2,247,829   $       225   $      8,017,084   $  (649,360)  $   (892,627)  $   6,475,322

Exercise of stock purchase
  warrants at $6.40 per
  share . . . . . . . . . . .    332,224            33          2,126,202             -              -       2,126,235

Cancellation of subscribed
  shares at $6.40 per
  share . . . . . . . . . . .    (62,500)           (6)          (399,994)      400,000              -               -

Cash contributed to capital .          -             -             98,393             -              -          98,393

Net loss for the year ended
  December 31, 1994 . . . . .          -             -                  -             -     (1,362,954)     (1,362,954)
                               ----------  ------------  -----------------  ------------  -------------  --------------

Balance,
  December 31, 1994 . . . . .  2,517,553           252          9,841,685      (249,360)    (2,255,581)      7,336,996

Issuance of common stock for
  cash at $1.40 per share . .    535,714            53            749,947             -              -         750,000

Issuance of common stock
  for cash at $1.40 per share    178,571            18            249,982             -              -         250,000
                               ----------  ------------  -----------------  ------------  -------------  --------------

Balance, carried forward. . .  3,231,838   $       323   $     10,841,614   $  (249,360)  $ (2,255,581)  $   8,336,996
                               ----------  ------------  -----------------  ------------  -------------  --------------






         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF  STOCKHOLDERS' EQUITY

                                                                                                 Deficit
                                                                                                Accumulated
                                     Common Stock                                                During the        Total
                                ---------------------        Additional       Subscription       Development    Stockholders'
                                  Shares       Amount      Paid in Capital      Receivable          Stage          Equity
                                ----------  ------------  -----------------  -----------------  -------------  --------------
Balance, brought forward . . .  3,231,838   $       323   $     10,841,614   $       (249,360)  $ (2,255,581)  $   8,336,996

Issuance of common stock for
  cash at $4.00 per share. . .    300,000            30          1,199,970                  -              -       1,200,000

Issuance of common stock in
  satisfaction of vendor
  obligation at prices ranging
  from $4.00 to $4.24 per
  share. . . . . . . . . . . .     67,420             7            274,089                  -              -         274,096

Issuance of common stock
  to officer at minimum cost .     49,459             5                 15                  -              -              20

Issuance of common stock
  pursuant to convertible
  debt at $0.83 per share. . .    337,074            34            281,414                  -              -         281,448

Cash received for subscribed
  shares . . . . . . . . . . .          -             -                  -            249,360              -         249,360

Repurchase of previously
  issued shares at $6.40
  per share. . . . . . . . . .     (5,750)           (1)           (36,799)                 -              -         (36,800)

Net loss for the year ended
  December 31, 1995. . . . . .          -             -                  -                  -     (2,329,190)     (2,329,190)
                                ----------  ------------  -----------------  -----------------  -------------  --------------

Balance, December 31, 1995 . .  3,980,041   $       398   $     12,560,303   $              -   $ (4,584,771)  $   7,975,930
                                ----------  ------------  -----------------  -----------------  -------------  --------------




         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF  STOCKHOLDERS' EQUITY



                                              Common Stock                            Accumulated
                                            -------------------                        During the         Total
                                            Number                   Additional       Development      Stockholders'
                                           of Shares    Amount     Paid-in Capital       Stage            Equity
                                           ---------  -----------  ----------------  ----------------  --------------
Balance forward . . . . . . . . . . . . .  3,980,041  $       398  $     12,560,303  $    (4,584,771)  $   7,975,930

Issuance of common stock for mineral
  property rights at prices ranging from
  $6.24 to $16.00 per share . . . . . . .    195,000           19         1,459,981                -       1,460,000

Issuance of common stock for cash
  at $2.00 per share. . . . . . . . . . .    535,715           54         1,071,375                -       1,071,429

Issuance of common stock for cash
  net of issuance cost of $70,000
  at $5.00 per share. . . . . . . . . . .    250,000           25         1,179,975                -       1,180,000

Net loss for the year ended
  December 31, 1996 . . . . . . . . . . .          -            -                 -       (1,328,327)     (1,328,327)
                                           ---------  -----------  ----------------  ----------------  --------------

Balance, December 31, 1996. . . . . . . .  4,960,756          496        16,271,634       (5,913,098)     10,359,032

Issuance of common stock for
  serivces rendered at $3.80
  per share . . . . . . . . . . . . . . .     10,855            1            41,249                -          41,250

Grant of option to director as
  compensation for loan
      loan guaranty (Note 7)                       -                 -        1,457,170               -    1,457,170
                                         -----------  ----------------  ----------------  --------------  -----------

Balance, carried forward. . . . . . . . .  4,971,611  $       497  $     17,770,053  $    (5,913,098)  $  11,857,452
                                           ---------  -----------  ----------------  ----------------  --------------




         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF  STOCKHOLDERS' EQUITY




                                                                            Deficit
                                                                           Accumulated
                                      Common Stock                          During the        Total
                                 ---------------------     Additional       Development    Stockholders'
                                 Shares      Amount      Paid in Capital       Stage          Equity
                                ---------  -----------  -----------------  -------------  --------------
Balance, brought forward . . .  4,971,611  $       497  $     17,770,053   $ (5,913,098)  $  11,857,452

Deferred guaranty fee, subject
  to grant exercise. . . . . .          -            -          (688,585)             -        (688,585)

Issuance of common stock for
  cash at prices ranging from
  $2.00 to $5.00 per share . .    634,750           64         2,798,686              -       2,798,750

Issuance of common stock
  for an acquisition of
  Easton-Pacific . . . . . . .  1,750,000          175         4,726,225              -       4,726,400

Issuance of common stock
  for mineral property rights.        726            -                 -              -               -

Net loss for the year ended
  December 31, 1997. . . . . .          -            -                 -     (1,788,249)     (1,788,249)
                                ---------  -----------  -----------------  -------------  --------------

Balance, December 31, 1997 . .  7,357,087          736        24,606,379     (7,701,347)     16,905,768

Issuance of common stock
  for services rendered at
  $2.28 per share. . . . . . .     19,668            1            44,999              -          45,000
                                ---------  -----------  -----------------  -------------  --------------

Balance, carried forward . . .  7,376,755  $       737  $     24,651,378   $ (7,701,347)  $  16,950,768
                                ---------  -----------  -----------------  -------------  --------------






         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF  STOCKHOLDERS' EQUITY




                                                                            Deficit
                                                                           Accumulated
                                      Common Stock                          During the        Total
                                 ---------------------     Additional       Development    Stockholders'
                               Shares       Amount      Paid in Capital        Stage           Equity
                             ----------  ------------  -----------------  ---------------  ---------------
Balance, brought forward. .  7,376,755   $       737   $     24,651,378   $   (7,701,347)  $   16,950,768

Amortization of deferred
  guaranty fee, subject to
      grant exercise. . . .          -             -            688,585                -          688,585

Issuance of common stock at
  prices ranging from $0.50
  to $2.12 per share. . . .  1,067,847           105          1,336,464                -        1,336,569

Cancellation of common
  stock issued for property
  rights at $8.00 per share   (131,250)          (13)        (1,049,987)               -       (1,050,000)

Share adjustment. . . . . .        116             -                  -                -                -

Issuance of common stock
  and options at prices
  ranging from $0.25 to
  $0.38 per share . . . . .    866,666            87            274,913                -          275,000

Issuance of common stock
  and options for services
  rendered at $0.59
  per share . . . . . . . .    193,067            19            115,544                -          115,563
                             ----------  ------------  -----------------  ---------------  ---------------

Balance, carried forward. .  9,373,201   $       935   $     26,016,897   $   (7,701,347)  $   18,316,485
                             ----------  ------------  -----------------  ---------------  ---------------






         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF  STOCKHOLDERS' EQUITY



                                                                                       Deficit
                                                                                      Accumulated
                                  Common Stock                                        During the          Total
                             -----------------------    Additional        Treasury    Development      Stockholders'
                               Shares       Amount    Paid in Capital      Stock         Stage           Equity
                             -----------  ----------  ----------------  -----------  --------------  ---------------
Balance, brought forward. .   9,373,201   $      935  $     26,016,897  $        -   $  (7,701,347)  $   18,316,485

Options issued for accounts
  payable . . . . . . . . .           -            -            50,000           -               -           50,000

Options issued for services           -            -           238,668           -               -          238,668

Options exchanged for
  common stock. . . . . . .     (19,668)           -             3,147      (3,147)              -                -

Net loss for the year ended
  December 31, 1998 . . . .           -            -                 -           -     (16,134,840)     (16,134,840)
                             -----------  ----------  ----------------  -----------  --------------  ---------------

Balance, December 31, 1998.   9,353,533          935        26,308,712      (3,147)    (23,836,187)       2,470,313

Issuance of common stock
  and options at prices
  ranging from $0.07 to
  $0.25 per share . . . . .   1,435,716          145           194,856           -               -          195,001

Issuance of common stock
  for debt at $0.12 per
  share . . . . . . . . . .     436,827           44            54,560           -               -           54,604
                             -----------  ----------  ----------------  -----------  --------------  ---------------

Balance, carried forward. .  11,226,076   $    1,124  $     26,558,128  $   (3,147)  $ (23,836,187)  $    2,719,918
                             -----------  ----------  ----------------  -----------  --------------  ---------------





         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    STATEMENT OF  STOCKHOLDERS' EQUITY



                                                                                        Deficit
                                                                                       Accumulated
                                  Common Stock                                         During the          Total
                              -----------------------    Additional        Treasury    Development      Stockholders'
                                  Shares      Amount    Paid in Capital      Stock         Stage          Equity
                                ----------  ----------  ----------------  -----------  --------------  -------------
Balance, brought forward . . .  11,226,076  $    1,124  $     26,558,128  $   (3,147)  $ (23,836,187)  $  2,719,918

Issuance of common stock
  for accrued interest at
  $0.07 per share. . . . . . .     395,200          40            29,600           -               -         29,640

Options issued for accounts
  payable. . . . . . . . . . .           -           -            57,160           -               -         57,160

Options issued for services. .           -           -            42,109           -               -         42,109

Net loss for the year ended
  December 31, 1999. . . . . .           -           -                 -           -        (454,900)      (454,900)
                                ----------  ----------  ----------------  -----------  --------------  -------------

Balance, December 31, 1999 . .  11,621,276       1,164        26,686,997      (3,147)    (24,291,087)     2,393,927

Warrants exercised for common
  stock. . . . . . . . . . . .      58,020           6                 -           -               -              6

Issuance of common stock
  and options at $0.10
  per share. . . . . . . . . .     200,000          20            19,980           -               -         20,000

Net loss for the period ended
  March 31, 2000 . . . . . . .           -           -                 -           -         (42,798)       (42,798)
                                ----------  ----------  ----------------  -----------  --------------  -------------

Balance, March 31, 2000
  (unaudited). . . . . . . . .  11,879,296  $    1,190  $     26,706,977  $   (3,147)  $ (24,333,885)  $  2,371,135
                                ==========  ==========  ================  ===========  ==============  =============




         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


                                                                                                        Period from
                                                                                                        May 2, 1990
                                                        For the Three Months Ended March 31,            (Inception)
                                                        ------------------------------------              through
                                                       2000            1999              1998          March 31, 2000
                                                   (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                  ---------------  --------------  -----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss . . . . . . . . . . . . . . . . . . .  $     (42,798)  $       (140,621)  $     (453,125)  $     (24,333,885)
  Adjustments to reconcile net loss to net cash
    used in operating actitivities
      (Gain) loss on sale of equipment . . . . .              -            (12,061)               -              27,090
      Loss on sale of mineral property . . . . .              -                  -                -             108,187
      Abandonment of mining interests. . . . . .              -                  -                -          12,012,050
      Write-down of mineral properties . . . . .              -                  -                -           2,300,000
      Depreciation and depletion . . . . . . . .          4,209              6,516            8,959             189,834
      Common stock and options issued. . . . . .              -
        for services . . . . . . . . . . . . . .              -             25,000           45,000             685,776
      Common stock issued for interest . . . . .              -                  -                -              29,640
      Common stock issued for payables . . . . .              -                  -                -              57,160
      Amortization of deferred guaranty fee. . .              -                  -          242,862           1,457,170
      Write-off of note receivable . . . . . . .              -                  -                -             779,921
  Changes in assets and liabilities
      Prepaid expenses . . . . . . . . . . . . .          9,552             29,400           32,675              12,894
      Other assets . . . . . . . . . . . . . . .              -                  -                -             (32,000)
      Accounts payable . . . . . . . . . . . . .          9,710            (14,088)         (20,192)             82,196
      Accrued expenses . . . . . . . . . . . . .          2,788              4,784          (37,663)            109,356
                                                  --------------  -----------------  ---------------  ------------------
CASH USED IN OPERATING ACTIVITIES. . . . . . . .        (16,539)          (101,070)        (181,484)         (6,514,611)
                                                  --------------  -----------------  ---------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of equipment. . . . . .              -             24,400                -              68,826
      Advances under notes receivable. . . . . .              -                  -                -          (1,089,219)
      Purchase of furniture and equipment. . . .              -                  -             (407)           (363,613)
      Sales (purchases) of mineral properties. .              -                  -         (201,273)        (10,358,585)
                                                  --------------  -----------------  ---------------  ------------------
CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES . . . . . . . . . . . . .              -             24,400         (201,680)        (11,742,591)
                                                  --------------  -----------------  ---------------  ------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
      Proceeds from shareholder note payable . .              -             (6,000)               -              73,405
      Sale of common stock . . . . . . . . . . .         20,006             75,000          348,500          17,694,552
      Proceeds from convertible debt . . . . . .              -                  -                -             215,170
      Proceeds from long-term debt . . . . . . .              -                  -                -              45,000
      Payment of long-term debt. . . . . . . . .              -             (4,510)         (35,329)           (172,343)
      Proceeds (to) from related party . . . . .              -                  -                -              31,199
      Payment of stock subscriptions receivable.              -                  -                -             249,360
      Repurchase of common stock . . . . . . . .              -                  -                -             (39,947)
      Capital contributions. . . . . . . . . . .              -                  -                -             177,243
                                                  --------------  -----------------  ---------------  ------------------
CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .         20,006             64,490          313,171          18,273,639
                                                  --------------  -----------------  ---------------  ------------------

  NET INCREASE (DECREASE) IN CASH. . . . . . . .  $       3,467   $        (12,180)  $      (69,993)  $          16,437
                                                  --------------  -----------------  ---------------  ------------------






         See accountant's review report and accompanying notes.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                                                                                               Period from
                                                                                                               May 2, 1990
                                                                                                               (Inception)
                                                    For the Years Ended December 31,                              through
                                                   --------------------------------                           March 31, 2000
                                                        2000               1999               1998          -------------------
                                                     (Unaudited)       (Unaudited)         (Unaudited)          (Unaudited)
                                                    --------------  ------------------  ------------------  -------------------
NET INCREASE (DECREASE) IN CASH
  (Brought forward). . . . . . . . . . . . . . . .  $        3,467  $         (12,180)  $         (69,993)  $           16,437

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD. . . . . . . . . . . . . . .          12,970             28,632             180,083                    -
                                                    --------------  ------------------  ------------------  -------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD. . . . . . . . . . . . . . . . . .  $       16,437  $          16,452   $         110,090   $           16,437
                                                    ==============  ==================  ==================  ===================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest expense paid in cash. . . . . . . . . .  $        7,567  $           1,217   $           7,936   $          141,391
                                                    ==============  ==================  ==================  ===================
  Income taxes paid in cash. . . . . . . . . . . .  $            -  $               -   $               -   $                -
                                                    ==============  ==================  ==================  ===================

NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Common stock issued for acquisition of
    mineral property rights. . . . . . . . . . . .  $            -  $               -   $               -   $        2,257,518
  Long-term debt issued for acquisition of
    mineral property rights. . . . . . . . . . . .               -                  -                   -              263,946
  Note receivable given in exchange for
    mineral property rights. . . . . . . . . . . .               -                  -                   -              309,298
  Fixed assets traded for acquisition of
    mineral property rights. . . . . . . . . . . .               -                  -                   -               66,177
  Issuance of common stock for debt. . . . . . . .               -                  -                   -              104,603
  Common stock issued in payment of notes
    payable and accrued interest . . . . . . . . .               -                  -                   -              167,456
  Long-term debt issued for acquisition of
    equipment. . . . . . . . . . . . . . . . . . .               -                  -                   -               17,548
  Cancellation of common stock issued for
    acquisition of mineral property. . . . . . . .               -                  -          (1,050,000)          (1,050,000)
  Mineral property transferred for long-term debt.               -                  -                   -              143,631
  Common stock issued to acquire net assets
    of Easton-Pacific. . . . . . . . . . . . . . .               -                  -                   -            5,268,212
  Common stock options issued for payables . . . .               -                  -                   -               57,160
  Common stock options issued for services . . . .               -                  -                   -               25,000



                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000


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

Business  Combination
---------------------
In September 1996, the Company acquired all of the issued and outstanding shares of common stock of Group S Limited ("Group S") and Hanover Resources, Inc. ("Resources") in exchange for 739,377 and 734,493 shares of the Company's common stock. In connection with the acquisitions, 906,250 shares of the Company's common stock held by Resources were canceled. Group S and Resources both held mining claims and interests contiguous to those of the Company. As certain of the Company's shareholders, officers, and directors controlled Group S and Resources, the acquisitions were accounted for as a combination of entities under common control similar to a pooling of interest. Accordingly, the financial statements give retroactive effect to these acquisitions, as if the companies had always operated as a single entity.

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



                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000



NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Accounting  Method
------------------
The Company's financial statements are prepared using the accrual method of accounting.

Cash  and  Cash  Equivalents
----------------------------
For the purpose of the balance sheets and statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be a cash equivalent. Financial instruments which potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents consist of funds deposited with various high credit quality financial institutions.

Furniture  and  Equipment
-------------------------
Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation amounted to $4,209, $6,516 and $8,939 for the quarters ended March 31, 2000, 1999 and 1998, respectively.

Mineral  Properties
-------------------
Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any losses are charged to operations at the time of impairment.

Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the claims remaining within the project area.

Net  Loss  Per  Share
---------------------
SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As the Company's stock options and warrants are antidilutive for all periods presented, only basic EPS is presented. At March 31, 2000, 1999 and 1998, outstanding options and warrants to purchase 8,321,343, 4,718,540, and 3,472,398 shares, respectively, of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000



NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Provision  for  Taxes
---------------------
At March 31, 2000, the Company has net operating losses of approximately $24,333,000, which may be offset against future taxable income through 2014. No tax benefit has been reported in the financial statements, as the Company believes there is a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair  Value  of  Financial  Instruments
---------------------------------------
The carrying amounts reported in the balance sheets as of March 31, 2000 and December 31, 1999 for cash equivalents, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt approximates its carrying value as the stated or discounted rates of the debt reflect recent market conditions. The fair value of notes payable to stockholders approximates its carrying value.

Stock  Based  Compensation
--------------------------
Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Impaired  Asset  Policy
-----------------------
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at March 31, 2000.




                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000



NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Derivative  Instruments
-----------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At March 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Compensated  Absences
---------------------
Employees of the Company are entitled to paid vacation, paid sick days and personal days off depending on job classification, length of service, and other factors. The Company estimates that the amount of compensation for future absences is minimal and immaterial at the reporting dates and accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the cost of compensated absences when actually paid to employees.

Interim  Financial  Statements
------------------------------
The interim financial statements as of and for the quarter included herein have been prepared for the Company, without audit. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.


NOTE  3  -  GOING  CONCERN

The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred a net loss of $42,798 for the quarter ended March 31, 2000 and an accumulated deficit of $24,333,885 since inception and has negative working capital. Additionally, in response to continued depressed gold prices and the impact of new legislation in Montana, during 1998 the Company abandoned a significant portion of its mining interest in Montana and recognized a write-down in the carrying value of remaining capitalized mineral properties. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.



                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000




NOTE  3  -  GOING  CONCERN  (CONTINUED)

Management of the Company has undertaken certain actions to address these conditions. These actions include negotiations with the owners of the leased properties which the Company abandoned to enter into new agreements with terms more favorable to the Company, searching for joint venture partners to provide the necessary funding for the Company's projects and reducing corporate activities and expenses. To the extent additional funds are required, the Company will attempt to raise these funds through additional borrowing or extensions on shareholder debt or through future sales of shares of its common stock. To date, the Company has contracted with consultants to assist it with various fund raising alternatives. There can be no assurances that the Company will be successful in executing these actions. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.


NOTE  4  -  MINERAL  PROPERTIES

Montana
-------
Mineral properties represents amounts paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering, and other related technical services toward the evaluation and development of the Alder Gulch group of claims in Montana's Virginia City Mining District.

During the fourth quarter of 1998, primarily in response to the passage of new legislation in Montana, the Company abandoned its rights to a substantial portion of its mineral claims. In connection with the abandonment, the Company wrote-off $11,855,672 of capitalized mining costs pertaining to these claims. In connection with the abandonment of these mineral properties, the Company performed an evaluation of the net realizable value of the remaining mineral properties held by the Company. As a result of the evaluation, the Company wrote-off $2,300,000 to approximate the remaining estimated carrying value of this property. Additionally, during the fourth quarter 1998 the Company settled litigation involving a 1996 conveyance of a mineral interest. In exchange for the release of its rights to the mineral interest, the Company received and retired 131,250 shares of its common stock originally issued to acquire the rights. Finally, during the fourth quarter of 1998, the Company deeded back to the seller two properties in satisfaction of unpaid notes payable balances of $143,632.

During 1999, the Company sold three of its claims to an officer of the Company for $25,000. This transaction resulted in a loss of $108,187.

Chile
-----
In October 1999, the Company executed an agreement to purchase the La Tranca silver/gold prospect located in the northern Maricunga belt of Chile. Subsequent to the date of these financial statements, this agreement has been cancelled. See Note 9.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000


NOTE  5  -  RELATED  PARTY  TRANSACTIONS

In 1995, the Company entered into an agreement, as amended, (collectively, the "Stock Purchase Agreement") with a director of the Company and his associates whereby the Company granted the right to purchase up to 1,500,000 shares of the Company's common stock and the right to appoint certain officers and directors of the Company. Shares subject to terms of the Stock Purchase Agreement, of which 714,475 and 535,525 were purchased in 1995 and 1996, were as follows:


              Per Share        Total
Shares . .  Purchase Price   Consideration
----------  ---------------  --------------
   714,475  $          1.40  $    1,000,000
   535,525  $          2.00  $    1,071,050
   250,000  $          4.00  $    1,000,000
----------  ---------------  --------------
1,500,000.                   $    3,071,050
==========                   ==============





During 1996, the Company paid $65,438 for sampling and assaying services to a company controlled by a director and purchased equipment for $30,000 from this same entity. During 1997, the Company paid $3,067 to the same company for surveying services. During 1998, the Company paid this same company $129,279 and issued 193,067 shares of common stock for drilling and assaying services. During 1999, the Company issued 436,827 shares of common stock to this same company to satisfy a 1998 outstanding payable for drilling and assaying services.

During 1998, the Company received advances of $108,086 from a director. At March 31, 2000 and December 31, 2999, the Company owed officers and a director $50,000.

As part of its acquisition of Easton-Pacific in 1997 (Note 1), the Company assumed a $247,000 note payable to an officer of Easton-Pacific. The note has a stated interest rate of 12%, is uncollateralized and is due on demand.

During 1999, the Company sold three of its mineral claims to an officer of the Company resulting in a loss of $108,187. See Note 4.


NOTE  6  -  COMMITMENT  AND  CONTINGENCIES

The Company leases its corporate office space on a month-to-month basis. Rent expense for the periods ended March 31, 2000, 1999 and 1998 was approximately $1,200, $1,600 and $5,500, respectively.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000



NOTE  7  -  STOCKHOLDERS'  EQUITY

Reverse  Stock  Split
---------------------
In May 1998, the Board of Directors authorized a 1 for 4 reverse stock split, which granted to all stockholders as of the date of record one share of common stock to replace every four shares of stock currently outstanding. All references in financial statements referring to the number of shares, share prices, per share amounts, options and warrants have been adjusted retroactively for the effect of this reverse stock split.

Common  Stock  Warrants
-----------------------
In 1990, the Company issued common stock warrants granting rights to purchase up to 37,500 shares of the Company's common stock at $2.40 per share through September 1991. Warrants to purchase 18,600 shares of common stock were exercised in 1991.

In 1991, the Company issued common stock warrants granting rights to purchase up to 1,143,125 shares of the Company's common stock at $5.00 per share through August 1992 and at $6.40 per share from September 1992 through March 1994. Warrants to purchase 27,875 and 10,400 shares of Company's common stock at $5.00 per share were exercised in 1991 and 1992. Warrants to purchase 765,426 and 332,224 shares of the Company's common stock at $6.40 per share were exercised in 1993 and 1994.

In March 1997, the Company issued a three-year option to purchase 578,242 shares of the Company's common stock at $5.00 per share to a shareholder in exchange for a shareholder's guarantee of the Company's mineral property obligations for an eighteen months period ending in September 1998. The fair value of these options, as determined using the Black Scholes option pricing model, was $1,450,000 and was amortized over the guaranty period. During 1997, 225,000 shares of common stock were issued pursuant to the option.

During 1998, the Company issued 25,000 stock warrants to a consultant of the Company, in exchange for services performed relative to certain mineral property negotiations. These warrants are exercisable at $2.00 per share and expire in February 2003.

During 1998, the Company issued 58,020 stock warrants to the outgoing president of the Company, as payment in full for his salary for the period of service provided. These warrants were exercised at $0.0001 per share during January 2000.

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



                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000


NOTE  7  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

Common  Stock
-------------
During 1998, the Company issued 212,735 shares of its common stock for services valued at $160,563. The Company also sold 1,934,513 shares of common stock with options at prices ranging from $0.50 to $2.12 per share. In addition, the Company issued stock options for accounts payable valued at $50,000 and services valued at $238,668.

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

During the quarter ended March 31, 2000, the Company sold 200,000 shares of its common stock with 400,000 options at $0.10 per share. Options were also exercised for the purchase of 58,020 shares of the Company's common stock at $0.0001 per share.

Stock  Option  Plan
-------------------
The Company has a stock plan ("the 1995 Plan") under which eligible employees and directors of the Company may be granted stock options, stock appreciate rights or restricted stock. Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000. Grants of options, appreciate rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant. Options granted under the 1995 Plan vest immediately. As options mature, they revert to the 1998 Plan.


During May 1999, the Company adopted its 1998 Equity Incentive Plan ("the 1998 Plan") to aid the Company in maintaining and developing a management team and attracting qualified officers and employees. A total of 2,395,044 shares of common stock may be subject to, or issued pursuant to, terms of the plan as of March 31, 2000.


                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000



NOTE  7  -  STOCKHOLDERS'  EQUITY  (CONTINUED)


Stock  option  activity  is  summarized  as  follows:



                                                   Weighted
                                                   Average
                                      Options    Share Price
                                    -----------  ------------
  Outstanding at December 31, 1997     230,000   $       5.76

Granted. . . . . . . . . . . . . .   3,242,398           1.19

Exercised or expired . . . . . . .           -              -
                                    -----------  ------------

Outstanding at December 31, 1998 .   3,472,398           1.49

Granted. . . . . . . . . . . . . .   4,598,765           0.22

Exercised or expired . . . . . . .     (91,800)          4.68
                                    -----------  ------------

Outstanding at December 31, 1999 .   7,979,363           0.71

Granted. . . . . . . . . . . . . .     400,000           0.20

Exercised or expired . . . . . . .  (  411,264)          4.29
                                    -----------  ------------

Outstanding at March 31, 2000. . .   7,968,099   $       0.49
                                    ===========  ============




The number of options outstanding exceeds the options allowable under the 1995 plan and the 1998 plan due to individual issuances of options for services, debt and stock incentives. Options outstanding under the 1995 Plan as of March 31, 2000 and December 31, 1999 were 900,180 and 958,200, respectively. Options outstanding under the 1998 Plan as of March 31, 2000 and December 31, 1999 were 1,550,000 and 1,150,000, respectively.

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of thirty five percent; risk-free interest rate of six percent. The weighted average fair value at date of grant for options granted to employees in 2000, 1999 and 1998 was $0.20, $0.04 and $0.19 per option, respectively.




                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                    NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2000



NOTE  7  -  STOCKHOLDERS'  EQUITY  (CONTINUED)

The following table summarizes information about stock options and warrants outstanding at March 31, 2000:




Weighted       Number           Options and Warrants
Average     Outstanding    Outstanding and Exercisable
Exercise   and Exercisable   Weighted Average Remaining
 Prices      at 3/31/00       Contractual Life (years)
---------  ---------------  ----------------------------
0.1250        1,150,000                     9.1
0.2000.       1,614,290                     2.3
0.2500.       1,888,642                     3.9
0.3750.         540,700                     8.5
0.5000.       2,331,967                     3.9
1.5000.          30,000                     7.6
2.0000.          25,000                     3.0
2.2500.         187,500                     7.0
6.4000.         200,000                     0.1
---------  ---------------  ----------------------------
0.4988        7,968,099                     5.0
=======       =========                 ==========


NOTE  8  -  YEAR  2000  ISSUES

Like other companies, Hanover could be adversely affected if the computer systems it, its suppliers or customers use do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time there have been no known problems related to the Year 2000 issue.

The Company has reviewed its business and processing systems and believes that the majority of its systems are already year 2000 compliant or can be made so with software updates. Based on preliminary assessments, the Company regards the costs associated with Year 2000 readiness to be immaterial. All costs associated with the Year 2000 issue will be expensed as incurred.



                           HANOVER GOLD COMPANY, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 MARCH 31, 2000


NOTE  9  -  SUBSEQUENT  EVENTS

Purchase  of  Mineral  Property
-------------------------------
In October 1999, the Company executed an agreement to purchase the LaTranca silver/gold prospect located in the northern Maricunga belt of Chile. The agreement, which was effectively cancelled in April 2000, called for a total purchase price of $1,005,000 payable in installments through October 6, 2003 with title passing to the Company upon payment of the final installment. The agreement also called for a 2% net smelter return royalty on production up to a maximum of $1,000,000. In compliance with terms of this agreement the Company forfeited a deposit of $5,000.



                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HANOVER GOLD COMPANY, INC.

                                         By:    /s/ Hobart Teneff
                                         -------------------------
                                         Hobart Teneff, its
                                         President
                                         Date:  March 31, 2000



                                         By:  Wayne Schoonmaker
                                         -------------------------
                                         Wayne Schoonmaker, its
                                         Principle Accounting Officer
                                         Date: March 31, 2000