Form 10-Q
period 2000-06-30
HANOVER GOLD COMPANY INC
filed 2000-08-09
CIK 778165

UNITED STATES
                    SECURTIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
                                ___________

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (fee required)

                     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (no fee required)

            For the transition period from _____________ to _____________

                        Commission file number:  0-23022

                           HANOVER GOLD COMPANY, INC.
            (Exact name of registrant as specified in its charter)

             Delaware		                             11-2740461
   (State or other jurisdiction       	  (IRS Employer Identification No.)
         of incorporation)

            424 S. Sullivan Rd., Suite #300,Veradale, Washington 99037
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (509) 891-8817




         Common Stock, $.0001 par value          The OTC -Bulletin Board
             Title of each class                   Name of each exchange
                                                    on which registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

At July 21, 2000, 11,879,296 shares of the registrant's common stock were outstanding.

                             	HANOVER GOLD COMPANY, INC.
                            QUARTERLY REPORT	ON FORM 10-Q
                              FOR THE QUARTERLY PERIOD
	                                ENDED JUNE 30, 2000


                                 	TABLE OF CONTENTS

	                                                                        Page

PART I - FINANCIAL INFORMATION

	Item 1:	Financial Statements	                                             1

	Item 2:	Management's Discussion and Analysis of Financial Condition and
		       Results of Operations                                            	6



PART II - OTHER INFORMATION

	Item 1:	Legal Proceedings                                                	8

	Item 2:	Changes in Securities	                                            8

	Item 3:	Defaults upon Senior Securities	                                  8

	Item 4:	Submission of Matters to a Vote of Security Holders	              8

	Item 5:	Other Information	                                                8

	Item 6:	Exhibits and Reports on Form 8-K	                                 8


SIGNATURES                                                                 9








         	[The balance of this page has been intentionally left blank.]

                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             HANOVER GOLD COMPANY, INC.
                           (A Development Stage Company)
                                   BALANCE SHEETS


	                                                      (Unaudited)
                                                         June 30,	     December 31,
                                                           2000            1999
ASSETS

Current assets:
	Cash                                          $          5,838   $       12,970
	Prepaid expenses and other current assets	               6,095         	 24,245

		Total current assets	                                  11,933         	 37,215
                                                     ----------       ----------
Fixed assets:
	Furniture and equipment, net of accumulated
		depreciation of $93,679 and $105,038	                  14,031	          47,672
	Mineral properties, net                             	2,530,553       	2,597,147

Other assets:
 Other assets                                            27,000	          32,000

Total assets	                                   $     2,583,517    $   2,714,034
                                                      =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
	Accounts payable	                                                                                          	$         1,105
	Notes payable to stockholders                                                     $  	      297,000                      	297,000
	Accrued payroll and payroll taxes	                          64          	 2,141
	Other accrued expenses	                                 30,534          	19,861

		Total current liabilities                            	327,598	         320,107
                                                      ---------        ---------
Stockholders' equity:
	Preferred stock, $0.001 par value; 2,000,000
  shares authorized; no shares outstanding
	Common Stock, $0.0001 par value; 48,000,000 shares
		authorized; 11,879,296 and 11,621,276 shares
		issued and outstanding	                                 1,190            1,164
	Additional paid-in capital	                         26,706,977       26,686,997
	Deficit accumulated during the development stage	  (24,449,101)     (24,291,087)
	Treasury stock, at cost (19,668 shares)	                (3,147)	         (3,147)

		Total stockholders' equity                          2,255,919       	2,393,927
                                                      ---------        ---------
Total liabilities and stockholders' equity         $  2,583,517      $ 2,714,034
                                                      =========        =========

                    See Accompanying Notes to Financial Statements

                                HANOVER GOLD COMPANY, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                         (Unaudited)

                     	             Date of Inception  Three Months  Six Months  Three Months  Six Months
 	                                   (May 2, 1990)	      Ended        Ended       Ended        Ended
	                                   Through June 30,    June 30,     June 30,    June 30,      June 30,
                                          2000            2000         2000         1999           1999

Revenues                             $    1,151,958
Cost of goods mined                       1,987,483

Gross loss	                                (835,525)

Operating expenses:
	Depreciation and amortization             	193,016  $     3,182  $     7,391  $     5,988  $    12,504
	Bad debt expense                           779,921
	General and administrative expenses      6,633,442       45,494 	     76,868 	     88,617 	    226,644
                                          ---------       ------       ------       ------      -------
                                          7,606,379       48,676       84,259 	     94,605 	    239,148
                                          ---------       ------       ------       ------      -------
Operating loss                           (8,441,904)     (48,676)     (84,259)     (94,605)    (239,148)

Other income (expense):
	Abandonment of mineral
	     Interests                         (12,017,050)      (5,000)      (5,000)
	     Properties                         (2,300,000)
	Loss on sale of mineral properties        (162,684)     (54,497)     (54,497)
	Amortization of guaranty fee	           (1,457,170)
	Interest expense, net	                     (43,202)      (7,043)     (14,258) 	    (9,242)	    (17,381)
	Gain (loss) on sale
	of equipment                               (27,091)                                             12,061
                                          ---------       ------       ------        -----       ------
                               		       (15,954,353)	    (66,540)     (73,755)      (9,242)      (5,320)
                                         ----------       ------       ------        -----       ------
Net loss                               $(24,449,101) $  (115,216)   $(158,014)  $ (103,847)  $ (244,468)
                                         ==========       ======       ======      =======      =======
Net loss per share-basic                    Nil      $     (0.01)   $   (0.01)  $    (0.01)  $    (0.03)
                                           =====           ======       ======       ======       =====
Weighted average common
shares outstanding- basic               4,351,706      11,879,296 	 11,833,426    9,969,533    9,775,422
                                        =========      ==========   ==========    =========    =========

                                  See Accompanying Notes to Financial Statements

                                    HANOVER GOLD COMPANY, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS

                                           (Unaudited)
		                                               Date of Inception 	   Six Months     Six Months
		                                                 (May 2, 1990)	        Ended          Ended
                                         		       Through June 30,	     June 30,       June 30,
                                                       2000               2000           1999
Cash flows from operating activities:
	Net loss	                                       $ (24,449,101)       $ (158,014)    $ (244,468)
Adjustments to reconcile net loss to net cash
	used in operating activities:
	Loss on sale of mineral property	                     162,684            54,497
	Equipment transferred for consulting services	         26,251 	          26,251
 Loss (gain) on sale of equipment 	                     27,091	                         (12,061)
	Abandonment of mineral interests	                  12,017,050	            5,000
	Write-down of mineral properties	                   2,300,000
	Depreciation and amortization 	                       193,016           	 7,390	        12,504
	Common stock and options issued for services	         685,776 	                         25,000
	Common stock issued for interest                       29,640
	Common stock issued for accounts payable               57,160
	Amortization of deferred guaranty fee	              1,457,170
	Write-off of note receivable	                         779,921
Change in:
	Prepaid expenses                                       21,491            18,150         57,366
	Other assets                          	               (32,000)
	Accounts payable	                                      71,381           	(1,105)	      (14,571)
	Accrued payroll and payroll taxes                      (2,077)           (2,077)
	Other accrued expenses                                117,240            10,673         29,479
                                                   ------------          --------      ---------
Net cash used by operating activities               (6,537,307)          (39,235) 	    (146,751)
                                                   ------------          --------      ---------

Cash flows from investing activities:
	Proceeds from sale of mineral property                 37,097            12,097
	Proceeds from sale of equipment	                       68,826	                          24,400
	Advances under notes receivable	                   (1,089,219)
	Purchases of furniture and equipment                 (363,613)
	Additions to mineral properties	                  (10,383,585)
                                                   ------------          --------      ---------
Net cash provided (used) by investing activities	  (11,730,494)           12,097         24,400
                                                   ------------          --------      ---------

Cash flows from financing activities:
	Borrowings under note payable to stockholder	          73,405	                         (24,728)
	Proceeds from sale of common stock	                17,694,552	           20,006        150,000
	Proceeds from issuance of convertible debt	           215,170
	Proceeds from issuance of long-term debt	              45,000
	Repayment of long-term debt	                         (172,343)                          (9,019)
	Proceeds from related party	                           31,199
	Collection of stock subscription receivable	          249,360
	Repurchase of common stock	                           (39,947)
	Capital contributions                                 177,243
                                                    -----------           -------      ---------
Net cash provided by financing activities	          18,273,639 	          20,006        116,253
                                                    -----------           -------      ---------

Net change in cash	                                      5,838          	 (7,132)        (6,098)
Cash, beginning of period	                                   0  	         12,970         28,632
                                                    -----------           -------      ---------

Cash, end of period	                             $       5,838      $      5,838   $     22,534
                                                    ===========           =======      =========
Supplemental disclosure of cash flow information:
	Cash paid during the year for interest          $     136,111      $          0   $      1,968
                                                    ===========           =======      =========

                          See Accompanying Notes to Financial Statements

                               HANOVER GOLD COMPANY, INC.
                             (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS, Continued:
                                         (Unaudited)

                                           		            Date of Inception 	 Six Months    Six Months
                                                           (May 2, 1990)       Ended         Ended
		                                                        Through June 30,    June 30,      June 30,
                                                                2000            2000          1999

Supplemental schedule of non-cash investing and
 financing activities
  Mineral property rights acquired in exchange for:
   Issuance of common stock 	                                $ 2,257,518
	 	Issuance of long-term debt	                                   263,946
		 Notes receivable	                                             309,298
   Fixed assets	                                                  66,177

  Common stock issued for:
 		Satisfaction of long-term debt      	                         104,630
   Payment of notes payable
	   and accrued interest	                                        167,456
	 	Acquisition of Easton-Pacific
    net assets	                                                5,268,212
		 Payment of payables and accrued expenses                      	57,160
		 Payment for services	                                          25,000

  Cancellation of common stock issued
		 for mineral property rights	                                                (1,050,000)

  Long-term debt issued for acquisition
		 of equipment                                                 	 17,548

  Mineral property transferred  in satisfaction of
 		long-term debt	                                               143,631

  Equipment transferred for consulting
   services                                                       26,251             26,251









                [The balance of this page has been intentionally left blank.]











                       See Accompanying Notes to Financial Statements

                                HANOVER GOLD COMPANY, INC.
                              (A Development Stage Company)
                              NOTES TO FINANCIAL STATEMENTS
                                       (Unaudited)

1.  Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the
Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.	Nature of Business:

The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining, as well as related activities in the precious metals and mining industries.  The Company has been in the development stage since its inception.  The Company has no recurring source of revenue, has incurred operating losses since inception and, at June 30, 2000, has negative working capital.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management of the Company has undertaken certain actions to address these conditions.  These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses.  The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

3.  Related Party Transactions:

On May 31, 2000, the Company's Board of Directors resolved to transfer certain equipment to a consultant of the Company as compensation for consulting services provided to the Company during the preceding year.  Included in general and administrative expenses during the second quarter of 2000 is $26,251 of compensation expense relating to the transfer.  The expense recorded equaled the net book value of the equipment transferred, which also approximated the equipment's fair value at the time of transfer.  During the first quarter of 2000, the Company sold 200,000 shares of its unregisterd common stock and
400,000 common stock options execisable at $0.20 per share to existing stockholders of the Company, for a total of $20,000. Also in the first quarter of 2000, an officer of the
Company execised options to puchase 58,020 shares of the Company's common stock at $0.0001 per share, for a total of $6.  The options had been awarded to the officer as compensation for services in previous periods.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

This report contains both historical and prospective statements concerning the Company and its operations.  Prospective statements (known as "forward-looking statements") may or may not prove true with the passage of time because of future risks and uncertainties.  The Company cannot predict what factors might cause actual results to differ materially from those indicated by prospective statements.

The Company is an development stage mining company and holds various mining properties in southwestern Montana. The Company had engaged in exploration and limited development activities on these properties, primarily in the Alder Gulch area of Montana, more or less continuously from 1992 to 1998. In September and October 1998 the Company made the decision to terminate its leases with three of its landowner-lessors primarily due to the passage of a Montana initiative, I-137, banning the use of cyanide in the process of extracting gold and silver, and the high carrying costs of the leases.  As a result, the Company curtailed the majority of its exploration and development activities, and began investigating mining opportunities in offshore properties.  To date, the Company has not established proven or probable reserves on any of its properties, and is currently not pursuing exploration or development activities.
The Company's management has determined that until precious metal prices improve or until the
Montana initiative is repealed, their business strategy is to decrease expenses, conserve remaining assets, and preserve the Company's form and existence.  Accordingly, while management intends to keep aware of other mining opportunities that may be more suitable for the
Company, no expenditures other than general and administrative costs are planned in the near-
term until one or more of the aforementioned conditions change or another opportunity becomes available.

Results of Operations

For the six-month period ended June 30, 2000
compared to the six-month period ended June 30,1999

For the six months ended June 30, 2000, the Company experienced a net loss of $158,014 for $0.01 per share compared to a net loss of $244,468 or $0.03 per share, during the comparable period in the previous year.  The decrease in net loss from 1999 to 2000 was due to managment's decison to curtail its mining property development and exploration activities until more favorable conditions exist.

During the six-month periods ended June 30, 2000 and 1999, the Company generated no revenue.
Depreciation and amortization decreased from $12,504 during the six-month period ended June 30,
1999 to $7,391 during the comparable period of 2000.  The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $76,868 for the six-month period ended June
30, 2000, as compared to $226,644 for the six-month period ended June 30, 1999.  The decrease in general and administrative expenses for the six-month period ended June 30, 2000 is primarily attributable to reduced salaries, rent, and accounting expenses.

In May 2000, the Company abandoned its interest in a lease with an option to purchase 20 mining claims located in Region III of Atacarna, Chile.  In connection with the abandonment, the Company wrote off its deposit of $5,000 securing the leasehold interest.  No similar abandonments or write-offs took place during the six-month period ended June 30, 1999.

Net interest expense during the six-month period ended June 30, 2000, was $14,258 compared to $17,381 during the comparable period in 1999.  The decrease in net interest expense was due to a corresponding decrease in debt obligations accruing interest from 1999 to 2000.

In April  2000, the Company sold an undivided interest in certain mining properties (claims)
in Montana. In connection with the sale the Company realized a net loss of $54,497. During the six-month period ended June 30, 1999, the Company realized a gain of $12,061 from the sale of mining equipment.  In both periods, proceeds from the sale of these assets were used to fund the Company's operating costs.


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations, Continued:

Results of Operations, Continued:

For the  three-month period ended June 30, 2000
compared to the three-month period ended June 30, 1999

For the three months ended June 30, 2000, the Company experienced a loss of $115,216 compared to a net loss of $103,847 during the comparable period in 1999.  The decrease in the second quarter loss in 2000 as compared to the same quarter of 1999 is due to the corresponding decrease in depreciation and amortization,  general and administrative expenses and net interest expense.

Depreciation and amortization decreased from $5,988 during the second quarter of 1999 to $3,182 during the comparable quarter of 2000. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased from $88,617 during the second quarter of 1999 to
$45,494 during the comparable quarter of 2000. The decrease was primarily due to decreased salaries, rent, and accounting expenses during the second quarter of 2000 compared to the similar quarter of 1999. Included in general and administrative expenses during the second quarter of 2000 is $26,251 of compensation expense relating to the transfer of equipment to a consultant.

Net interest expense decreased from $9,242 during the second quarter of 1999 to $7,043 during the same quarter of 2000. The decrease in net interest expense was due to a corresponding decrease in debt obligations accruing interest in the second quarter of 2000 compared to 1999.

Liquidity and Capital Resources

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception on May 2, 1990.  At June 30,
2000, it had no recurring sources of revenue and negative working capital.  The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the six-month period ended June 30, 2000, the Company used $39,235 of cash in operating activities.  During the six months ended June 30, 2000 the sale of mining properties generated cash of $12,097, and sales of common stock and options to existing stockholders provided $20,006 of cash.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 1999 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the
Company expects to meet its 2000 obligations using funds from the sale of shares of common stock and assets, due to the currently depressed price of the Company's stock there can be no assurance that it will be able to finance its obligations in subsequent periods.







           [The balance of this page has been intentionally left blank.]

                             PART II - OTHER INFORMATION


Item 1.	LEGAL PROCEEDINGS

None

Item 2.	CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified,limited or qualified. The Company sold 200,000 shares of its common stock for $0.01 per share in February 2000 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.   OTHER INFORMATION

None

Item 6. 	EXHIBITS AND REPORTS ON FORM 8-K

	        Exhibits.  The following exhibit is filed as part of this report:

         Exhibit 27.0	Financial Data Schedule


Reports on Form 8-K. 	The registrant filed no reports on Form 8-K
during the period covered by this report.










        	[The balance of this page has been intentionally left blank.]

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    							HANOVER GOLD COMPANY, INC.

   		        	             By:	/s/ Hobart Teneff
                    							Hobart Teneff, its
                           President

                           Date: August 9, 2000

                      	 			By:	/s/ Wayne Schoonmaker
                         		Wayne Schoonmaker, its
		                         Principal Accounting Officer

                           Date: August 9, 2000

































??











1


9