Form 10-Q
period 2000-09-30
HANOVER GOLD COMPANY INC
filed 2000-11-03
CIK 778165

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

             For the quarterly period ended September 30, 2000

[ ] TRANISITON REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

               For the transition period from ______ to ______

                     Commission file number: 0-23022

                        HANOVER GOLD COMPANY, INC.
          (Exact name of registrant as specified in its charter)

           Delaware                                   11-2740461
(State or other jurisdiction            (IRS employer identification no.)
          of incorporation)

        424 S. Sullivan Rd., Suite #300, Veradale, Washington 99037
                 (Address of principal executive offices)

    Registrant's telephone number, including area code: (509) 891-8817




Common Stock, $.0001 par value               The OTC-Bulletin Board
    Title of each class             Name and exchange on which registered


Indicate by check mark whether the registrant (1) has filed all reports required to be file by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes [X]  No [ ]

At October 24, 2000, 12,474,496 shares of the registrant's common stock were outstanding.

                          HANOVER GOLD COMPANY, INC.
                        (A Development Stage Company)
                        QUARTERLY REPORT ON FORM 10-Q
                           FOR THE QUARTERLY PERIOD
                           ENDED SEPTEMBER 30, 2000


TABLE OF CONTENTS


                                                              Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements....................................1

Item 2: Management's Discussion and Analysis of Financial
        Condition and
        Results of Operations...................................6


PART II - OTHER INFORMATION

Item 1: Legal Proceedings.......................................8

Item 2: Changes in Securities...................................8

Item 3: Defaults among Senior Securities........................8

Item 4: Submission of Matters to a Vote of Security Holders.....8

Item 5: Other Information.......................................8

Item 6: Exhibits and Reports on Form 8-K........................8


SIGNATURES


       [The balance of this page has been intentionally left blank.]

                       PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                             BALANCE SHEETS


                                                     (Unaudited)

                                                    September 30,   December 31,

                                                         2000            1999
ASSETS

Current assets:
 Cash                                             $     16,202    $     12,970
 Prepaid expenses and other current assets              11,030          24,245
                                                  ____________    ____________
   Total current assets                                 27,232          37,215

Fixed assets:
 Furniture and equipment, net of accumulated
   depreciation of $114,690 and $105,038                11,769          47,672
 Mineral properties, net                             2,530,553       2,597,147

Other assets:
 Other assets:                                          27,000          32,000
                                                  ____________     ___________
Total assets                                      $  2,596,554     $ 2,714,034
                                                  ============     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $         75     $     1,105
 Notes payable to stockholders                         297,000         297,000
 Accrued payroll and payroll taxes                          64           2,141
 Other accrued expenses                                  4,954          19,861
                                                  ____________     ___________
   Total current liabilities                           302,093         320,107

Stockholders' equity:
 Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares outstanding
 Common stock, $0.0001 par value; 48,000,000 shares
   authorized; 12,474,496 and 11,621,276 shares
   issued and outstanding                                1,249           1,164
 Additional paid-in capital                         26,756,557      26,686,997
 Deficit accumulated during the development stage  (24,460,198)    (24,291,087)
 Treasury stock, at cost (19,668 shares)                (3,147)         (3,147)
                                                  ____________    ____________
   Total stockholders' equity                        2,294,461       2,393,927
                                                  ____________    ____________
Total liabilities and stockholders' equity        $  2,596,554    $  2,714,034
                                                  ============    ============

                See Accompanying Notes to Financial Statements

                                           HANOVER GOLD COMPANY, INC.
                                         (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                 Date of Inception   Three Months  Three Months   Nine Months   Nine Months
                                   (May 2, 1990)         Ended         Ended         Ended         Ended
                               Through September 30, September 30, September 30, September 30, September 30,
                                           2000          2000          1999          2000          1999

Revenues                             $  1,151,958

Cost of goods mined                     1,987,483

Gross loss                               (835,525)

Operating expenses:
 Depreciation and amortization            195,277   $     2,261   $     5,591   $    9,652    $     18,095
 Bad debt expense                         779,921
 General and administrative expenses    6,641,387         7,945        48,182       84,813         274,826
                                     ____________   ___________   ___________   __________    ____________
                                        7,616,585        10,206        53,773       94,465         292,921
                                     ____________   ___________   ___________   __________    ____________
Operating loss                         (8,452,110)      (10,206)      (53,773)     (94,465)       (292,921)

Other income (expense):
 Abandonment of mineral
   Interests                          (12,017,050)                                  (5,000)
   Properties                          (2,300,000)
 Loss on sale of mineral properties      (162,684)                                 (54,497)
 Amortization of guaranty fee          (1,457,170)
 Interest expense, net                    (50,093)       (6,891)       (6,465)     (21,149)        (23,846)
 Gain (loss) on sale
   of equipment                           (21,091)        6,000         1,863        6,000          13,924
                                     ____________   ___________   ___________   __________    ____________
                                      (16,008,088)         (891)       (4,602)     (74,646)         (9,922)
                                     ____________   ___________   ___________   __________    ____________
Net loss                             $(24,460,198)  $   (11,097)  $   (58,375)  $ (169,111)   $   (302,843)
                                     ============   ===========   ===========   ==========    ============

Net loss per share-basic             $      (5.39)        Nil     $     (0.01)  $    (0.01)   $      (0.03)
                                     ============   ===========   ===========   ==========    ============
Weighted average common
shares outstanding-basic                4,538,146    11,963,488    10,804,924   11,877,116      10,123,636
                                     ============   ===========   ===========   ==========    ============

                             See Accompanying Notes to Financial Statements
                                                        2

                                    HANOVER GOLD COMPANY, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                         Date of Inception      Nine Months    Nine Months
                                           (May 2, 1990)           Ended          Ended
                                        Through September 30,  September 30,  September 30,
                                               2000                2000           1999
Cash flows from operating activities:
  Net loss                              $    (24,460,198)  $    (169,111)  $    (302,843)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Loss on sale of mineral property               162,684          54,497
  Equipment transferred for consulting services   26,251          26,251
  Loss (gain) on sale of equipment                21,090          (6,000)        (13,924)
  Abandonment of mineral interests            12,017,050           5,000
  Write-down of mineral properties             2,300,000
  Depreciation and amortization                  195,277           9,652          18,095
  Common stock and options issued for services   685,776                         112,743
  Common stock issued for interest                59,280          29,640
  Common stock issued for accounts payable        57,160
  Amortization of deferred guaranty fee        1,457,170
  Write-off of note receivable                   779,921

Change in:
  Prepaid expenses                                16,557          13,215          59,476
  Other assets                                   (32,000)                          7,342
  Accounts payable                                71,456          (1,030)        (37,360)
  Accrued payroll and payroll taxes               (2,077)         (2,077)
  Other accrued expenses                          91,660         (14,908)        (18,472)
                                             ___________     ___________      __________
Net cash used by operating activities         (6,552,943)        (54,871)       (174,943)
                                             ___________     ___________      __________
Cash flows from investing activities:
  Proceeds from sale of mineral property          37,097          12,097          40,925
  Proceeds from sale of equipment                 74,826           6,000
  Advances under notes receivable             (1,089,219)
  Purchases of furniture and equipment          (363,613)
Additions to mineral properties              (10,383,585)
                                             ___________     ___________      __________
Net cash provided (used) by
  investing activities                       (11,724,494)         18,097          40,925
                                             ___________     ___________      __________
Cash flows from financing activities:
  Borrowings under note payable to stockholder    73,405                         (74,331)
  Proceeds from sale of common stock          17,714,552          40,006         195,000
  Proceeds from issuance of convertible debt     215,170
  Proceeds from issuance of long-term debt        45,000
  Repayment of long-term debt                   (172,343)                        (10,520)
  Proceeds from related party                     31,199                          25,000
  Collection of stock subscription receivable    249,360
  Repurchase of common stock                     (39,947)
  Capital contributions                          177,243
                                             ___________     ___________     ___________
Net cash provided by financing activities     18,293,639          40,006         135,149
                                             ___________     ___________     ___________
Net change in cash                                16,202           3,232           1,131
Cash, beginning of period                              0          12,970          28,632
                                             ___________     ___________     ___________
Cash, end of period                          $    16,202     $    16,202     $    29,763
                                             ===========     ===========     ===========
  Supplemental disclosure of cash flow information:
  Cash paid during the period for interest   $   133,824     $         0     $    25,171
                                             ===========     ===========     ===========

                             See Accompanying Notes to Financial Statements

                               HANOVER GOLD COMPANY, INC.
                             (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS, Continued:
                                      (Unaudited)

                                       Date of Inception     Nine Months    Nine Months
                                         (May 2, 1990)          Ended          Ended
                                     Through September 30,   September 30,  September 30,
                                             2000                2000           1999


Supplemental schedule of non-cash investing and financing activities:

Mineral property rights acquired in exchange for:
  Issuance of common stock             $   2,257,518
  Issuance of long-term debt                 263,946
  Notes receivable                           309,298
  Fixed assets                                66,177

Common stock issued for:
  Satisfaction of long-term debt             104,630
  Payment of note payable
    and accrued interest                     197,096    $  29,640
  Acquisition of Easton-Pacific
    net assets                             5,268,212
  Payment of payables and accrued expenses    57,160
  Payment for services                        25,000

Cancellation of common stock issued
  for mineral property rights             (1,050,000)

Long-term debt issued for acquisition
  of equipment                                17,548

Mineral property transferred in satisfaction of
  long-term debt                             143,631

Equipment transferred for consulting
  services                              $     26,251    $  26,251


       [The balance of this page has been intentionally left blank.]

               See Accompanying Notes to Financial Statements

                        HANOVER GOLD COMPANY, INC.
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


1. Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2. Nature of Business:

The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining, as well as related activities in the precious metals and mining industries. The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 2000, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments, which might be necessary if the Company is unable to continue as a going concern.

3. Related Party Transactions:

In the third quarter of 2000, the Company sold certain fully depreciated equipment to a company controlled by a director for $6,000 cash. In connection with the sale, the Registrant recorded a gain of $6,000. In September of 2000, the Company sold 200,000 shares of its unregistered common stock and 400,000 common stock options exercisable at $0.20 per share to certain directors and shareholders of the Company for $20,000 cash.

During the second quarter of 2000, the Company's Board of Directors resolved to transfer certain equipment to a consultant of the Company as compensation for consulting services provided to the Company during the preceding year. Included in general and administrative expenses during the second quarter of 2000 are $26,251 of compensation expense relating to the transfer. The expense recorded equaled the net book value of the equipment transferred, which also approximated the equipment's fair value at the time of transfer. During the first quarter of 2000, the Company sold 200,000 shares of its unregistered common stock and 400,000 common stock options exercisable at $0.20 per share to existing stockholders of the Company, for a total of $20,000. Also in the first quarter of 2000, an officer of the Company exercised options to purchase 58,020 shares of the Company's common stock at $0.0001 per share, for a total of $6. The options had been awarded to the officer as compensation for services in previous periods.


[The balance of this page has been intentionally left blank.]

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

The Company is a development stage mining company and holds various mining properties in southwestern Montana. The Company had engaged in exploration and limited development activities on these properties, primarily in the Alder Gulch area of Montana, more or less continuously from 1992 to 1998. In September and October 1998 the Company made the decision to terminate its leases with three of its landowner-lessors primarily due to the passage of a Montana initiative, I-137, banning the use of cyanide in the process of extracting gold and silver, and the high carrying costs of the leases. As a result,the Company curtailed the majority of its exploration and development activities,and began investigating mining opportunities in offshore properties. To date, the Company has not established proven or probable reserves on any of its properties, and is currently not pursuing exploration or development activities. The Company's management has determined that until precious metal prices improve or until the Montana initiative is repealed, their business strategy is to decrease expenses, conserve remaining assets, and preserve the Company's form and existence. Accordingly, while management intends to keep aware of other mining opportunities that may be more suitable for the Company, no expenditures other than general and administrative costs are planned in the near-term until one or more of the aforementioned conditions change or another opportunity becomes available.

Results of Operations

For the nine-month period ended September 30, 2000 compared to the nine-month period ended September 30, 1999

For the nine months ended September 30, 2000, the Company experienced a net loss of $169,111 or $0.01 per share compared to a net loss of $302,843, or $0.03 per share, during the comparable period in the previous year. The decrease in net loss from 1999 to 2000 was due to management's decision to curtail its mining property development and exploration activities until more favorable conditions exist.

During the nine-month periods ended September 30, 2000 and 1999, the Company generated no revenue. Depreciation and amortization decreased from $18,095 during the nine-month period ended September 30, 1999 to $9,652 during the comparable period of 2000. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $84,813 for the nine-month period ended September 30, 2000, as compared to $274,826 for the nine-month period ended September 30, 1999. The decrease in general and administrative expenses for the nine-month period ended September 30, 2000 is primarily attributable to reduced salaries, rent, and accounting expenses.

In May 2000, the Company abandoned its interest in a lease with an option to purchase 20 mining claims located in Region III of Atacarna, Chile. In connection with the abandonment, the Company wrote off its deposit of $5,000 securing the leasehold interest. No similar abandonments or write-offs took place during the nine-month period ended September 30, 1999.

Net interest expense during the nine-month period ended September 30, 2000, was $21,149 compared to $23,846 during the comparable period in 1999. The decrease in net interest expense was due to a corresponding decrease in debt obligations accruing interest from 1999 to 2000.

In April 2000, the Company sold an undivided interest in certain mining properties (claims) in Montana. In connection with the sale the Company
realized a net loss of $54,497.   In September 2000, the Company realized a
gain of $6,000 from the sale of depreciated equipment to a company controlled by a director. During the nine-month period ended September 30, 1999, the Company realized a gain of $13,924 from the sale of mining equipment.
In both periods, proceeds from the sale of assets were used to fund the Company's operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Results of Operations, Continued:

For the three-month period ended September 30, 2000 compared to the three-month period ended September 30, 1999

For the three months ended September 30, 2000, the Company experienced a loss of $11,097 compared to a net loss of $58,375 during the comparable period in 1999. The decrease in the third quarter loss in 2000 as compared to the same quarter of 1999 is due to the corresponding decrease in depreciation and amortization, general and administrative expenses and net interest expense.

Depreciation and amortization decreased from $5,591 during the third quarter of 1999 to $2,261 during the comparable quarter of 2000. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased from $48,182 during the third quarter of 1999 to $7,945 during the comparable quarter of 2000. The decrease was primarily due to decreased salaries, rent, and accounting expenses during the third quarter of 2000 compared to the similar quarter of 1999.

Net interest was $6,465 during the third quarter of 1999 and comparable to $6,891 during the same quarter of 2000.

During the third quarter of 2000, the Company realized a gain of $6,000 on the sale of fully depreciated equipment. During the comparable quarter of 1999 a gain of $1,863 was realized on the sale of equipment.

Liquidity and Capital Resources

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception on May 2, 1990. At September 30, 2000, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the nine-month period ended September 30, 2000, the Company used $54,871 of cash in operating activities. During the nine months ended September 30, 2000 sales of mining properties and equipment generated cash of $18,097, and sales of common stock and options to directors and existing stockholders provided $40,006 of cash.

During the third quarter ended September 30, 2000, the Company issued 395,200 shares of its unregistered common stock to satisfy $29,640 of accrued interest payable on a note payable to a stockholder. The fair value of the stock issued approximated the accrued interest payable at the time of issue.

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



              [The balance of this page has been intentionally left blank.]
                                           7


PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. During 2000, the Company sold 400,000 shares of its common stock for $0.10 per share and issued 395,200 shares of its common stock in satisfaction of accrued interest payable of $29,640 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

Item 3. DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits.  The following exhibit is filed as part of this report:

     Exhibit 27.0     Financial Data Schedule


Reports on Form 8-K.

     Form 8-K filed on July 14th, 2000. Item 4. Changes in the Registrant's Certifying Accountants



     [The balance of this page has been intentionally left blank.]
                                     9

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HANOVER GOLD COMPANY, INC.

                                  By:   /s/ Hobart Teneff

                                        Hobart Teneff, its
                                        President
                                        Date: October 31, 2000


                                   By:  /s/ Wayne Schoonmaker

                                        Wayne Schoonmaker, its
                                        Principal Accounting Officer
                                        Date: October 31, 2000