Form 10KSB
period 2000-12-31
HANOVER GOLD COMPANY INC
filed 2001-04-02
CIK 778165

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
            [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                      Commission file number:  000-023022

                           HANOVER GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       11-2740461
(State  or other jurisdiction of incorporation)             (IRS Employer
                                                            Identification  No.)

                        424 South Sullivan Rd., Suite 300
                           Veradale, Washington 99037
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (509) 891- 8817
          Securities registered pursuant to Section 12 (b) of the Act:

        Common Stock                               OTC Electronic Bulletin Board
     Title of each class                               Name of each exchange
                                                       on  which  registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenue for its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant at March 1, 2001 was $567,502. The number of shares of common stock outstanding at said date was 12,584,496 shares. An additional 7,561,149 were deemed outstanding at said date pursuant to presently exercisable options.

The Company qualifies under Regulation SB as a "small business issuer", (i.e. less than $25,000,000 in revenues; a U.S. company other than an investment company) and has met the small business issuer requirements at the end of the past two consecutive fiscal years. The Company is entering the Regulation SB disclosure system by filing its annual report with the Commission on this Form 10-KSB.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                        For the year ended December 31, 2000


                                TABLE OF CONTENTS

                                                                            Page

SAFE  HARBOR  STATEMENT                                                     (ii)


PART  I

     Item  1:     Description  of  Business                                    1
     Item  2:     Description  of  Property                                    3
     Item  3:     Legal  Proceedings                                           3
     Item  4:     Submission  of  Matters  to  a  Vote of Security Holders     3

PART  II

     Item  5:     Market for Common Equity and Related Stockholder Matters     4
     Item  6:     Management's Discussion and Analysis or Plan of Operation    4
     Item  7:     Financial  Statements                                        5
     Item  8:     Changes in and Disagreements with Accountants on
                  Accounting and Financial  Disclosure                         5

PART  III

     Item  9:     Directors, Executive Officers, Promoters
                  and Control Persons; Compliance with  Section 16(a)
                  of  the  Exchange  Act                                       6
     Item  10:    Executive  Compensation                                      8
     Item  11:    Security Ownership of Certain  Beneficial
                  Owners and Management                                        9
     Item  12:    Certain  Relationships  and  Related  Transactions          10
     Item  13:    Exhibits  and  Reports  on  Form  8-K                       12

Signatures                                                                    34










          [The balance of this page has been left blank intentionally.]










       (i)
                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                        For the year ended December 31, 2000




                              SAFE HARBOR STATEMENT


     EXPLANATORY NOTE: AS USED IN THIS REPORT, THE TERMS "WE," "US" AND "OUR" ARE SOMETIMES USED TO REFER TO HANOVER GOLD COMPANY, INC. AND, AS THE CONTEXT REQUIRES, ITS MANAGEMENT.

     This report contains forward-looking statements concerning some of the risks and uncertainties of our business. Examples of these are statements regarding the timing of operations, projected operating results, the likely effect of known contingencies and other foreseeable events, the market price of metals, our prospects for financing, and our ability to continue as a going concern. The more significant of these risks and uncertainties are set forth below. We cannot control these risks and uncertainties. Consequently, our actual operating and financial results may differ materially from the projections or estimates we may make in this report. You are cautioned not to put undue reliance on our forward-looking statements.

     Going Concern Qualification. We are not presently engaged in mining operations, we have no revenues from operations and we have incurred losses from operations in each of the last eight years. In addition, we had negative working capital at December 31, 2000. These factors have resulted in the inclusion of an explanatory paragraph in the report of our auditors relating to our ability to continue as a going concern. We do not know if or when this trend will be reversed.

     No Proven or Probable Reserves. We do not have any delineated proven or probable ore reserves. Moreover, we will have to undertake significant additional exploration and evaluation of our mining properties before any such reserves can be delineated. We do not have any money to do this. Were we successful in financing exploration and establishing reserves, it is unlikely we would be able to attract a venture partner without first reacquiring all of the mining claims within the Virginia City mining district we were forced to relinquish over the course of the past three years for the reasons set forth elsewhere in this report.

     Need for Significant Additional Financing. We may not be able to continue as a going concern. Were we to attract and obtain additional financing, it would likely come from the sale of common stock to some of our affiliates or from borrowings from these affiliates, which may or may not occur. Our ability to obtain financing is influenced by a number of factors, not the least of which are the price of gold and the regulatory and environmental climate for mining in Montana. Gold prices fluctuate widely and are motivated by external events such as inflation, the strengths of the United States dollar and the foreign currencies against which it trades, global and regional demands, the political and economic conditions of major gold producing countries, and the monetary and fiscal policies of the central banks as they pertain to the purchase, sale or leasing of gold. Although there are signs it may be changing, it is still very difficult to obtain regulatory and environmental approvals for mining operations in Montana.





       (ii)
                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                        For the year ended December 31, 2000


     Abandonment of Mining Interests. In November of 1998 Montana voters approved a citizens initiative, know as Initiative, I-137, which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in the state. The placement of the initiative on the ballot was the principal reason we defaulted in the payment of rentals and royalties on three of our Alder Gulch leases in the Virginia City mining district in September and October that year. These defaults were not remedied and the leases have subsequently reverted to the holders of mineral title. The Alder Gulch leases were a significant part of our landholdings in the district.

     Environmental Risks. We are subject to environmental risk. Were we to commence mining operations again, we could not assure anyone that we would be able to obtain insurance against such risk. Environmental coverage is generally not available to companies in the mining industry. Substantial liability for remediation would likely cause us to become insolvent.
















          [The balance of this page has been left blank intentionally.]

























       (iii)
                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000


                                    PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

     General Development of Business. We were organized under Delaware law in 1984 to engage in mining activities. From 1992 to September 1998, we were more or less continuously engaged in acquiring and exploring mining claims in the Alder Gulch area of the Virginia City mining district in southwestern Montana.

     Our activities consisted of diamond drilling, mapping and sampling, lithologic logging of drill holes, metallurgical testing, assaying, and aerial surveying. During this period we were also engaged in some very limited underground development, although no mining or milling activities have been conducted since 1995.

     Through December 31, 2000 we had expended $2,860,269 for exploration and limited development of our properties. During this period we also paid the landowner-lessors of our properties $14,025,737. These expenditures, which aggregate $16,886,006, had been capitalized, and would have been subject to depletion using the estimated recoverable units method had the properties been placed into production.

     The properties were never placed into production. We ceased operations during the fourth quarter of 1998 due to low gold prices and the passage of a Montana citizen's initiative (known as Initiative I-137) which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in the state. Since then we have relinquished a substantial portion of our mining properties and written off much of our capitalized expenditures in these properties:

- During 1998 we abandoned our rights to 239 mining claims in the Virginia City district, resulting in a write off of approximately $12,000,000 in capitalized mining costs. We also performed an evaluation of the net realizable value of our remaining properties and wrote off an additional $2,300,000 to approximate the remaining estimated carrying value of the property. During 1998 we also returned 150 claims to their prior owner, Tabor Resources, Inc. following court approval of our motion to rescind an earlier purchase agreement with Tabor, and deeded back two properties in satisfaction of unpaid note balances. Total write-offs for the year were $14,300,000.

- During 1999 we abandoned 295 unpatented mining claims and one Montana state lease.

- During 2000 we sold several additional claims and terminated our last remaining state lease. During the fourth quarter of the year we again reassessed the carrying value of our mineral properties and wrote off an additional $1,160,553, resulting in an adjusted carrying value of $1,370,000. (See Note 3 to our financial statements which appear elsewhere in this report.)

     We currently own 125 unpatented mining claims and 41 patented mining claims in the Virginia City mining district of Montana, and 33 patented mining claims at Norris and Pony, Montana, some 35 miles away. All but one of these claims were acquired in connection with our 1997 merger acquisition of Eaton-Pacific and Riverside Mining Company ("Easton-Pacific").

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM  1.  DESCRIPTION  OF  BUSINESS  (CONTINUED)

     Our principal executive offices are located at 424 S. Sullivan Rd., Suite 300, Veradale, Washington 99037, and our telephone number at that address is
(509) 891-8817. These offices are shared with Sterling Mining Company, which is controlled directly by certain persons who are also affiliated with us.

     Business Strategy. Because of the loss of a significant number of our claims in late 1998 and 1999 and the prohibitions on the use of cyanide to recover gold and silver, we do not believe we will be able to recommence mining activities on our existing mineral properties. We are currently considering other alternatives, including selling our patented mining claims as vacation home sites. We are also considering the feasibility of merging with another company having mineral properties that are more amenable to development than are ours.

     Management and Financing Matters. During 2000 we sold a total of 440,000 shares of common stock to three of our affiliates and two non-affiliates for $.10 per share. In connection with these sales, we granted the purchasers five-year options to purchase 800,000 additional shares of common stock at the price of $.20 per share. This has enabled us to remain solvent. We believe we can continue as a going concern so long as certain of our affiliates (and others, possibly) continue to purchase our shares, but we do not know how long this arrangement will continue.

     Mining, Environmental and Other Matters Pertaining to Properties. Like other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in the vicinity of its mining operations. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands effected by a mining facility once commercial mining operations have ceased.

     Federal legislation such as the federal Clean Water Act, the Clean Air Act, the National Environmental Policy Act and the Comprehensive Environmental Response, Compensation and Liability Act, and implementing regulations adopted and administered by the Environmental Protection Agency, the Forest Service, the Bureau of Land Management, the Fish and Wildlife Service, the Army Corps of Engineers and other agencies, have a direct bearing on domestic mining operations. These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations.

     Despite its mining history, the state of Montana limited mine development during the last decade as tourism and environmental concerns have assumed greater economic and political importance. As a consequence, the cost and uncertainty associated with the permitting process have resulted in fewer mining applications and higher operating costs for those mining companies seeking to do business in the state. Although there is evidence to suggest that this trend may be reversing itself-which is to say that the state agencies charged with administering Montana's environmental laws will look more favorably on the mining industry and mine development-we do not expect dramatic changes in the foreseeable future.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

     We believe we are in substantial compliance with the environmental laws and regulations. At December 31, 2000, we had accrued $27,000 relating to reclamation work on our mining properties. We plan to commence and complete this work during 2001.

ITEM  2.  DESCRIPTION  OF  PROPERTY.

     Overview. Our mining properties are located within the upper part of Brown's Gulch, Hungry Hollow, and Barton Gulch within the Virginia City mining district of Montana. Forty-one patented and 125 unpatented mining claims are within the Virginia City mining district and another 33 patented claims are located near Pony and Norris, Montana. These claims were acquired in September 1997, in conjunction with our merger acquisition of Easton Pacific. In addition to the significant placer production that came from the adjoining Alder Gulch, gold has been produced from lode mines located in Alder Gulch, Brown's Gulch, and Hungry Hollow since the late nineteenth century, although there are no reliable production records. We believe the historical mining activities and geology of the district are indicative of large gold-bearing mineral systems, and that the district has a very high potential for additional discovery. The topography is mountainous, although the properties are seasonally accessible by road.

     The Nature of Our Interest in the Properties. We own or hold nearly all of our 199 claims outright. Those few claims that we do not own or hold outright are held through lease/options. Lease payments in most cases are credited toward the purchase price of the claims under the purchase option provisions of the leases. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 5% to 7% of net smelter returns.

     Historical Mining Activities. Historic mines on the Easton Pacific mining properties include the Easton, Pacific, High Up, Irene, Marietta, Metallic, and Little Lode mines. The Easton mine was at one time the largest historic lode producer in the Virginia City Mining District, with recorded production of approximately 50,000 ounces of gold and over one million ounces of silver. The High Up and Irene mines were worked periodically from the 1870's to 1941. Records indicate that the mines produced between 10,000 and 15,000 ounces of gold and that silver was also produced from the mines, at a ratio eight times that of gold production.

     Insurance. We maintain liability insurance in an amount that adequately covers the risks associated with owning and holding our remaining mineral properties and other assets.

ITEM  3.  LEGAL  PROCEEDINGS.

     We  are  not  a  party  to  any  pending  legal  proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     No matters were submitted to a vote of our security holders during the fourth quarter of 2000.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

                                    PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

     Market Information. The following table sets forth the range of high and low bid prices per share for our common stock for 2000 and 1999 as reported on the OTC Electronic Bulletin Board ("OTCBB"). The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.

                         2000                1999
                  ------------------  ------------------
                     LOW      HIGH      LOW       HIGH
                  --------  --------  --------  --------
First  Quarter      $0.08     $0.14    $0.1250   $0.2500
Second  Quarter     $0.08     $0.13    $0.0938   $0.1700
Third  Quarter      $0.07     $0.12    $0.0700   $0.2000
Fourth  Quarter     $0.06     $0.12    $0.0800   $0.1875

     Holders. At March 1, 2001 approximately 400 persons held our shares of record. We believe approximately 1,600 persons beneficially own our shares.

     Dividends. We have not declared any cash or stock dividends on our common stock since inception and we do not anticipate declaring or paying any cash or stock dividends in the future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     Overview. We intend to hold our 125 unpatented mining claims through the next twelve months. We were able to pay our obligations in 2000 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months in the same fashion.

     We financed our obligations during the year ended December 31, 2000 by selling 440,000 shares of common stock to certain of our affiliates and others, at $.10 per share. (As previously noted, we also granted five-year common stock purchase warrants to these purchasers, exercisable at the price of $0.20 per share.)

     We are required to make annual payments of $12,500 to the United States Department of the Interior's Bureau of Land Management in order to maintain our unpatented claims. These are significant expenses. Unless the persons who have been willing to purchase our shares in the past (being three of our affiliates and one non-affiliate) are willing to purchase additional shares annually, in amounts sufficient to cover the amount of these payments, we may be forced to relinquish these claims. We have no assurance we will be able to sell our shares or, failing that, borrow the funds necessary to finance our obligations for the balance of 2001 and thereafter. We do not have any paid employees and we do not intend to hire any employees during the next twelve months.

     We have incurred aggregate losses of $25,679,767 for the period from inception through December 31, 2000. Unless we are able to borrow or sell shares of our common stock, we will continue to experience a shortage of working capital. Because of this, our independent certified public accountants have included a paragraph in their reports on our financial statements relative to our ability to continue as a going concern.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM  6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

     At December 31, 2000, we had net operating losses of approximately $19,800,000, which may be offset against future taxable income through 2020. No tax benefit has been reported in the financial statements, as we believe there is a significant chance the net operating loss carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

     Cash Flows. Cash flows for each of the years in the two-year period ended December 31, 2000 were as follows:

     YEAR ENDED DECEMBER 31, 2000. Operating activities used $72,246, primarily as a result of the 2000 net loss of $1,388,680, offset by approximately $1,316,000 in non-cash transactions, of which $1,160,553 represented a write-down of mineral properties. Investing activities realized approximately $19,000 from the sale of mineral properties and equipment. We generated $44,000 from financing activities as a result of funds received from the sale of common stock and options. The net result of the foregoing activities was a decrease of $8,643 in our cash position, from $12,920 at December 31, 1999, to $4,327 at December 31, 2000.

     YEAR ENDED DECEMBER 31, 1999. Operating activities used $199,701, primarily as a result of the 1999 net loss of $454,900 offset by approximately $246,000 in non-cash transactions. $65,925 was realized from investing activities, primarily as a result of the sale of equipment and mineral properties. We generated $118,114 from financing activities, primarily as a result of funds received through the sale of common stock. As a result of the foregoing, our cash position decreased by $15,662, to $12,970 at December 31, 1999.

ITEM  7.  FINANCIAL  STATEMENTS

     Our financial statements of the registrant are included herein on pages F/S-1 to F/S-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective July 6, 2000, DeCoria, Maichel & Teague P.S. replaced Williams & Webster, P.S. as the Company's independent public accountants. During the year ended December 31, 1999 Williams & Webster P.S. report on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a paragraph wherein Williams & Webster P.S. expressed substantial doubt about the Company's ability to continue as a going concern. During such period there was no disagreement with Williams & Webster P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their report on such financial statements.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE (CONTINUED)

     During the year ended December 31, 1998 BDO Seidman, LLP's report on the financial statements of the Company contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During such periods, there were no disagreements with BDO Seidman LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their reports on such financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2000 are set out below. The Company's board of directors consisted of five members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. The board of directors appoints the executive officers annually.

          NAME              AGE                           POSITION
------------------------    ---              ----------------------------------
Hobart  Teneff               80               President,  Chief  Executive
                                                 Officer  and  a  Director
James  A. Fish               70               Vice President and a Director
Neal  A.  Degerstrom         76               Director
Tim  Babcock(1)              81               Director
Robert  E.  Kovacevich       57               Director
Wayne  Schoonmaker           64               Secretary  and  Treasurer

(1) Mr. Babcock resigned his position as a director, effective in February of 2001.

     Biographies  of  Directors,  Executive  Officers,  and  Key  Individuals.

     HOBART TENEFF. Mr. Teneff was appointed a director, president and chief executive officer on June 1, 1999. From 1975 through 1988 Mr. Teneff served as president of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. He was also president, chief executive officer and a director of Pegasus Gold Inc. from 1976 through 1987 and President of Argo Gold Inc. and Montoro Inc. prior to their being merged into Pegasus in 1980 and 1981, respectively. Since 1950, Mr. Teneff has been president of General Equipment Inc. a privately held company in the industrial water, air, and heat transfer equipment business. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)

     JAMES A. FISH. Mr. Fish was appointed a director in September of 1995 and vice president in October 1998. From early 1996 until October of 1998, he also served as president and chief executive officer. Mr. Fish is also vice president and general counsel for N.A. Degerstrom, Inc. since 1987. N.A. Degerstrom, Inc. is a privately held company based in Spokane, Washington that has been engaged in railroad, heavy highway, bridge and dam construction, large open pit mining, and worldwide mineral exploration since 1904. Prior to 1987, Mr. Fish was in private law practice with the firm of Winston & Cashatt in Spokane, Washington (from 1980 through 1987), and the firm of Fish, Schultz &
Tombari, also in Spokane (from 1962 through 1980). Mr. Fish was employed as superintendent at S&F Construction from 1955 through 1962, and served in the Navy from 1952 to 1955. He received a bachelor's degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.

     NEAL A. DEGERSTROM. Mr. Degerstrom was appointed a director in September of 1995. He is president of N. A. Degerstrom, Inc, and prior to that was the managing partner of N. A. Degerstrom Company, the predecessor in interest to N.
A. Degerstrom, Inc. Mr. Degerstrom has been a member of the Advisory Board of the College of Engineering at Washington State University, president of the Spokane Chapter of Associated General Contractors, a member of the Society of Explosives Engineers and the Society of Mining Engineers, and a trustee of the Northwest Mining Association. He received a Civil Engineering degree from Washington State University in 1949.

     TIM BABCOCK. Mr. Babcock was appointed a director in September 1997. Since 1986 he has owned and operated a consulting firm providing consulting services to the mining industry. From 1970 to 1980, he owned Capital City Television, Mineral Resources Development, and January Mining Company. Mr. Babcock served as senior executive vice president of Occidental International Corporation from 1970 to 1974, and as Governor of the State of Montana from 1960 to 1969.

     ROBERT E. KOVACEVICH. Mr. Kovacevich was appointed a director in May, 2000. He is an attorney specializing in taxation and has been in private practice in Spokane, Washington since 1972. Mr. Kovacevich has an undergraduate degree from St. Martins College, a juris doctorate degree with honors from Gonzaga University, and an LLM in taxation from New York University. He is a member of the Washington State Bar Association, the American Bar
Association, the Spokane Bar Association, the Federal Bar Association, the Association of Trial Lawyers and the steering committee for Deaconess Hospital. Mr. Kovacevich has taught as an instructor at the Gonzaga University's School of Business and at the Gonzaga School of Law since 1980.

     WAYNE SCHOONMAKER. Mr. Schoonmaker was appointed secretary and treasurer in January of 1996. From 1981 until 1993, he was financial manager of the Northwest Mining Department of ASARCO, and from 1978 until 1981 was Chief Accountant at ASARCO's Troy Unit in Montana, where he was responsible for the installation and implementation of the accounting system for the start-up of the Troy mine. From July of 1978 through December of 1978, Mr. Schoonmaker was assistant treasurer of the Bunker Hill Company, and from 1964 to 1978, he was assistant corporate secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and a MBA from the University of Idaho in 1987. He is a certified public accountant in Idaho and Montana.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT (CONTINUED)

     Committees of the Board of Directors. The only standing committee of our board of directors is the compensation committee, comprised of Mr. Kovacevich and, until his resignation earlier this year, Mr. Babcock. We do not have an audit committee or a nominating committee. The board of directors as a whole acts as the audit committee and the nominating committee.

     Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. These persons are also required by the regulation to furnish copies of all of these reports to us, as they are filed. We are not aware of any reports that were not timely filed.

ITEM  10.  EXECUTIVE  COMPENSATION.

     Annual Compensation. No compensation was paid to any officer, director or control person during the year 2000. During the year we gave title to a backhoe tractor having a book value of $26,250 (at May 31, 2000) to Frank Duval for services rendered on our behalf. Mr. Duval is not an officer or director, but may be deemed to be an affiliate by virtue of his relationship to us.

     Stock Options. We currently maintain two stock option plans, the 1995 Stock Option Plan and the 1998 Equity Incentive Plan. Both plans provide for the issuance of incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended ("the Code"), and options that do not qualify under the Code. Key individuals, including our officers, directors, employees and consultants, are eligible to receive grants of options under the plans. Incentive stock options are exercisable under each plan at prices equivalent to the mean of the high and low sales prices of the common stock, as reported by the Nasdaq SmallCap Market or a national exchange as of the date of grant (110% of such sales prices in the case of incentive stock options granted to any person owning more than 10% of the total combined voting power of all classes of our stock). If our stock is not traded on Nasdaq or a national securities exchange then the board of directors is authorized under each plan to determine exercise prices in accordance with Sec. 422 of the Code. Under the 1998 Equity Incentive Plan non-qualified stock options may be granted at no less than 85% of fair market value as defined under the plan.

     Options for all one million shares available under the 1995 Stock Option Plan had been granted as of October 11, 1998, and as of December 31, 2000 853,750 had expired. Options for 1,150,000 of the 2,000,000 shares available under the 1998 Equity Incentive Plan had been granted at December 31, 2000. Forfeited Options under the 1995 Stock Option Plan may be reissued under the provisions of the 1998 Equity Incentive Plan. The compensation committee of the board of directors administers each plan. The committee's function is to determine those persons entitled to receive an award based on their contributions to our long term growth and financial success. The committee also determines the type of an award, the amount of an award, and its terms. Mr. Babcock and Mr. Kovacevich served on the compensation committee during the year ended December 31, 2000. No options were granted under the1998 Equity Incentive Plan during the year ended December 31, 2000.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The following table sets forth as of March 1, 2001 the names of, and number of shares beneficially owned by, persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 12,584,496 outstanding shares. An additional 7,561,149 shares were deemed outstanding at such date.

                                    AMOUNT AND NATURE OF
                                    BENEFICIAL  OWNERSHIP            PERCENT
      NAME OF OWNER          (ALL DIRECT UNLESS OTHERWISE NOTED)     OF CLASS
---------------------------  -----------------------------------  -------------
Raymond  A.  Hanson  (1)                 1,920,055                       9.5%
James A. Fish (2), (3)                     385,451                       1.9%
Neal A. Degerstrom (2), (4)              4,944,229                      24.5%
Tim Babcock (2), (5)                       104,450                       0.5%
Hobart Teneff (2), (6)                   3,333,102                      16.5%
Robert E. Kovacevich(2)                          0                       0.0%
All directors and
executive officers
as a group (5 persons) (7)              10,687,287                      49.9%

(1) Mr. Hanson was president and chief executive officer from October 1, 1998 to June 1, 1999. The shares attributed to Mr. Hanson include 969,814 shares owned by Hanson Industries, Inc., 500,000 shares issuable to Hanson Industries, Inc. pursuant to currently exercisable options granted in connection with the purchase of shares; 145,833 shares, (of which 12,500 are issuable to Hanson Industries Inc.), are issuable pursuant to currently exercisable options granted in lieu of compensation and rent for the period October 1, 1998 through May 15, 1999 and 262,858 shares issuable pursuant to currently exercisable options granted in connection with loans .

(2)     Director.

(3) Mr. Fish is vice president. The shares attributed to Mr. Fish include 250,000 shares issuable pursuant to currently exercisable options of common stock.

(4) The shares attributed to Mr. Degerstrom include 1,302,858 shares issuable pursuant to options granted in connection with certain loans and the purchase of shares, options for 500,000 shares of common stock granted under the 1998 Equity Incentive Plan, 193,067 shares and options for 386,134 shares his company received for drilling services, and options for 228,642 shares and 436,827 shares his company received to cancel an indebtness.

(5) All are shares issuable pursuant to presently exercisable options granted under our 1995 Stock Option Plan.

(6) The shares attributable to Mr. Teneff include 20,000 shares owned by General Equipment Company, and 1,302,858 shares issuable pursuant to currently exercisable options granted in connection with loans and the purchase of shares, and options for 500,000 shares issuable pursuant to our 1998 Equity Incentive Plan.

(7)     See  footnotes  3,  4,  5,  and  6  above.

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

See  Note  6  to  financial  statements  at  F/S-14.

                                     PART IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

     Exhibits.  The  following  exhibits  are  filed  as  part  of  this report.
Exhibits  previously  filed  are  incorporated  by  reference,  as  noted.

EXHIBIT NO.  EXHIBIT
-----------  ------------------------------------------------------------------

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

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT NO.  EXHIBIT
-----------  ------------------------------------------------------------------
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

    10.12 Amendment to Asset Purchase Agreement dated April 19, 1996 between the registrant and Tabor Resources Corporation. Filed as Exhibit
             10.12 to the registrant's quarterly report on Form 10-Q for the 3 month period ended March 31, 1996 and incorporated by reference herein.

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

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (CONTINUED)

EXHIBIT NO.  EXHIBIT
-----------  ------------------------------------------------------------------
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

     Financial Statements. An index to the financial statements included in this report appears at page 11. The financial statements and supplementary data appears at page F/S-2 through F/S-17 of this report.

     Reports  on  Form  8-K.     We did not file any current reports on Form 8-K
during  the  fourth  quarter  of  2000.





          [The balance of this page has been left blank intentionally.]

                             HANOVER GOLD COMPANY, INC.
                                     FORM 10KSB
                         For the year ended December 31, 2000

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                                TABLE OF CONTENTS


Report  of  Independent  Certified  Public  Accountants                 F/S-1

Balance  Sheets  as  of  December  31,  2000
And  December  31,  1999                                                F/S-2

Statements of Operations for the Years Ended December 31, 2000
and  1999, and for the period from inception (May 2, 1990)
to December 31, 2000                                                    F/S-3

Statements  of  Changes  in  Stockholders'  Equity for the
period from inception (May 2, 1990) to December 31, 2000         F/S-4-F/S-11

Statements of Cash Flows for the Years Ended December 31, 2000
and 1999, and for the period from inception (May 2, 1990)
to December 31, 2000                                            F/S-12-F/S-14

Notes  to  Financial  Statements                                F/S-15-F/S-23














          [The balance of this page has been left blank intentionally.]




















                                     F/S-1

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS

Board  of  Directors
Hanover  Gold  Company,  Inc.
Spokane,  Washington


We have audited the accompanying balance sheet of Hanover Gold Company, Inc. (A Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and from inception on May 2, 1990 through December 31, 2000, except that we did not audit these financial statements for the period from inception on May 2, 1990 through December 31, 1999; those statements were audited by other auditors whose report dated March 16, 2000, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and from inception on May 2, 1990 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  DeCoria,  Maichel  &  Teague,  P.S.


DeCoria,  Maichel  &  Teague,  P.S.

Spokane, Washington

February 16, 2001












                                      F/S-2

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                 DECEMBER 31,     DECEMBER 31,
                                                    2000              1999
                                               ---------------  ---------------
ASSETS

Current  assets:
  Cash                                         $        4,327   $       12,970
  Prepaid expenses and other current assets            17,762           24,245
                                               ---------------  ---------------
          Total current assets                         22,089           37,215

Fixed assets:
  Furniture and equipment, net of accumulated
       depreciation of $37,464 and $105,038             8,150           47,672

  Mineral  properties,  net                         1,370,000        2,597,147

Other  assets:
  Other  assets                                        27,000           32,000
                                               ---------------  ---------------

Total  assets                                  $    1,427,239   $    2,714,034
                                               ===============  ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:
  Accounts  payable                            $        2,405   $        1,105
  Notes  payable  to  stockholders                    297,000          297,000
  Accrued  payroll  and  payroll  taxes                    64            2,141
  Other  accrued  expenses                             21,877           19,861
  Accrued  reclamation  costs                          27,000
                                               ---------------  ---------------

          Total  current  liabilities                 348,346          320,107

Stockholders'  equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares  authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000
    shares authorized; 12,514,496 and 11,621,276
    shares issued and outstanding                       1,252            1,162
  Additional  paid-in  capital                     26,760,555       26,686,999
  Deficit accumulated during the
    development stage                             (25,679,767)     (24,291,087)
  Treasury stock, at cost (19,668 shares)              (3,147)          (3,147)
                                               ---------------  ---------------

          Total  stockholders'  equity              1,078,893        2,393,927
                                               ---------------  ---------------

Total liabilities and stockholders' equity     $    1,427,239   $    2,714,034
                                               ===============  ===============


    The accompanying notes are an integral part of the financial statements.
                                      F/S-3

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                      FROM THE DATE
                                      OF INCEPTION
                                      (MAY 2, 1990)          FOR THE YEARS ENDED
                                        THROUGH       --------------------------------
                                       DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                           2000             2000            1999
                                     ---------------  ---------------  ---------------
Revenues                             $    1,151,958

Cost of goods mined                       1,987,483
                                     ---------------  ---------------  ---------------

Gross  loss                                (835,525)

Operating expenses:
  Depreciation and amortization             197,538   $       11,913   $       22,866
  Bad debt expense                          779,921
  General and administrative
    expenses                              6,654,743           98,169          306,802
                                     ---------------  ---------------  ---------------
                                          7,632,202          110,082          329,668
                                     ---------------  ---------------  ---------------

Operating  loss                          (8,467,727)        (110,082)        (329,668)

Other  income  (expense):
  Abandonment of mineral interests      (12,017,050)          (5,000)
  Abandonment of equipment                   (1,358)          (1,358)
  Write-off of mineral properties        (3,460,553)      (1,160,553)
  Loss on sale of mineral properties       (162,684)         (54,497)         (108,187)
  Reclamation of mineral properties         (27,000)         (27,000)
  Amortization of guaranty  fee          (1,457,170)
  Interest expense, net                     (66,634)         (37,690)          (30,969)
  Gain (loss) on sale of
    equipment                               (19,591)           7,500            13,924
                                     ---------------  ---------------  ---------------
                                        (17,212,040)      (1,278,598)        (125,232)
                                     ---------------  ---------------  ---------------
Net  loss                            $  (25,679,767)  $   (1,388,680)  $     (454,900)
                                     ===============  ===============  ===============

Net loss per share - basic           $        (5.43)  $        (0.12)  $        (0.04)
                                     ===============  ===============  ===============
Weighted average common
shares outstanding - basic                4,725,433       12,022,278       10,484,963
                                     ===============  ===============  ===============







    The accompanying notes are an integral part of the financial statements.
                                      F/S-4

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000

                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
 May 2, 1990             -     $       -     $      -      $     -     $      -      $       -     $       -
Issuance of
  common stock
  for cash
  ($2.12/share)      188,141            19      402,481          -            -              -         402,500
Issuance of
  common stock
  for cash
  ($0.28/share)       21,562             2        6,016          -            -              -           6,018
Cash contributed
  to  capital            -            -          5,000           -            -              -           5,000
Net loss                 -            -            -             -            -         (141,114)     (141,114)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1990      209,703           21      413,497           -            -         (141,114)      272,404
Issuance of
  common stock
  to directors
  ($0.0004/share)     50,000            5           15           -            -              -             20
Issuance of
  common stock
  for claims and
  engineering
  costs
  $10.00/share)       57,252            6      572,513           -            -              -         572,519
Issuance of
  common stock
  for cash
  ($0.24/share)      739,377           74      166,596           -            -              -         166,670
Issuance of
  common stock
  for cash
  ($1.68/share)       67,146            6      113,744           -            -              -         113,750
Exercise of
  stock purchase
  warrants
  ($2.40/share)       18,600            2       44,638           -            -              -          44,640
Exercise of
  stock purchase
  warrants
  ($5.00/share)       27,875            3      139,371           -            -              -         139,374
Cash contributed
  to capital             -            -         73,850           -            -              -          73,850
Net loss                 -            -            -             -            -         (179,866)     (179,866)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1991    1,169,953           117     1,524,224         -            -        (320,980)     1,203,361








The accompanying notes are an integral part of the financial statements.
                                      F/S-5

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000

                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1991    1,169,953           117     1,524,224         -             -        (320,980)    1,203,361
Issuance of
  common stock
  for cash
  ($8.00/share)      178,125            18     1,424,982         -             -             -       1,425,000
Issuance of
  common stock
  for cash
  ($0.72/share)       54,634             5        39,995         -             -             -          40,000
Exercise of
  stock purchase
  warrants
  ($5.00/share)        10,400            1        51,999         -             -             -          52,000
Net loss                  -            -             -           -             -        (314,878)     (314,878)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1992    1,413,112           141     3,041,200         -             -        (635,858)    2,405,483
Issuance of
  common stock
  for interest
  in mineral
  property
  ($6.00/share)       37,500             4       224,996         -             -             -         225,000
Issuance of
  common stock
  to officer
  ($0.04/share)       31,791             3           747         -            -              -             750
Exercise of
  stock purchase
  warrants
  ($6.40/share)      765,426            77     4,750,141    (649,360)         -              -       4,100,858
Net  loss                -             -             -           -            -         (256,769)     (256,769)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1993    2,247,829   $       225   $ 8,017,084    (649,360)  $      -      $  (892,627)  $ 6,475,322

Exercise of
  stock purchase
  warrants
  ($6.40/share)      332,224            33     2,126,202         -            -              -       2,126,235
Cancellation
  of subscribed
  shares
  ($6.40/share)      (62,500)           (6)    (399,994)     400,000          -              -             -
Cash contributed
  to capital             -            -          98,393          -           -               -          98,393
Net  loss                -            -             -            -           -        (1,362,954)   (1,362,954)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1994    2,517,553           252     9,841,685    (249,360)        -        (2,255,581)    7,336,996






The accompanying notes are an integral part of the financial statements.
                                      F/S-6

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000


                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1994    2,517,553           252     9,841,685    (249,360)          -      (2,255,581)    7,336,996
Issuance of
  common stock
  for cash
  ($1.40/share)      535,714            53       749,947         -             -             -         750,000
Issuance of
  common stock
  for cash
  ($1.40/share)      178,571            18       249,982         -             -             -         250,000
Issuance of
  common stock
  for cash
  ($4.00/share)      300,000            30     1,199,970         -             -             -       1,200,000
Issuance of
  common stock in
  satisfaction
  of vendor
  obligations
  at prices ranging
  from $4.00 to
  $4.24/share         67,420             7       274,089         -             -             -        274,096
Issuance of
  common stock
  to officer
  at minimum cost     49,459             5            15         -            -              -             20
Issuance of
  common stock
  pursuant to
  convertible
  debt at
  $0.83/share        337,074            34        281,414         -           -              -        281,448
Cash received
  for subscribed
  shares                 -             -              -       249,360         -              -        249,360
Repurchase of
  previously
  issued shares
  ($6.40/share)       (5,750)           (1)      (36,799)         -           -              -         (36,800)
Net loss                 -              -            -            -           -       (2,329,190)   (2,329,190)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------

Balance,
  Dec. 31, 1995    3,980,041           398    12,560,303         -            -       (4,584,771)    7,975,930












The accompanying notes are an integral part of the financial statements.
                                      F/S-7

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000

                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1995    3,980,041           398    12,560,303         -             -      (4,584,771)    7,975,930
Issuance of
  common stock
  for mineral
  property rights
  at prices
  ranging from
  $6.24 to
  $16.00/share       195,000            19     1,459,981         -             -             -       1,460,000
Issuance of
  common stock
  for cash
  ($2.00/share)      535,715            54     1,071,375         -             -             -       1,071,429
Issuance of
  common stock
  for cash net
  of issuance
  costs of
  $70,000
  ($5.00/share)      250,000            25     1,179,975         -             -             -       1,180,000
Net  loss                -             -             -           -             -      (1,328,327)   (1,328,327)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1996    4,960,756   $       496   $16,271,634    $     -    $      -      $(5,913,098)  $10,359,032



























The accompanying notes are an integral part of the financial statements.
                                      F/S-8

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000


                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1996    4,960,756   $       496   $16,271,634   $     -     $       -     $(5,913,098)  $10,359,032
Issuance of
  common stock
  for services
  rendered
  ($3.80/share)       10,855             1       41,249         -              -             -          41,250
Grant of option
  to director as
  compensation
  for loan
  guaranty               -             -      1,457,170         -              -             -       1,457,170
Deferred
  guaranty fee,
  subject to
  grant exercise         -             -       (688,585)        -              -             -        (688,585)
Issuance of
  common stock
  for cash
  at prices
  ranging from
  $2.00 to
  $5.00/share        634,750            64     2,798,686        -              -             -       2,798,750
Issuance of
  common stock for
  an acquisition
  of Easton-Pacific 1,750,000          175     4,726,225        -              -             -       4,726,400
Issuance of
  common stock
  for mineral
  property rights         726          -             -          -              -             -             -
Net  loss                 -            -             -          -              -      (1,788,249)   (1,788,249)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1997    7,357,087           736    24,606,379        -              -      (7,701,347)   16,905,768





















The accompanying notes are an integral part of the financial statements.
                                      F/S-9

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000


                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1997    7,357,087           736    24,606,379          -             -     (7,701,347)   16,905,768
Issuance of
  common stock
  for services
  rendered
  $2.28/share)        19,668             1        44,999          -             -            -          45,000
Amortization
  of deferred
  guaranty fee,
  subject to
  grant exercise         -             -         688,585          -             -            -         688,585
Issuance of
  common stock
  for cash at
  prices ranging
  from  $0.50 to
  $2.12/share      1,067,847           105     1,336,464          -             -             -      1,336,569
Cancellation
  of common stock
  issued for
  property rights
  ($8.00/share)     (131,250)          (13)   (1,049,987)         -             -             -     (1,050,000)
Other                    116           -             -            -             -             -            -
Issuance of
  common stock
  and options
  for cash at
  prices ranging
  from $0.25 to
  $0.38/share         866,666           87       274,913          -             -             -        275,000
Issuance of
  common  tock
  and options
  for services
  rendered
  ($0.59/share)       193,067           19       115,544          -             -             -        115,563
Options issued
  for accounts
  payable                 -            -          50,000          -             -             -         50,000
Options issued
  for services            -            -         238,668          -             -             -        238,668
Options exchanged
  for shares of
  common stock        (19,668)         -           3,147          -          (3,147)          -            -
Net  loss                 -            -             -            -             -     (16,134,840) (16,134,840)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1998    9,353,533   $       935   $26,308,712   $      -    $    (3,147)  $(23,836,187) $ 2,470,313







The accompanying notes are an integral part of the financial statements.
                                      F/S-10

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       FROM THE DATE OF INCEPTION (MAY 2, 1990) THROUGH DECEMBER 31, 2000


                                                                                     Deficit
                                                                                     Accum-
                                                                                       ulated
                                                                                     During the    Stock-
                     Common Stock            Additional    Sub-                      Develop-        holders'
                 --------------------------  Paid-in       cription    Treasury       ment         Equity
                   Shares         Amount     Capital       Revievable  Stock         Stage         Total
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1998    9,353,533   $       935   $26,308,712   $      -    $    (3,147)  $(23,836,187) $ 2,470,313
Issuance of
  common stock
  and options
  for cash at
  prices ranging
  from $0.07 to
  $0.25/share      1,435,716           143       194,858          -            -              -        195,001
Issuance of
  common stock
  for debt
  ($0.12/share)      436,827            44        54,560          -            -              -         54,604
Issuance of
  common stock
  for accrued
  interest
  ($0.075/share)     395,200            40        29,600          -            -              -         29,640
Options issued
  for accounts
  payable                -             -          57,160          -            -              -         57,160
Options issued
  for services           -             -          42,109          -            -              -         42,109
Net  loss                -             -             -            -            -         (454,900)    (454,900)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 1999   11,621,276         1,162    26,686,999          -         (3,147)   (24,291,087)   2,393,927
Issuance of
  common stock
  and options
  for cash
  ($0.10/share)      440,000            44        43,956          -           -               -         44,000
Issuance of
  common stock
  pursuant of
  exercise of
  officer's options
  ($0.0001/share)     58,020             6           -            -           -               -              6
Issuance of
  common stock
  for accrued
  interest
  ($0.075/share)      395,200           40        29,600          -           -               -         29,640
Net  loss                 -            -             -            -           -        (1,388,680)  (1,388,680)
                 ------------  ------------  ------------  ----------  ------------  ------------  ------------
Balance,
  Dec. 31, 2000   12,514,496   $     1,252    26,760,555   $      -    $    (3,147)  $(25,679,767)  $1,078,893
                 ============  ============  ============  ==========  ============  ============  ============







The accompanying notes are an integral part of the financial statements.
                                      F/S-11

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                      FROM THE DATE
                                      OF INCEPTION
                                      (MAY 2, 1990)          FOR THE YEARS ENDED
                                        THROUGH       --------------------------------
                                       DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                           2000             2000            1999
                                     ---------------  ---------------  ---------------
Cash flows from operating activities:
  Net loss                           $  (25,679,767)  $   (1,388,680)  $     (454,900)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
    Loss on sale of mineral property        162,684           54,497          108,187
    Equipment transferred for
      consulting  services                   26,251          26,251
     Loss (gain) on sale of
       equipment                             19,590          (7,500)         (13,924)
     Abandonment of mineral interests    12,017,050           5,000
     Abandonment  of  equipment               1,358           1,358
     Write-down of mineral properties     3,460,553       1,160,553
     Depreciation  and  amortization        197,538          11,913            22,866
     Reclamation of mineral properties       27,000          27,000
     Common stock and options issued
       for  services                        685,776          42,109
     Common stock issued for interest        59,280          29,640            29,640
     Common stock issued for accounts
       payable                               57,160          57,160
     Amortization of deferred
       guaranty fee                       1,457,170
     Write-off of note receivable           779,921
  Change in:
     Prepaid expenses                         9,825           6,483           56,785
     Other assets                           (32,000)          5,842
     Accounts payable                        73,787           1,301          (36,288)
     Accrued payroll and payroll taxes       (2,078)         (2,078)
     Other  accrued  expenses               108,584           2,016          (17,178)
                                     ---------------  ---------------  ---------------
Net cash used by operating activities    (6,570,318)         (72,246)        (199,701)
                                     ---------------  ---------------  ---------------
Cash flows from investing activities:
  Proceeds from sale of mineral
    property                                 37,097           12,097           25,000
  Proceeds from sale of equipment            76,326            7,500           40,925
  Advances under notes receivable        (1,089,219)
  Purchases of furniture and
    equipment                              (363,613)
  Additions to mineral properties       (10,383,585)
                                     ---------------  ---------------  ---------------
Net cash provided (used) by
  investing activities                  (11,722,994)          19,597           65,925
                                     ---------------  ---------------  ---------------



The accompanying notes are an integral part of the financial statements.
                                      F/S-12

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                      FROM THE DATE
                                      OF INCEPTION
                                      (MAY 2, 1990)          FOR THE YEARS ENDED
                                        THROUGH       --------------------------------
                                       DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                           2000             2000            1999
                                     ---------------  ---------------  ---------------
Cash flows from financing activities:
  Borrowings under note payable to
    stockholder                              73,405
  Proceeds from sale of common stock
    and  options                          7,718,552           44,006          195,001
  Proceeds from issuance of
    convertible  debt                       215,170
  Proceeds from issuance of
    long-term  debt                          45,000
  Repayment of long-term debt              (172,343)
  Proceeds from (to) related  party          31,199          (76,887)
  Collection of stock subscription
    receivable                              249,360
  Repurchase of common stock                (39,947)
  Capital  contributions                    177,243
                                     ---------------  ---------------  ---------------
Net cash provided by financing
  activities                              8,297,639           44,006          118,114
                                     ---------------  ---------------  ---------------
Net  change  in  cash                         4,327           (8,643)         (15,662)
Cash, beginning of period                         0           12,970           28,632
                                     ---------------  ---------------  ---------------
Cash,  end  of  period               $        4,327   $        4,327   $       12,970
                                     ===============  ===============  ===============

 Supplemental disclosure of
   cash flow information:
    Cash paid during the period
      for interest                   $      104,184    $           0   $        3,001
                                     ===============  ===============  ===============

















    The accompanying notes are an integral part of the financial statements.
                                      F/S-13

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS, CONTINUED:


                                      FROM THE DATE
                                      OF INCEPTION
                                      (MAY 2, 1990)          FOR THE YEARS ENDED
                                        THROUGH       --------------------------------
                                       DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                           2000             2000            1999
                                     ---------------  ---------------  ---------------

Supplemental schedule of non-cash
  investing and financing activities:
    Mineral property rights acquired
      in exchange for:
        Issuance of common  stock     $  2,257,518
        Issuance of long-term debt         263,946
        Notes receivable                   309,298
        Fixed assets                        66,177

Common stock issued for:
  Satisfaction  of long-term debt           104,630           54,603
  Payment  of  note  payable
    and accrued interest                    197,096           29,640           29,640
  Acquisition of Easton-Pacific           5,268,212
  Payment of payables and accrued
    expenses                                 57,160          57,160
  Payment for services                       25,000          25,000

Cancellation of common stock issued
     for mineral property rights         (1,050,000)

Long-term debt issued for
  acquisition of equipment                   17,548

Mineral property transferred in
  satisfaction of long-term  debt           143,632

Equipment ransferred for consulting
     services                                26,251          26,251
















    The accompanying notes are an integral part of the financial statements.
                                      F/S-14

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  1  -  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Hanover Gold Company, Inc. (the "Company") is a development stage enterprise principally engaged in acquiring and maintaining gold mining properties in southwestern Montana for exploration and future development. The Company, which is the successor-company to an entity incorporated in the state of Delaware in 1984, commenced its operations in May 1990.

BUSINESS  COMBINATIONS

In September 1996, the Company acquired all of the issued and outstanding shares of common stock of Group S Limited ("Group S") and Hanover Resources, Inc.
("Resources") in exchange for 739,377 and 734,493 shares of the Company's common stock. In connection with the acquisitions, 906,250 shares of the Company's common stock held by Resources were canceled. On September 30, 1997, the Company acquired all of the outstanding shares of Easton-Pacific and Riverside Mining
Company ("Easton"), an inactive mining company holding mineral claims contiguous to those of the Company, in exchange for 1,750,000 shares of the Company's common stock. The purchase price of $4,878,000 (which included transaction costs of approximately $60,000) was allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition.

GOING  CONCERN

The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception, and has negative working capital. Additionally, in response to continued depressed gold prices and the impact of recent legislation in Montana, the Company has abandoned a significant portion of its mining interests in Montana. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management  of  the  Company  has  undertaken  certain  actions to address these conditions.  These  actions  have  included  negotiations with the owners of the leased properties, which the Company abandoned to enter into new agreements with terms  more favorable to the Company, investigating mining opportunities outside the United States and reducing administrative expenses. To the extent additional funds  are  required,  the  Company  will  attempt  to raise these funds through extensions  on  shareholder debt and through sales of shares of its common stock and  options.  There can be no assurances that the Company will be successful in
executing   these  actions.   The  financial   statements  do  not  contain  any
adjustments, which might be necessary, if the Company is unable to continue as a going  concern.

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

DEVELOPMENT  STAGE  ENTERPRISE

The Company's financial statements are prepared using the accrual method of accounting and according to the provisions of Statement of Financial Accounting
Standards No. 7, "Accounting for Development Stage Enterprises," because it devotes substantially all of its efforts to developing and establishing a profitable mining operation. Until such an operation is developed, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage.

                                      F/S-15

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

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

FURNITURE  AND  EQUIPMENT

Furniture and equipment are carried at original acquisition cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation expense was $11,913 and $22,866, for 2000 and 1999, respectively. During 2000, the Company abandoned certain equipment and buildings that had become obsolete or were not locatable. In connection with the abandonment, the Company recognized a charge to operations of $1,358, representing the net book value of the abandoned assets.

MINERAL  PROPERTIES

Costs of acquiring, exploring, and developing mineral properties are capitalized by the project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value and any subsequent losses are charged to operations at the time of impairment. Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.
Capitalized costs are allocated to properties sold based on the proportion of claims sold, to the claims remaining within the project area.

NET  LOSS  PER  SHARE

Statement  of  Financial  Accounting  Standards,  No. 128, "Earnings Per Share,"
("EPS") requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted
EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As the Company's stock options and warrants are antidilutive for all periods presented, only basic EPS is presented. At December 31, 2000 and 1999, outstanding options and warrants to purchase 7,561,149 and 7,979,363 shares, respectively, of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.






                                      F/S-16

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

INCOME  TAXES

The Company accounts for income taxes according to the provisions of Statement of Financial Accounting Standards, No. 109, "Accounting for Income Taxes." The
Company has reported net operating losses for income tax purposes since its inception and no deferred tax benefit has been reported in the financial statements as the Company believes there may be a significant chance the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual  results  could  differ  from  those  estimates.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The carrying amounts reported on the balance sheets as of December 31, 2000 and 1999, for cash equivalents, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable to stockholders approximates its carrying value.

STOCK - BASED  COMPENSATION

Statement  of  Financial  Accounting  Standards  No.  123,  ("SFAS  No.  123"),
"Accounting  for  Stock-Based  Compensation,"  encourages, but does not require, companies  to  record  compensation  cost  for stock-based employee compensation plans  at  fair  value.  The  Company  has  chosen  to  continue  to account for
stock-based  compensation  using  the   intrinsic  value  method  prescribed  in
Accounting  Principles  Board  Opinion  No.  25, "Accounting for Stock Issued to
Employees," and related interpretations and to furnish the pro forma disclosures required  under  SFAS  No. 123, if material.  Accordingly, compensation cost for stock  options  is measured as the excess, if any, of the quoted market price of the  Company's  stock  at the date of the grant over the amount an employee must pay  to  acquire  the  stock.

IMPAIRED  ASSET  POLICY

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

RECLAMATION  COSTS

Site  reclamation  and  restoration costs are estimated based upon environmental
regulatory   requirements.    The  Company   accrues   costs   associated   with
environmental  remediation  obligations  when it is  probable such costs will be incurred  and  they are reasonably estimable.  At December 31, 2000, the Company had accrued $27,000 in reclamation costs that it expects to incur in reclamation activities  at  its  mineral  properties.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  2  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

NEW  ACCOUNTING  PRONOUNCEMENTS

In  June  1998,  the  Financial  Accounting  Standards Board issued Statement of
Financial  Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative
Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting
Standards No. 138, an amendment to SFAS 133. The Statement delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company believes that SFAS 133, effective January 1, 2001, will not materially impact its financial position or results of operations.

NOTE  3  -  MINERAL  PROPERTIES

MONTANA

Mineral properties represent amounts paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering and other related technical services toward the evaluation and development of the Alder
Gulch  group  of  claims  in  Montana's  Virginia  City  Mining  District.

During the fourth quarter of 1998, primarily in response to the passage of new legislation in Montana, the Company abandoned its rights to a substantial portion of its mineral claims. In connection with the abandonment, the Company wrote-off $11,855,672 of capitalized mining costs pertaining to these claims. In connection with the abandonment of these mineral properties, the Company performed an evaluation of the net realizable value of the remaining mineral properties held by the Company. As a result of this evaluation, the Company wrote-off $2,300,000 to approximate the remaining estimated carrying value of this property. Additionally, during the fourth quarter of 1998 the Company settled litigation involving a 1996 conveyance of mineral interest. In exchange for the release of its rights to the mineral interest, the Company received and retired 131,250 shares of its common stock originally issued to acquire the rights. Finally, during the fourth quarter of 1998, the Company deeded back to the seller two properties in satisfaction of unpaid notes payable balances of $143,632.

During the fourth quarter of 2000, the Company reassessed the carrying value of its mineral properties after the abandonment of certain unpatented mining claims and mining leases. In connection with its assessment, the Company wrote-off an additional $1,160,553, adjusting the carrying value of its mining properties to $1,370,000. The impetus for the adjustment was based upon the Company's estimate of the value of undiscounted cash flows it believes the properties would be able to generate in future mining production or outright sales to third parties.

CHILE

In October 1999, the Company executed an agreement to purchase the La Tranca silver/gold prospect located in the northern Maricunga belt of Chile. In connection with the agreement the Company made a purchase deposit of $5,000.
During 2000, management determined that the Chile prospect was not economical to pursue, and forfeited its deposit to purchase the property.


                                      F/S-18

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  4  -  INCOME  TAXES

At December 31, 2000 and 1999, the Company had net deferred tax assets of approximately $7,200,000 and $6,700,000, respectively. The deferred tax assets principally arise from net operating loss carryforwards for income tax purposes.
As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2000 and 1999 has been established.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $19,800,000, which expire in the years 2005 through 2020. The utilization of a portion of these carryforwards is subject to limitations imposed by the Internal Revenue Code.

NOTE  5  -  NOTES  PAYABLE  TO  STOCKHOLDERS

At December 31, 2000 and 1999 the Company had the following notes payable to stockholders:


                                                    2000             1999
                                                ------------     -------------
Notes payable to former
  officer of Easton-Pacific (See Note 1)(1)     $    247,000     $     247,000
Notes  payable  to  directors(2)                      30,000            30,000
Notes  payable  to  a  company  controlled
  by  a  former  director  and officer(3)             20,000            20,000
                                                ------------     -------------
       Total  notes payable to stockholders     $    297,000     $     297,000
                                                ============     =============

(1) Notes accrue interest at 12% per annum, are payable on demand and are unsecured

(2) Notes accrue interest equal to Bank of America's prime rate (which was approximately 9.5% at December 31, 2000) plus two percent, and are unsecured

(3) Notes are payable on demand, $15,000 of which accrue interest at Bank of America's prime rate (which was approximately 9.5% at December 31, 2000), $5,000 of which is non-interest bearing















                                      F/S-19

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  6  -  RELATED  PARTY  TRANSACTIONS

In addition to the transactions described in notes 5 and 7, the Company had transactions with related parties as described below.

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

             Per  Share           Total
Shares       Purchase  Price     Consideration
-----------   ---------------     -------------
   714,475        $   1.40        $  1,000,000
   535,525        $   2.00        $  1,071,050
   250,000        $   4.00        $  1,000,000
----------   ----------------     ------------
 1,500,000                        $  3,071,050
==========                       ============

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

During 1999, the Company sold three of its patented mining claims to an officer and director for $25,000. The claims had a net book value of $133,187 at the time of sale. The Company recorded a loss on the sale of $108,187.

During 2000, the Company's Board of Directors resolved to transfer certain equipment to a consultant of the Company as compensation for consulting services provided to the Company during the preceding year. The Company recorded compensation expense of $26,251 relating to the transfer, which equaled the net book value of the equipment transferred. Also during 2000, the Company sold certain fully depreciated equipment to a company controlled by a director for $6,000. In connection with the sale, the Company recorded a gain of $6,000.

During 2000, the Company transferred certain fully depreciated equipment to a shareholder in exchange for the release of an unasserted claim against the Company relating to a previous mineral lease agreement between the Company and the shareholder. The net effect of the transfer was not material to the financial statements.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  7  -  STOCKHOLDERS'  EQUITY

REVERSE  STOCK  SPLIT

In May 1998, the Board of Directors authorized a 1 for 4 reverse stock split, which was granted to all stockholders as of the date of record one share of common stock to replace every four shares of stock currently outstanding. All references in the financial statements referring to the number of shares, share prices, per share amounts, options, and warrants have been adjusted retroactively for the effect of this reverse stock split.

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

In March 1997, the Company issued a three-year option to purchase 578,242 shares of the Company's common stock at $5.00 per share to a shareholder in exchange for a shareholder's guarantee of the Company's mineral property obligations for an eighteen-month period ending in September 1998. The fair value of these options, as determined using the Black Scholes option pricing model, was $1,450,000 and was amortized to expense over the guaranty period. During 1997, 225,000 shares of common stock were issued pursuant to the option.

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

During 1998, the Company issued 1,600,000 stock warrants in conjunction with the sale of the Company's common stock. These warrants are exercisable at $0.50 per share and expire in December 2003. In addition, 386,134 stock warrants were issued as payment for drilling services to a company owned by a director of the Company. These warrants are exercisable at $0.50 per share and expire in December 2003.

During 1998, the Company issued 212,735 shares of its common stock for services valued at $160,563. The Company also sold 1,934,513 shares of common stock with options at prices ranging from $0.50 to $2.12 per share. In addition, the Company issued stock options for accounts payable valued at $50,000 and services valued at $238,668.

                                      F/S-21

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  7  -  STOCKHOLDERS'  EQUITY (Continued)

COMMON  STOCK (Continued)

During 1999, the Company issued 436,827 shares of its common stock to a director of the Company as payment of a $54,604 debt and also issued 395,200 shares of common stock to an existing shareholder and note holder for payment of accrued interest in the amount of $29,640. The Company also sold 1,435,716 shares of common stock at prices ranging from $0.20 to $0.25 per share with stock options exercisable at prices ranging from $0.20 to $0.25 per share to existing shareholders and directors of the Company. In addition, the Company issued stock options for accounts payable valued at $57,160 and services valued at $25,000.

During 2000, the Company sold 400,000 shares of its common stock and 800,000 stock options exercisable at $0.20 per share and expiring in 2005 to existing shareholders and directors for $40,000. The Company also sold 40,000 shares of its common stock to certain directors for $4,000 or $0.10 per share. In
September of 2000, the Company issued 395,200 shares of common stock for payment of accrued interest in the amount of $29,640 to a shareholder and note holder.
In January of 2000, an officer exercised stock purchase warrants previously granted him for services provided to the Company (see above), and received
58,020  shares  of  common  stock  in  connection  with  the  exercise.

STOCK  OPTION  PLAN

The Company has a stock plan ("the 1995 Plan") under which eligible employees and directors of the Company may be granted stock options, stock appreciation rights or restricted stock. Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000. Grants of options, stock appreciation rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant. Options granted under the 1995 plan vest immediately. As options mature, they revert to the 1998 Plan.

During  May  1999, the Company adopted its 1998 Equity Incentive Plan ("the 1998
Plan") to aid the Company in maintaining and developing a management team and attracting qualified officers and employees. A total of 2,041,800 shares of common stock may be subject to, or issued pursuant to, terms of the plan.

Stock  option  activity  under the 1995 and 1998 Plans is summarized as follows:

                                                          Weighted Average
                                        Options           Exercise Prices
                                       ----------         ----------------
Outstanding  at  December 31, 1998      1,000,000         $       1.49
                                       ----------         ----------------
Granted                                 1,150,000         $       0.13
Expired                                   (41,800)        $       0.71

Outstanding at December 31, 1999        2,108,000         $       0.99
                                       ----------         ----------------
Granted                                       -                   -
Expired                                  (811,950)        $       2.23

Outstanding at December 31, 2000        1,296,250         $       0.21
                                       ==========         ================

                                      F/S-22

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE  7  -  STOCKHOLDERS'  EQUITY (Continued)

STOCK  OPTION  PLAN (Continued)

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option pricing model with the following weighted-average assumptions used: dividend yield of zero percent;
expected volatility o f 35 percent; risk-free interest rate of 6 percent; and expected lives of nine years. No options were granted pursuant to the 1998 Plan during 2000, the weighted average fair value at the date of grant for options granted to employees in 1999 was $0.04.

The following table summarizes information about all stock options and warrants outstanding at December 31, 2000:

          Weighted       Number              Options  and  Warrants  Out-
          Average        Outstanding         standing  and  Exercisable
          Exercise       and Exercisable     Weighted  Average  Remaining
          Prices         at 12/31/00         Contractual  Life  (years)
          -----------    ---------------     --------------------------
          $  0.1250        1,150,000                    8.4
          $  0.2000        2,014,290                    4.0
          $  0.2500        1,909,475                    3.3
          $  0.3750          102,500                    7.8
          $  0.5000        2,331,967                    3.2
          $  1.5000           12,500                    6.9
          $  2.0000           25,000                    2.3
          $  2.2500           10,417                    7.2
          -----------    ---------------     --------------------------
       $0.125-$2.25        7,556,149                    5.4  yrs.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share for the years ended December 31, 2000 and 1999, would have been adjusted to the pro forma amounts indicated as follows:

                              Year  Ended  December  31,
                       -------------------------------------
                               2000                1999
                       -----------------     ---------------
Net  loss
   As  reported        $     (1,388,680)     $     (454,906)
   Pro  forma          $     (1,395,776)     $     (473,026)

Net loss  per  share
   As  reported        $          (0.12)     $        (0.04)
   Pro  forma          $          (0.12)     $        (0.05)







                                      F/S-23



                                   SIGNATURES

Pursuant  to the requirements of Section 13 or 15 (d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER  GOLD  COMPANY,  INC.
(Registrant)
                         By:     /s/  Hobart  Teneff
                                 -------------------
                                 Hobart  Teneff,  its  President
                                 and  Chief  Executive  Officer
                                 Date:  March  12,  2001

                         By:     /s/  James  A.  Fish
                                 --------------------
                                 James  A.  Fish,  its  Vice-President
                                 Date:  March  12,  2001

                         By:     /s/  Wayne  L.  Schoonmaker
                                 ---------------------------
                                 Wayne  L.  Schoonmaker,  its
                                 Principal  Accounting  Officer
                                 Date:  March  12,  2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     By:  /s/  Neal  A.  Degerstrom       By:     /s/ Wayne L. Schoonmaker
          -------------------------               ------------------------
          Neal  A.  Degerstrom                   Wayne  L.  Schoonmaker
          Director                               Secretary  and  Treasurer
          Date:  March  12,  2001                Date:  March  12,  2001

     By:  /s/  Tim  Babcock               By:     /s/  Hobart  Teneff
          -----------------                        -------------------
          Tim  Babcock                            Hobart  Teneff
          Director                                Director
          Date:  March  12,  2001                 Date:  March  12,  2001

     By:  /s/  James  A.  Fish            By:     /s/  Robert  E.  Kovacevich
          --------------------                    ---------------------------
          James  A.  Fish                         Robert  E.  Kovacevich
          Director                                Director
          Date:  March  12,  2001                 Date:  March  12,  2001









