Form 10KSB/A
period 2000-12-31
HANOVER GOLD COMPANY INC
filed 2001-04-30
CIK 778165

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

Total  assets                                  $    1,427,239   $    2,714,034
                                               ===============  ===============

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

Current  liabilities:
  Accounts  payable                            $        2,405   $        1,105
  Notes  payable  to  stockholders                    297,000          297,000
  Accrued  payroll  and  payroll  taxes                    64            2,141
  Other  accrued  expenses                             21,877           19,861
  Accrued  reclamation  costs                          27,000
                                               ---------------  ---------------

          Total  current  liabilities                 348,346          320,107

Stockholders'  equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares  authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000
    shares authorized; 12,514,496 and 11,621,276
    shares issued and outstanding                       1,252            1,162
  Additional  paid-in  capital                     26,760,555       26,686,999
  Deficit accumulated during the
    development stage                             (25,679,767)     (24,291,087)
  Treasury stock, at cost (19,668 shares)              (3,147)          (3,147)
                                               ---------------  ---------------

          Total  stockholders'  equity              1,078,893        2,393,927
                                               ---------------  ---------------

Total liabilities and stockholders' equity     $    1,427,239   $    2,714,034
                                               ===============  ===============
[/TABLE]

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



The accompanying notes are an integral part of the financial statements.
                                      F/S-12

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                      FROM THE DATE
                                      OF INCEPTION
                                      (MAY 2, 1990)          FOR THE YEARS ENDED
                                        THROUGH       --------------------------------
                                       DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                           2000             2000            1999
                                     ---------------  ---------------  ---------------
Cash flows from financing activities:
  Borrowings under note payable to
    stockholder                              73,405
  Proceeds from sale of common stock
    and  options                         17,718,552           44,006          195,001
  Proceeds from issuance of
    convertible  debt                       215,170
  Proceeds from issuance of
    long-term  debt                          45,000
  Repayment of long-term debt              (172,343)
  Proceeds from (to) related  party          31,199          (76,887)
  Collection of stock subscription
    receivable                              249,360
  Repurchase of common stock                (39,947)
  Capital  contributions                    177,243
                                     ---------------  ---------------  ---------------
Net cash provided by financing
  activities                             18,297,639           44,006          118,114
                                     ---------------  ---------------  ---------------
Net  change  in  cash                         4,327           (8,643)         (15,662)
Cash, beginning of period                         0           12,970           28,632
                                     ---------------  ---------------  ---------------
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