Form 10QSB
period 2000-03-31
HANOVER GOLD COMPANY INC
filed 2001-05-09
CIK 778165

UNITED STATES
                     SECURTIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                                ___________

                                FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

Yes [X]  No [  ]


At May 10, 2001, 12,629,496 of the registrant's common stock (par value $0.0001) were outstanding.

                          HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                           FOR THE QUARTERLY PERIOD
                             ENDED MARCH 31, 2001



                               TABLE OF CONTENTS



                                                              Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements....................................1

Item 2: Management's Discussion and Analysis of
Financial Condition and Results of Operations...................6


PART II - OTHER INFORMATION

Item 1: Legal Proceedings.......................................7

Item 2: Changes in Securities...................................7

Item 3: Defaults among Senior Securities........................7

Item 4: Submission of Matters to a Vote of Security Holders.....7

Item 5: Other Information.......................................7

Item 6: Exhibits and Reports on Form 8-K........................7


SIGNATURES

          The balance of this page has been intentionally left blank.

                         PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                          HANOVER GOLD COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEETS



                                    (Unaudited)
                                     March 31,              December 31,
                                        2001                   2000
ASSETS

Current assets:
   Cash                              $  5,959               $  4,327
   Prepaid expenses and
   other current assets                11,632                 17,762
                                       ------                 ------
    Total current assets               17,591                 22,089
                                       ------                 ------
Fixed assets:
   Furniture and equipment,
   net of accumulated depreciation
   of $39,415 and $37,464               6,199                  8,150
   Mineral properties, net          1,370,000              1,370,000

Other assets:
   Other assets                        27,000                 27,000
                                    ---------              ---------
Total assets                      $ 1,420,790            $ 1,427,239
                                    =========              =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                  $  7,823               $  2,405
   Notes payable to stockholders      297,000                297,000
   Accrued payroll and payroll taxes                              64
   Other accrued expenses              30,389                 21,877
   Accrued reclamation costs           27,000                 27,000
                                      -------                -------
    Total current liabilities         362,212                348,346

Stockholders' equity:
   Preferred stock, $0.001
    par value; 2,000,000
    shares authorized;
    no shares outstanding
   Common stock, $0.0001
    par value; 48,000,000 shares
    authorized; 12,629,496 and
    12,514,496 shares issued
    and outstanding                     1,265                  1,252
   Additional paid-in capital      26,772,041             26,760,555
   Deficit accumulated during
    the development stage         (25,711,581)           (25,679,767)
   Treasury stock,
    at cost (19,668 shares)            (3,147)                (3,147)
                                   ----------             ----------
    Total stockholders' equity      1,058,578              1,078,893
                                   ----------             ----------
Total liabilities and stockholders'
    equity                        $ 1,420,790            $ 1,427,239
                                   ==========             ==========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.





                           HANOVER GOLD COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                    FROM THE DATE OF INCEPTION
                                        (MAY 2, 1990)            FOR THE THREE MONTHS ENDED
                                       Through March 31,            March 31,     March 31,
                                             2001                     2001          2000

Revenues                                $ 1,151,958

Cost of goods mined                       1,987,483
                                          ---------
Gross loss                                 (835,525)

Operating expenses:
   Depreciation and amortization            199,489              $   1,951       $  4,209
   Bad debt expense                         779,921
   General and administrative expenses    6,676,501                 21,758         31,374
                                          ---------                 ------         ------
                                          7,655,911                 23,709         35,583
                                          ---------                 ------         ------
Operating loss                           (8,491,436)               (23,709)       (35,583)

Other income (expense):
   Abandonment of:
    Mineral Interests                   (12,017,050)
    Equipment                                (1,358)
   Write-off of mineral properties       (3,460,553)
   Loss on sale of mineral properties      (162,684)
   Reclamation of mineral properties        (27,000)
   Amortization of guaranty fee          (1,457,170)
   Interest expense, net                    (74,739)                (8,105)        (7,215)
   Gain (loss) on sale
    of equipment                            (19,591)
                                          ---------                  ------        ------
                                        (17,220,145)                (8,105)        (7,215)
                                          ---------                  ------        ------
Net loss                              $ (25,711,581)             $ (31,814)     $ (42,798)
                                          =========                  ======        ======
Net loss per share-basic              $       (5.24)             $     NIL      $     NIL
Weighted average common                   =========                  ======        ======
  shares outstanding-basic                4,903,416              12,592,274     11,788,129
                                          =========              ==========     ==========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



                   				   HANOVER GOLD COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            From the Date of Inception
                                                 (May 2, 1990)          FOR THE THREE MONTHS ENDED
                                                Through March 31,          March 31,    March 31,
                                                      2001                   2001         2000

Cash flows from operating activities:
   Net loss                                      $ (25,711,581)          $ (31,814)   $ (42,798)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Loss on sale of mineral property                    162,684
   Equipment transferred for consulting services        26,251
   Loss (gain) on sale of equipment                     19,590
   Abandonment of mineral interests                 12,017,050
   Abandonment of equipment                              1,358
   Write-down of mineral properties                  3,460,553
   Depreciation and amortization                       199,489               1,951       4,209
   Reclamation of mineral properties                    27,000
   Common stock and options issued for services        685,776
   Common stock issued for interest                     59,280
   Common stock issued for accounts payable             57,160
   Amortization of deferred guaranty fee             1,457,170
   Write-off of note receivable                        779,921
Change in:
   Prepaid expenses                                     15,955               6,130       9,552
   Other assets                                        (32,000)
   Accounts payable                                     79,204               5,417       9,710
   Accrued payroll and payroll taxes                    (2,142)                (64)
   Other accrued expenses                              117,096               8,512       2,788
                                                     ---------               -----       -----
Net cash used by operating activities               (6,580,186)             (9,868)    (16,539)
                                                     ---------               -----       -----
Cash flows from investing activities:
   Proceeds from sale of mineral property               37,097
   Proceeds from sale of equipment                      76,326
   Advances under notes receivable                  (1,089,219)
   Purchases of furniture and equipment               (363,613)
   Additions to mineral properties                 (10,383,585)
                                                    ----------              ------      ------
Net cash used by investing activities              (11,722,994)
                                                    ----------              ------      ------
Cash flows from financing activities:
   Borrowings under note payable to stockholder         73,405
   Proceeds from sale of common stock and options   17,730,052              11,500      20,006
   Proceeds from issuance of convertible debt          215,170
   Proceeds from issuance of long-term debt             45,000
   Repayment of long-term debt                        (172,343)
   Proceeds from related party                          31,199
   Collection of stock subscription receivable         249,360
   Repurchase of common stock                          (39,947)
   Capital contributions                               177,243
                                                    ----------              ------      ------
Net cash provided by financing activities           18,309,139              11,500      20,006
                                                    ----------              ------      ------
Net change in cash                                       5,959               1,632       3,467
Cash, beginning of period                                    0               4,327      12,970
                                                    ----------              ------      ------
Cash, end of period                                 $    5,959            $  5,959   $  16,437
                                                    ----------              ------      ------
   Supplemental disclosure of
   cash flow information:
   Cash paid during the period for interest          $ 104,184            $      0    $      0
                                                    ==========              ======      ======

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.





                          HANOVER GOLD COMPANY, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS, Continued:
                                  (UNAUDITED)


                                               FROM THE DATE OF INCEPTION
                                                Through  (MAY 2, 1990)              FOR THE THREE MONTHS ENDED

                                                       March 31,                    March 31,         March 31,
                                                        2001                           2001              2000


Supplemental schedule of non-cash investing and
   financing activities:
Mineral property rights acquired in exchange for:
   Issuance of common stock                           $ 2,257,518
   Issuance of long-term debt                             263,946
   Notes receivable                                       309,298
   Fixed assets                                            66,177

Common stock issued for:
   Satisfaction of long-term debt                         104,630
   Payment of note payable
        and accrued interest                              197,096
   Acquisition of Easton-Pacific                        5,268,212
   Payment of payables and accrued expenses                57,160
   Payment for services                                    25,000

Cancellation of common stock issued
   for mineral property rights                         (1,050,000)

Long-term debt issued for acquisition
   of equipment                                            17,548

Mineral property transferred in satisfaction of
   long-term debt                                         143,632

Equipment transferred for consulting
   services                                             $  26,251





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.


                         HANOVER GOLD COMPANY, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)


1. BASIS OF PRESENTATION:

The  unaudited  financial  statements  have  been  prepared by the Company in
accordance  with  generally  accepted  accounting  principles   for   interim
financial  information,  as  well  as  the  instructions  to  Form 10-QSB.
Accordingly, they do not include  all  of  theinformation   and   footnotes
required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals)considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2. NATURE OF BUSINESS:

The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining, as well as related activities in the precious metals and mining industries. The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 2001, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
     CONTINUED:

RESULTS OF OPERATIONS

During the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000

For the three months ended March 31, 2001, the Company experienced a net loss of $31,814 compared to a net loss of $42,798, during the comparable period in the previous year. The decrease in net loss from 2000 to 2001 was due to management's reduction of general and administrative expenses and its continuing commitment to curtail its mining property development and exploration activities until more favorable conditions exist.

During the three-month periods ended March 31, 2001 and 2000, the Company generated no revenue. Depreciation and amortization decreased from $4,209 during the three-month period ended March 31, 2000 to $1,951 during the three-month period ended March 31, 2001. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $21,758 for the three-month period ended March 31, 2001, compared to $31,374 for the three-month period ended March 31, 2000. The decrease in general and administrative expenses for the three-month period ended March 31, 2001 is primarily attributable to reduced salaries, rent, and accounting expenses as compared to the first three-month period of 2000.

Net interest expense during the three-month period ended March 31, 2001, was $8,105 and was comparable to $7,215 of net interest expense during the three-month period ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception on May 2, 1990. At March 31, 2001, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the three-month period ended March 31, 2001, the Company used $9,868 of cash in its operating activities. During the three months ended March 31, 2001 sales of common stock to existing stockholders provided $11,500 of cash.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2000 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company expects to meet its 2001 obligations using funds from the sale of shares of common stock and assets, due to the currently depressed price of the Company's stock there can be no assurance that it will be able to finance its obligations in subsequent periods.





        [The balance of this page has been intentionally left blank.]

                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 115,000 shares of its common stock for $0.10 per share during the first quarter of 2001 pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K. Item 5. Other Events, dated March 23, 2001.





          [The balance of this page has been intentionally left blank.]

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HANOVER GOLD COMPANY, INC.

                                           By: /S/ HOBART TENEFF

                                        Hobart Teneff, its
                                        President
                                        Date: May 10, 2001


                                   By:  /S/ WAYNE SCHOONMAKER

                                        Wayne Schoonmaker, its
                                        Principal Accounting Officer
                                        Date: May 10, 2001