Form 10QSB
period 2001-06-30
HANOVER GOLD COMPANY INC
filed 2001-08-07
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______

                         Commission file number: 0-23022

                           HANOVER GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              11-2740461
                --------                              ----------
        (State or other jurisdiction              (IRS employer
                   of  incorporation)              identification no.)


           424 S. SULLIVAN RD., SUITE #300, VERADALE, WASHINGTON 99037
           -----------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (509) 891-8817





     COMMON  STOCK                                    THE  OTC-BULLETIN  BOARD
  Title  of each class                              Name and exchange on which
                                                              registered


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  [X]  No  [  ]

At July 19, 2001, 12,629,496 shares of the registrant's common stock (par value
                           $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001



                                TABLE OF CONTENTS


                                                                          Page

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements                                             3

Item  2:  Management's Discussion and Analysis of Financial Condition
           and Results  of  Operations                                      8


PART  II  -  OTHER  INFORMATION

Item  1:  Legal  Proceedings                                                11

Item  2:  Changes  in  Securities                                           11

Item  3:  Defaults  among  Senior  Securities                               11

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders       11

Item  5:  Other  Information                                                11

Item  6:  Exhibits  and  Reports  on  Form  8-K                             11


SIGNATURES                                                                  12












          [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                      (UNAUDITED)
                                                       JUNE  30,   DECEMBER 31,
                                                          2001         2000
                                                     ------------  ------------
                                     ASSETS
Current  assets:
     Cash                                            $     3,188   $     4,327
     Prepaid  expenses  and  other current assets          5,002        17,762
                                                     ------------  ------------
          Total  current  assets                           8,190        22,089

Fixed  assets:
     Furniture and equipment, net of accumulated
          depreciation of $41,366 and $37,464              4,248         8,150
     Mineral  properties                               1,339,211     1,370,000

Other  assets:
     Other  assets                                        27,000        27,000
                                                     ------------  ------------
Total  assets                                        $ 1,378,649   $ 1,427,239
                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities:
     Accounts  payable                               $       790   $     2,405
     Notes  payable  to  stockholders                    299,000       297,000
     Accrued  payroll  and  payroll  taxes                                  64
     Other  accrued  expenses                             38,781        21,877
     Accrued  reclamation  costs                          27,000        27,000
                                                     ------------  ------------
          Total  current  liabilities                    365,571       348,346

Stockholders'  equity:
     Preferred stock, $0.001 par value; 2,000,000
       shares authorized; no shares outstanding
     Common stock, $0.0001 par value; 48,000,000
       shares authorized; 12,629,496 and 12,514,496
       shares issued  and  outstanding                     1,265         1,252
     Additional  paid-in  capital                     26,772,041    26,760,555
     Deficit accumulated during the development
       stage                                         (25,757,081)  (25,679,767)
     Treasury stock, at cost (19,668 shares)              (3,147)       (3,147)
                                                     ------------  ------------
          Total  stockholders'  equity                 1,013,078     1,078,893
                                                     ------------  ------------
Total liabilities and stockholders' equity          $  1,378,649   $ 1,427,239
                                                    =============  ============




    The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                          DATE OF
                          INCEPTION
                         (MAY 2, 1990)   THREE MONTHS   SIX MONTHS     THREE MONTHS   SIX  MONTHS
                          THROUGH        ENDED          ENDED          ENDED          ENDED
                          JUNE 30, 2001  JUNE 30, 2001  JUNE 30, 2001  JUNE 30, 2000  JUNE 30, 2000
                          -------------  -------------  -------------  -------------  -------------
REVENUES                  $  1,151,958

COST  OF  GOODS  MINED       1,987,483
                          -------------  -------------  -------------  -------------  -------------
GROSS  LOSS                   (835,525)

OPERATING  EXPENSES:
Depreciation and
  amortization                 201,440   $      1,951   $      3,902   $      3,182   $      7,391
Bad  debt  expense             779,921
General and
 administrative expenses     6,686,461          9,760         31,518         45,494         76,868
                          -------------  -------------  -------------  -------------  -------------
                             7,667,822         11,711         35,420         48,676         84,259
                          -------------  -------------  -------------  -------------  -------------

OPERATING  LOSS             (8,503,347)       (11,711)       (35,420)       (48,676)       (84,259)

OTHER  INCOME  (EXPENSE):
Abandonment  of:
     Mineral  interests    (12,017,050)                                      (5,000)        (5,000)
     Equipment                  (1,358)
Write-off of mineral
  properties                (3,460,553)
Loss on sale of mineral
  property                    (188,273)        (25,789)      (25,789)       (54,497)       (54,497)
Reclamation                    (27,000)
Amortization of guaranty
  fee                       (1,457,170)
Interest  expense,  net        (82,739)         (8,000)      (16,105)        (7,043)       (14,258)
Gain  (loss)  on  sale
     of  equipment             (19,591)
                          -------------  -------------  -------------  -------------  -------------
                           (17,253,734)       (33,789)       (41,894)       (66,540)       (73,755)

NET  LOSS                $ (25,757,081)  $    (45,500)  $    (77,314)  $   (115,216)  $   (158,014)
                         ==============  =============  =============  =============  =============

Net loss per share                 NIL            NIL   $      (0.01)  $      (0.01)  $      (0.01)
                         ==============  =============  =============  =============  =============

Weighted average common
  shares outstanding         5,074,347     12,629,496     12,610,885     11,879,296     11,833,426
                         ==============  =============  =============  =============  =============









The accompanying notes are an integral part of the  financial statements.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             DATE OF
                                            INCEPTION        SIX MONTHS     SIX MONTHS
                                          (MAY 2, 1990)        ENDED          ENDED
                                         THROUGH JUNE 30,     JUNE 30,       JUNE 30,
                                               2001             2001           2000
                                          --------------  --------------  --------------
Cash flows from operating activities:
     Net loss                            $  (25,757,081)  $     (77,314)  $    (105,170)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Loss on sale of mineral property           188,273          25,789           1,653
     Equipment transferred for
       consulting  services                      26,251                          26,251
     Loss on sale of equipment                   19,590
     Abandonment of mineral interests        12,017,050                           5,000
     Abandonment of equipment                     1,358
     Write-down of mineral properties         3,460,553
     Depreciation and amortization              201,440            3,902           7,390
     Reclamation of mineral properties           27,000
     Common stock and options issued
       for  services                            685,776
     Common stock issued for interest            59,280
     Common stock issued for accounts
       payable                                   57,160
     Amortization of deferred guaranty
       fee                                    1,457,170
     Write-off of note receivable               779,921
Change  in:
     Prepaid expenses                            22,585           12,760         18,150
     Other assets                              (32,000)
     Accounts payable                           72,172            (1,615)        (1,105)
     Accrued payroll and payroll taxes          (2,142)              (64)        (2,077)
     Other  accrued  expenses                  125,487            16,903         10,673
                                          --------------  --------------  --------------
Net cash used by operating activities        (6,590,157)        (19,639)        (39,235)

Cash  flows  from  investing  activities:
     Proceeds from sale of mineral
       property                                  42,297           5,000          12,097
     Proceeds  from  sale  of  equipment         76,326
     Advances under notes receivable         (1,089,219)
     Purchases of furniture and equipment      (363,613)
     Additions to mineral properties        (10,383,585)
                                          --------------  --------------  --------------
Net cash provided (used) by investing
   activities                               (11,717,794)          5,000          12,097
                                          --------------  --------------  --------------





The accompanying notes are an integral part of the  financial statements.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             DATE OF
                                            INCEPTION        SIX MONTHS     SIX MONTHS
                                          (MAY 2, 1990)        ENDED          ENDED
                                         THROUGH JUNE 30,     JUNE 30,       JUNE 30,
                                               2001             2001           2000
                                          --------------  --------------  --------------
Cash flows from financing activities:
     Borrowings under note payable to
       stockholders                              75,405           2,000
     Proceeds from sale of common stock      17,730,052          11,500          20,006
     Proceeds from issuance of
       convertible  debt                        215,170
     Proceeds from issuance of long-term
       debt                                      45,000
     Repayment  of  long-term  debt            (172,343)
     Proceeds  from  related  party              31,199
     Collection of stock subscription
       receivable                               249,360
     Repurchase  of  common  stock              (39,947)
     Capital  contributions                     177,243
                                          --------------  --------------  --------------
Net cash provided by financing activities    18,311,139          13,500          20,006
                                          --------------  --------------  --------------
Net  change  in  cash                             3,188          (1,139)         (7,132)
Cash,  beginning  of  period                          0           4,327          12,970
                                          --------------  --------------  --------------
Cash,  end  of  period                    $       3,188   $       3,188   $       5,838
                                          ==============  ==============  ==============
Supplemental disclosure of cash flow information:
  Cash paid during the period
     for interest                         $     104,184   $           0   $           0
                                          ==============  ==============  ==============
Supplemental schedule of non-cash investing and financing  activities:
  Mineral property rights acquired in exchange for:
    Issuance of common stock              $   2,257,518
    Issuance of long-term debt                  263,946
    Notes receivable                            309,298
    Fixed assets                                 66,177
Common stock issued for:
   Satisfaction of long-term debt               104,630
   Payment of note payable and
     accrued interest                           197,096
   Acquisition of Easton-Pacific
     net assets                               5,268,212
   Payment of payables and accrued expenses      57,160
   Payment  for  services                        25,000
Cancellation of common stock issued
    for mineral property rights               (1,050,000)
Long-term debt issued for acquisition
    of  equipment                                17,548
Mineral property transferred in satisfaction
    of long-term  debt                          143,631
Equipment  transferred  for  consulting
     services                                    26,251                          26,251

The accompanying notes are an integral part of the  financial statements.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.     NATURE  OF  BUSINESS:

The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining, as well as related activities in the precious metals and mining industries. The Company has been in the development stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception, and, at June 30, 2001, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

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

The Company is a development stage mining company and holds various mining properties in southwestern Montana. The Company had engaged in exploration and limited development activities on these properties, primarily in the Alder Gulch area of Montana, more or less continuously from 1992 to 1998. In September and October of 1998 the Company made the decision to terminate its leases with three of its landowner-lessors, primarily due to the passage of a Montana initiative, I-137, banning the use of cyanide in the process of extracting gold and silver, and the high carrying costs of the leases. As a result, the Company curtailed the majority of its exploration and development activities, and began investigating mining opportunities in offshore properties. To date, the Company has not established proven or probable reserves on any of its properties, and is currently not pursuing exploration or development activities. The Company's management has determined that until precious metal prices improve or until the Montana initiative is repealed, their business strategy is to decrease expenses, conserve remaining assets, and preserve the Company's form and existence. Accordingly, while management intends to keep aware of other mining opportunities that may be more suitable for the Company, no expenditures other than general and administrative costs are planned in the near-term until one or more of the aforementioned conditions change or another opportunity becomes available.

RESULTS  OF  OPERATIONS

During  the  three-month  period ended June 30, 2001 compared to the three-month period  ended  June  30,  2000

For the three months ended June 30, 2001, the Company experienced a net loss of $45,500 compared to a net loss of $115,216, during the comparable period in the previous year. The decrease in net loss from 2000 to 2001 was due to management's reduction of general and administrative expenses and its continuing commitment to curtail its mining property development and exploration activities until more favorable conditions exist.

During the three-month periods ended June 30, 2001 and 2000, the Company generated no revenue. Depreciation and amortization decreased from $3,182 during the three-month period ended June 30, 2000 to $1,951 during the three-month period ended June 30, 2001. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses decreased to $9,760 for the three-month period ended June 30, 2001, compared to $45,494 for the three-month period ended June 30, 2000. The decrease in general and administrative expenses for the three-month period ended June 30, 2001 is primarily attributable to an expense incurred in April of 2000 relating to equipment transferred to a consultant of the Company for management services rendered, that was not incurred during the comparable period of 2001.

During the first quarter of 2000 a loss on the abandonment of mining property of $5,000 was recognized, during the first quarter of 2001 no similar loss from abandonment occurred.

During the second quarter of 2001 the Company realized a net loss of $25,789 from the sale of two 1/3 fractional interests in mining claims located in Madison County, Montana. During the comparable period of 2000, the Company realized a $54,497 net loss from the sales of two 1/2 fractional interests in mining claims located in Madison County, Montana.

Net interest expense during the three-month period ended June 30, 2001, was $8,000, compared to $7,043 of net interest expense during the three-month period ended June 30, 2000. The increase in interest expense during the first three months of 2001 is related to a corresponding increase in notes payable to shareholders.

During the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000

For the six months ended June 30, 2001, the Company experienced a net loss of $77,314 compared to a net loss of $158,014, during the comparable period in the previous year. The decrease in net loss from 2000 to 2001 was primarily due to management's reduction of general and administrative expenses.

During the six-month periods ended June 30, 2001 and 2000, the Company generated no revenue. Depreciation and amortization decreased from $7,391 during the six-month period ended June 30, 2000 to $3,902 during the six-month period ended June 30, 2001. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $31,518 for the six-month period ended June 30, 2001, compared to $78,868 for the six-month period ended June 30, 2000. The decrease in general and administrative expenses for the six-month period ended June 30, 2001 is primarily attributable to reduced salaries, consulting expenses, and accounting expenses as compared to the first six-month period of 2000.

Net interest expense during the six-month period ended June 30, 2001, was $16,105, compared to $14,258 of net interest expense during the six-month period ended June 30, 2000. The increase in interest expense during the first six months of 2001 is related to a corresponding increase in notes payable to shareholders.

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception on May 2, 1990. At June 30, 2001, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the six-month period ended June 30, 2001, the Company used $19,639 of cash in its operating activities. During the six months ended June 30, 2001 sales of common stock to existing stockholders provided $11,500 of cash; and borrowings under a note payable to a stockholder provided $2,000 of cash. During the six-month period ended June 30, 2001, $5,000 of cash was generated from the sale of two fractional interests in mining claims.

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

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

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

None









          [The balance of this page has been intentionally left blank.]

                           HANOVER GOLD COMPANY, INC.
                          (A Development Stage Company)
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HANOVER  GOLD  COMPANY,  INC.

                                           By:     /s/  Hobart  Teneff
                                                   -------------------

                                        Hobart  Teneff,  its
                                        President
                                        Date:  July  30,  2001


                                   By:     /s/  Wayne  Schoonmaker
                                           -----------------------

                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date:  July  30,  2001