Form 10QSB
period 2001-09-30
HANOVER GOLD CO INC
filed 2001-10-31
CIK 778165

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C. 20549


                              FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001

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

Yes [X]  No [ ]

At October 11, 2001, 17,926,046 shares of the registrant's common stock (par value $0.0001) were outstanding.




                      HANOVER GOLD COMPANY, INC.
                    (An Exploration Stage Company)
                    QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTERLY PERIOD
                       ENDED SEPTEMBER 30, 2001


                           TABLE OF CONTENTS


                                                                    Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements.........................................1

Item 2: Management's Discussion and Analysis of Financial Condition and
        Results of Operations........................................5

PART II - OTHER INFORMATION

Item 1: Legal Proceedings............................................8

Item 2: Changes in Securities........................................8

Item 3: Defaults among Senior Securities.............................8

Item 4: Submission of Matters to a Vote of Security Holders..........8

Item 5: Other Information............................................8

Item 6: Exhibits and Reports on Form 8-K.............................8

SIGNATURES...........................................................9







[The balance of this page has been intentionally left blank.]

                         PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

                          HANOVER GOLD COMPANY, INC.
                        (An Exploration Stage Company)
                                BALANCE SHEETS

                                                (Unaudited)
                                                September 30,     December 31,
                                                    2001              2000
ASSETS

Current assets:
  Cash                                            $     33,878     $    4,327
  Prepaid expenses and other current assets             12,739         17,762
                                                  ------------     ----------

    Total current assets                                46,617         22,089

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $41,366 and $37,464                  3,407          8,150
  Mineral properties                                 1,339,211      1,370,000

Other assets:
  Other assets                                           4,000         27,000
                                                  ------------    -----------
Total assets                                      $  1,393,235    $ 1,427,239
                                                  ============    ===========



                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $      21,925    $     2,405
  Notes payable to stockholders                         52,000        297,000
  Accrued payroll and payroll taxes                                        64
  Other accrued expenses                                12,675         21,877
  Accrued reclamation costs                              4,000         27,000
                                                 -------------    -----------
    Total current liabilities                           90,600        348,346

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
   shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
   authorized; 12,629,496 and 17,926,046 shares
   issued and outstanding                                1,794          1,252
  Additional paid-in capital                        27,172,279     26,760,555
  Deficit accumulated during the exploration stage (25,868,291)   (25,679,767)
  Treasury stock, at cost (19,668 shares)               (3,147)        (3,147)
                                                 -------------    -----------

    Total stockholders' equity                       1,302,635      1,078,893
                                                 -------------    -----------

Total liabilities and stockholders' equity       $   1,393,235    $ 1,427,239
                                                 =============    ===========

   The accompanying notes are an integral part of the financial statements.

                              HANOVER GOLD COMPANY, INC.
                            (An Exploration Stage Company)
                               STATEMENTS OF OPERATIONS
                                       (Unaudited)

                              Date of Inception   Three Months  Nine Months  Three Months   Nine Months
                                (May 2, 1990)        Ended         Ended         Ended         Ended
                            through September 30, September 30, September 30, September 30, September 30,
                                      2001            2001          2001        2000           2000

Revenues                       $     1,151,958

Cost of goods mined                  1,987,483
                               ---------------

Gross loss                            (835,525)

Operating Expenses:
Depreciation and amortization          202,281   $     84      $    4,743     $  2,261     $    9,652
Bad debt expense                       779,921
General and administrative expenses  6,722,305     35,644          67,162        7,945         84,813
                               ---------------   --------      ----------     --------     ----------
                                     7,704,507     36,485          71,905       10,206         94,465
                               ---------------   --------      ----------     --------     ----------
Operating loss                      (8,540,032)   (36,485)        (71,905)     (10,206)       (94,465)

Other Income (expense):
Abandonment of:
  Mineral interests                (12,017,050)                                 (5,000)
  Equipment                             (1,358)
Write-off of mineral properties     (3,460,553)
Loss on sale of mineral property      (188,073)                   (25,789)                    (54,497)
Reclamation                            (27,000)
Amortization of guaranty fee        (1,457,170)
Interest expense, net                  (85,837)    (3,098)        (19,203)      (6,891)       (21,149)
Option redemption expense              (71,627)   (71,627)        (71,627)
Gain (loss) on sale
  of equipment                         (19,591)                                  6,000          6,000
                                --------------   --------     -----------     --------     ----------
                                   (17,328,259)   (74,725)       (116,619)        (891)       (74,646)
                                --------------   --------     -----------     --------     ----------
Net loss                        $  (25,868,291) $(111,210)    $  (188,524)    $(11,097)    $ (169,111)
                                ==============   ========     ===========     ========     ==========

Net loss per share              $        (4.90)  $ (0.01)     $    (0.01)     $   Nil      $   (0.01)
                                ==============   ========     ==========      ========     ==========
Weighted average common
shares outstanding                   5,276,594 14,236,919      13,154,957   11,963,488     11,877,116
                                ============== ==========     ===========   ==========     ==========

    The accompanying notes are an integral part of the financial statements.
                                     2

                             HANOVER GOLD COMPANY, INC.
                           (An Exploration Stage Company)
                              STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                            Date of Inception    Nine Months  Nine Months
                                              (May 2, 1990)         Ended         Ended
                                          Through September 30,  September 30, September 30,
                                                    2001             2001        2000
Cash flows from operating activities:
  Net loss                                    $  (25,868,291)   $  (188,524) $(169,111)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Loss on sale of mineral property                 188,273         25,789     54,497
    Equipment transferred for consulting services     26,251                    26,251
    Loss on sale of equipment                         19,590                    (6,000)
    Option redemption expense                         71,627         71,627
    Abandonment of mineral interests              12,017,050                     5,000
    Abandonment of equipment                           1,358
    Write-down of mineral properties               3,460,553
    Depreciation and amortization                    202,281          4,743      9,652
    Reclamation of mineral properties                  4,000        (23,000)
    Common stock and options issued for services     685,776
    Common stock issued for interest                  59,280                    29,640
    Common stock issued for accounts payable          57,160
    Amortization of deferred guaranty fee          1,457,170
    Write-off of note receivable                     779,921
Change in:
    Prepaid expenses                                  14,848          5,023     13,215
    Other assets                                      (9,000)        23,000
    Accounts payable                                  93,307         19,520     (1,030)
    Accrued payroll and payroll taxes                 (2,142)           (64)    (2,077)
    Other accrued expenses                           129,021         20,437    (14,908)
                                               -------------    -----------  ---------
Net cash used by operating activities             (6,611,967)       (41,449)   (54,871)
                                               -------------    -----------  ---------
Cash flows from investing activities:
    Proceeds from sale of mineral property            42,297          5,000     12,097
    Proceeds from sale of equipment                   76,326                     6,000
    Advances under notes receivable               (1,089,219)
    Purchases of furniture and equipment            (363,613)
    Additions to mineral properties              (10,383,585)
                                               -------------    -----------  ---------
Net cash provided (used) by investing activities (11,717,794)         5,000     18,097
                                               -------------    -----------  ---------

Cash flows from financing activities:
    Borrowings under note payable to stockholders     75,405          2,000
    Proceeds from sale of common stock            17,782,552         64,000     40,006
    Proceeds from issuance of convertible debt       215,170
    Proceeds from issuance of long-term debt          45,000
    Repayment of long-term debt                     (172,343)
    Proceeds from related party                       31,199
    Collection of stock subscription receivable      249,360
    Repurchase of common stock                       (39,947)
    Capital contributions                            177,243
                                               -------------    -----------  ---------
Net cash provided by financing activities         18,363,639         66,000     40,006
                                               -------------    -----------  ---------
Net change in cash                                    33,878         29,551      3,232
Cash, beginning of period                                  0          4,327     12,970
                                               -------------    -----------  ---------
Cash, end of period                              $    33,878    $    33,878  $  16,202
                                               =============    ===========  =========

    Supplemental disclosure of cash flow information:
    Cash paid during the period for interest     $   104,184    $         0  $       0
                                               =============    ===========  =========

  The accompanying notes are an integral part of the financial statements.

                      HANOVER GOLD COMPANY, INC.
                    (An Exploration Stage Company)
                 STATEMENTS OF CASH FLOWS, Continued:
                             (Unaudited)

                                   Date of Inception     Nine Months     Nine Months
                                     (May 2, 1990)          Ended         Ended
                                   Through September 30,September 30, September 30,
                                           2001              2001          2000

Supplemental schedule of non-cash investing and
  financing activities:
Mineral property rights acquired in exchange for:
  Issuance of common stock            $   2,257,518
  Issuance of long-term debt                263,946
  Notes receivable                          309,298
  Fixed assets                               66,177

Common stock issued for:
  Satisfaction of long-term debt            104,630
  Payment of note payable
    and accrued interest                    473,736   $    276,640    $   29,640
  Acquisition of Easton-Pacific
    net assets                            5,268,212
  Payment of payables and accrued expenses   57,160
  Payment for services                       25,000

Cancellation of common stock issued
  for mineral property rights            (1,050,000)

Long-term debt issued for acquisition
  of equipment                               17,548

Mineral property transferred in satisfaction of
  long-term debt                            143,631

Equipment transferred for consulting
  services                             $     26,251                   $   26,251

   The accompanying notes are an integral part of the financial statements.
                                 4

                       HANOVER GOLD COMPANY, INC.
                     (A Exploration Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                               (Unaudited)


1.     Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

2.     Nature of Business:

The objectives of the Company are to invest in precious metal claims, namely gold and silver deposits having economic potential for development and mining, as well as related activities in the natural resource industries. The Company has been in the exploration stage since its inception. The Company has no recurring source of revenue, has incurred operating losses since inception, and, at September 30, 2001, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

The Company is an exploration stage mining company and holds various mining properties in southwestern Montana. The Company had engaged in exploration and limited development activities on these properties, primarily in the Alder Gulch area of Montana, more or less continuously from 1992 to 1998. In September and October of 1998 the Company made the decision to terminate its leases with three of its landowner-lessors, primarily due to the passage of a Montana initiative, I-137, banning the use of cyanide in the process of extracting gold and silver, and the high carrying costs of the leases. As a result, the Company curtailed the majority of its exploration and development activities. To date, the Company has not established proven or probable reserves on any of its properties, and is currently not pursuing exploration or development activities on any mining properties.

During the third quarter of 2001, the Company engaged a geologist and an individual experienced in corporate finance to assist the Company in locating, evaluating and financing deep-water aquifer drilling projects. The Company believes that because of water shortages in various areas of the United States, substantial business opportunity may exist for entities that are able to develop the technology to locate and tap into deep-water aquifers and provide a source of renewable water that can be sold or leased to municipalities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,Continued:

Results of Operations

During the three-month period ended September 30, 2001 compared to the three-month period ended September 30, 2000

For the three months ended September 30, 2001, the Company experienced a net loss of $111,210 compared to a net loss of $11,097, during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was due to expenses related to financing the Company's investigation of deep-aquifer water production opportunities and the redemption of outstanding stock purchase options.

During the three-month periods ended September 30, 2001 and 2000, the Company generated no revenue. Depreciation and amortization decreased from $2,261 during the three-month period ended September 30, 2000 to $841 during the three-month period ended September 30, 2001. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses increased to $35,644 for the three-month period ended September 30, 2001, compared to $7,945 for the three-month period ended September 30, 2000. The increase in general and administrative expenses for the three-month period ended September 30, 2001, is primarily attributable to expenses incurred related to procuring financing for investigation and research of deep-aquifer water production opportunities.

Net interest expense during the three-month period ended September 30, 2001, was $3,098, compared to $6,891 of net interest expense during the three-month period ended September 30, 2000. The decrease in net interest expense during the first three months of 2001 is primarily related to the extinguishment of a note payable to a shareholder during the third quarter of 2001.

During the third quarter of 2001, an expense of $71,627 was recorded in connection with the redemption of outstanding stock purchase options (see Liquidity and Capital Resources), no such expense was recorded during the third quarter of 2000.

During the nine-month period ended September 30, 2001 compared to the nine-month period ended September 30, 2000

For the nine months ended September 30, 2001, the Company experienced a net loss of $188,524 compared to a net loss of $169,111, during the comparable period in the previous year. The increase in net loss from 2000 to 2001 was primarily due to general and administrative expenses related to procuring financing for the Company's water project investigations and expenses associated with redeeming outstanding stock purchase options during the third quarter of 2001.

During the nine-month periods ended September 30, 2001 and 2000, the Company generated no revenue. Depreciation and amortization decreased from $9,652 during the nine-month period ended September 30, 2000, to $4,743 during the nine-month period ended September 30, 2001. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $67,162 for the nine-month period ended September 30, 2001, compared to $84,813 for the nine-month period ended September 30, 2000. The decrease in general and administrative expenses for the nine-month period ended September 30, 2001 is primarily attributable to the absence of a significant consulting expense incurred during 2000 that was not incurred during the nine-month period ended September 30, 2001.

During the nine-month period ended September 30, 2000, a loss on the abandonment of mining property of $5,000 was recognized. During the same period of 2001 no similar loss from abandonment occurred.

During the nine-month period ended September 30, 2001, the Company realized a net loss of $25,789 from the sale of two 1/3 fractional interests in mining claims located in Madison County, Montana. During the comparable period of 2000, the Company realized a $54,497 net loss from the sales of two 1/2 fractional interests in mining claims located in Madison County, Montana.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued:

Net interest expense during the nine-month period ended September 30, 2001, was $19,203, compared to $21,149 of net interest expense during the nine-month period ended September 30, 2000. The decrease in net interest expense during the first nine months of 2001 is related to the extinguishment of a note payable to a shareholder during the third quarter of 2001.

During the nine-month period ended September 30, 2001, an expense of $71,627 was recorded relating to the redemption of outstanding stock purchase options (see Liquidity and Captial Resources), no such expense was recorded during the comparable period of 2000.

Liquidity and Capital Resources

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a exploration stage company since its inception on May 2, 1990. At September 30, 2001, it had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2000 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company expects to meet its 2001 obligations using funds from the sale of shares of common stock and assets, there can be no assurance that it will be able to finance its obligations in subsequent periods.

During the third quarter of 2001, the Company's Board of Directors resolved to offer the holders of outstanding stock purchase options an opportunity to redeem their options in exchange for shares of the Company's restricted common stock. The resolution was passed in an effort to reduce the Company's outstanding common stock equivalents and enhance the marketability of the Company's common stock. The redemption offer exchanged one share of restricted common stock for every two options outstanding. At September 30, 2001, 7,126,700 options had been redeemed and 3,563,350 shares of restricted common stock correspondingly issued to former option holders. The Company recorded an expense on the redemption based on management's estimate of the fair value of the common stock exchanged of $71,627 during the three-month
period ended September 30, 2001.   Also during the third quarter of 2001, the
Company's management successfully negotiated the conversion of $276,640 of notes payable and accrued interest due a stockholder into 1,383,200 shares of the Company's restricted common stock. In connection with the conversion, the Company recorded an addition to stockholders' equity equal to the principal balances and accrued interest of the notes converted.

During the nine-month period ended September 30, 2001, the Company used $41,449 of cash in its operating activities. For the nine months ended September 30, 2001, sales of restricted common stock and warrants provided $64,000 of cash; $52,500 of which represented sales to accredited investors through a private offering during the third quarter of 2001. Borrowings under a note payable to a stockholder provided $2,000 of cash during the nine-month period ended September 30, 2001. During the nine-month period ended September 30, 2001, $5,000 of cash was generated from the sale of two fractional interests in mining claims.






[The balance of this page has been intentionally left blank.]

                     PART II - OTHER INFORMATION


Item 1.     LEGAL PROCEEDINGS

None

Item 2.     CHANGES IN SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 115,000 shares of its restricted common stock for $11,500 during the first quarter of 2001, and 350,000 shares of restricted common stock and 350,000 warrants to purchase common stock at $0.25 per share for four years from the date of issuance for a total of $52,500 during the third quarter of 2001. The sales were pursuant to an exemption from registration under Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933 as amended.

Item 3.     DEFAULTS UPON SENIOR SECURITIES

The registrant has no outstanding senior securities.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.     OTHER INFORMATION

None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.

10.17 Professional Consulting Services Agreement dated August 1, 2001

10.18     Agreement to redeem options for shares (sample)

Reports on Form 8-K

Item 5.  Other events, filed August 22, 2001









       [The balance of this page has been intentionally left blank.]

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HANOVER GOLD COMPANY, INC.

                                      By:     /s/ Hobart Teneff

                                              Hobart Teneff, its
                                              President
                                              Date: October 31, 2001


                                      By:     /s/ Wayne Schoonmaker

                                              Wayne Schoonmaker, its
                                              Principal Accounting Officer
                                              Date: October 31, 2001