Form 10KSB
period 2001-12-31
HANOVER GOLD CO INC
filed 2002-03-04
CIK 778165

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
   	                      Washington, D.C. 20549
      			        ___________

		      	        FORM 10-KSB

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2001
         		                         OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
            		         For the transition period
         	        from _____________ to _____________

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

     Securities registered pursuant to Section 12 (b) of the Act: None


       Securities registered pursuant to Section 12 (g) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenue for its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2002 was $1,077,331. The number of shares of common stock outstanding at said date was 18,368,546 shares. An additional 1,805,000 were deemed outstanding at said date pursuant to presently exercisable options.

                               TABLE OF CONTENTS
                                                           			Page
SAFE HARBOR STATEMENT                              			      (ii)


PART I

  Item 1:     Description of Business   					        1
  Item 2:     Description of Property   					        3
  Item 3:     Legal Proceedings    						        3
  Item 4:     Submission of Matters to a Vote of Security Holders         3

PART II

  Item 5:     Market for Common Equity and Related Stockholder Matters    3
  Item 6:     Management's Discussion and Analysis or Plan of Operation   4
  Item 7:     Financial Statements                                        6
  Item 8:     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                         6

PART III

  Item 9:     Directors, Executive Officers, Promoters and
              Control Persons;Compliance with Section 16(a)
              of the Exchange Act                                         7
  Item 10:    Executive Compensation                                      8
  Item 11:    Security Ownership of Certain Beneficial Owners and
              Management                                                  9
  Item 12:    Certain Relationships and Related Transactions             10

PART IV

  Item 13:    Exhibits Financial Statement Schedules
              and Reports on Form 8-K                                    10

  Signatures                                                             13

     Financial Statements                                        FS-1-FS-16




             [The balance of this page has been left blank intentionally.]
                                       (i)

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

     Going Concern Qualification. We are not presently engaged in mining operations, we have no revenues from operations and we have incurred losses from operations since our inception. In addition, we had negative working capital at December 31, 2001. These factors have resulted in the inclusion of an explanatory paragraph in the report of our auditors relating to our ability to continue as a going concern. We do not know if or when this trend will be reversed.

     No Proven or Probable Reserves. We do not have any delineated proven or probable ore reserves. Moreover, we will have to undertake significant additional exploration and evaluation of our mining properties before any such reserves can be delineated. We do not have any money to do this. Were we successful in financing exploration and establishing reserves, it is unlikely we would be able to attract a venture partner without first reacquiring all of the mining claims within the Virginia City mining district we were forced to relinquish over the course of the past four years for the reasons set forth elsewhere in this report.

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


                                (ii)

                               PART I

Item 1. Description of Business

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

     Our properties were never placed into production. We ceased operations during the fourth quarter of 1998 due to low gold prices and the passage of a Montana citizen's initiative (known as Initiative I-137) which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in the state. Since then we have relinquished a substantial portion of our mining properties and written off much of our capitalized expenditures in these properties:

     -During 1998 we abandoned our rights to 239 mining claims in the
     	Virginia City district, resulting in a write off of approximately $12,000,000 in capitalized mining costs. We also performed an evaluation of the net realizable value of our remaining properties and wrote off an additional $2,300,000 to approximate the remaining estimated carrying value of the property. During 1998 we also returned 150 claims to their prior owner, Tabor Resources, Inc. following court approval of our motion to rescind an earlier purchase agreement with Tabor, and deeded back two properties in satisfaction of unpaid note balances. Total write-offs for the year were $14,300,000.

     -During 1999 we abandoned 295 unpatented mining claims and one Montana state lease.

     -During 2000 we sold several additional claims and terminated our last remaining state lease. During the fourth quarter of the year we again reassessed the carrying value of our mineral properties and wrote off $1,160,553, resulting in an adjusted carrying value of $1,370,000. (See Note 3 to our financial statements which appear elsewhere in this report).

     -During 2001 we sold our interests in two fractional patented claims, terminated our lease/option of six other mining claims, and abandoned our leasehold interest in one claim. In connection with these terminations and abandonment and pursuant to our continuing reassessment of our mineral properties carrying values, we reduced the carrying value of our mineral properties by $589,211.

   We currently own 125 unpatented mining claims and 34 patented mining claims in the Virginia City Mining District of Montana, and 31 patented mining claims near Norris and Pony, Montana, some 35 miles away. All but one of these claims were acquired in connection with our 1997 merger acquisition of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

     Our principal executive offices are located at 424 S. Sullivan Rd., Suite 300, Veradale, Washington 99037, and our telephone number at that address is
(509) 891-8817. These offices are shared with Sterling Mining Company, which is controlled directly by certain persons who are also affiliated with us.

     Business Strategy. Because of the loss of a significant number of our claims in late 1998 and 1999 and the prohibitions on the use of cyanide to recover gold and silver, we do not believe we will be able to recommence mining activities on our existing mineral properties without reacquiring certain interests key to a successful mining operation. We are currently considering other alternatives, including opportunities to drill for deep fresh water aquifers. During the third quarter of 2001, we engaged a geologist and an individual experienced in corporate finance to assist us in locating, evaluating and financing deep-water aquifer drilling projects. We believe that because of water shortages in various areas of the United States, substantial business opportunities may exist for entities that are able to develop the technology to locate and tap into deep-water aquifers and provide a source of renewable water that can be sold or leased to municipalities.

     Management and Financing Matters. During 2001 we sold a total of 745,000 shares of common stock, 115,000 of which were sold to two of our affiliates and one non-affiliate for $0.10 per share and 630,000 of which were sold to seven non-affiliates for $0.15 per share. In connection with the sales made at $0.15 per share, we granted the purchasers four-year options to purchase 630,000 additional shares of common stock at $0.25 per share. This has enabled us to remain solvent. We believe we can continue as a going concern so long as certain of our affiliates (and others, possibly) continue to purchase our shares, but we do not know how long this arrangement will continue.

     Mining, Environmental and Other Matters Pertaining to Properties. Like other mining companies doing business in the United States, we are subject to a variety of federal, state and local statutes, rules and regulations designed to protect the quality of the air and water in the vicinity of our mining operations. These include "permitting" or pre-operating approval requirements designed to ensure the environmental integrity of a proposed mining facility, operating requirements designed to mitigate the effects of discharges into the environment during mining operations, and reclamation or post-operation requirements designed to remediate the lands effected by a mining facility once commercial mining operations have ceased.

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

     Despite its mining history, the state of Montana limited mine development during the last decade as tourism and environmental concerns have assumed greater economic and political importance. As a consequence, the cost and uncertainty associated with the permitting process have resulted in fewer mining applications and higher operating costs for those mining companies seeking to do business in the state. Although there is evidence to suggest that this trend may be reversing itself--which is to say that the state agencies charged with administering Montana's environmental laws will look more favorably on the mining industry and mine development--we do not expect dramatic changes in the foreseeable future.

     We believe we are in substantial compliance with the environmental laws and regulations. During 2001 we commenced reclamation work on our mining properties and reduced our reclamation liabilities from $27,000 at the beginning of the year, to $4,000 at the end of 2001.

Item 2. Description of Property

     Overview. Our mining properties are located within the upper part of Brown's Gulch, Hungry Hollow, and Barton Gulch within the Virginia City Mining District of Montana. Thirty-four patented and 125 unpatented mining claims are within the Virginia City Mining District and another 31 patented claims are located near Pony and Norris, Montana. These claims were acquired in September 1997, in conjunction with our merger acquisition of Easton-Pacific. In addition to the significant placer production that came from the adjoining Alder Gulch, gold has been produced from lode mines located in Alder Gulch, Brown's Gulch, and Hungry Hollow since the late nineteenth century, although there are no reliable production records. We believe the historical mining activities and geology of the district are indicative of large gold-bearing mineral systems, and that the district has a very high potential for additional discovery. The topography is mountainous, although the properties are seasonally accessible by road.

     The Nature of Our Interest in the Properties. We own or hold nearly all of our 190 claims outright. Those few claims that we do not own or hold outright are held through lease/options. Lease payments in most cases are credited toward the purchase price of the claims under the purchase option provisions of the leases. Production royalty obligations with respect to these claims, which become payable once minerals are produced from the claims, range from 2.5% to 6% of net smelter returns.

     Historical Mining Activities. Historic mines on the Easton-Pacific mining properties include the Easton, Pacific, High Up, Irene, Marietta, Metallic, and Little Lode mines. The Easton mine was at one time the largest historic lode producer in the Virginia City Mining District, with recorded production of approximately 50,000 ounces of gold and over one million ounces of silver. The High Up and Irene mines were worked periodically from the 1870's to 1941. Records indicate that the mines produced between 10,000 and 15,000 ounces of gold and that silver was also produced from the mines, at a ratio eight times that of gold production.

     Insurance. We maintain liability insurance in an amount that adequately covers the risks associated with owning and holding our remaining mineral properties and other assets.

Item 3. Legal Proceedings

     We are not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our security holders during the fourth quarter of 2001, and we did not hold an annual meeting of shareholders during 2001.

                                     PART  II

Item 5. Market for Common Equity and Related Stockholder Matters

     Market Information. The following table sets forth the range of high and low bid prices per share for our common stock for 2001 and 2000 as reported on the OTC Electronic Bulletin Board ("OTCBB"). The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.
     				     	2001                           2000
                    	  Low           High            Low           High

First Quarter       $     0.07     $     0.17     $     0.08     $     0.14
Second Quarter      $     0.12     $     0.28     $     0.08     $     0.13
Third Quarter       $     0.12     $     0.19     $     0.07     $     0.12
Fourth Quarter      $     0.12     $     0.15     $     0.06     $     0.12

     Holders. At January 15, 2002, approximately 400 persons held our shares of record. We believe approximately 1,600 persons beneficially own our shares.

     Dividends. We have not declared any cash or stock dividends on our common stock since inception and we do not anticipate declaring or paying any cash or stock dividends in the future.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

     We intend to hold our 125 unpatented mining claims through the next twelve months. We were able to pay our obligations in 2001 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months in the same fashion.

     We financed our obligations during the year ended December 31, 2001 by selling 745,000 shares of common stock to certain of our affiliates and others, at $0.10 and $0.15 per share. (As previously noted, we also granted 630,000 four-year common stock purchase warrants to the purchasers of the $0.15 stock, exercisable at $0.25 per share.)

     We are required to make annual payments of $12,500 to the United States Department of the Interior's Bureau of Land Management in order to maintain our unpatented claims. These are significant expenses. Unless the persons who have been willing to purchase our shares in the past (being certain of our affiliates and one non-affiliate) are willing to purchase additional shares annually, in amounts sufficient to cover the amount of these payments, we may be forced to relinquish these claims.

     We have no assurance we will be able to sell our shares or, failing that, borrow the funds necessary to finance our obligations for the balance of 2002 and thereafter. We do not have any paid employees and we do not intend to hire any employees during the next twelve months. During 2001, we paid $26,000 to four consultants for accounting and office oversight services.

     We have incurred an accumulated deficit of $26,547,134 for the period from inception through December 31, 2001. Unless we are able to borrow additional funding or sell shares of our common stock, we will continue to experience a shortage of working capital. Because of this, our independent certified public accountants have included a paragraph in their reports on our financial statements relative to our ability to continue as a going concern.

     At December 31, 2001, we had net operating losses for tax purposes of approximately $20,000,000, which may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements, as we believe there is a significant chance the net operating loss carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

Results of Operations

During the year ended December 31, 2001 compared to the year ended December 31, 2000

For the year ended December 31, 2001, we experienced a net loss of $867,367, or $0.06 per basic weighted share, compared to a net loss of $1,388,680, or $0.12 per share, during the year ended December 31, 2000. The decrease in the net loss during 2001 is principally due to smaller write-off adjustments to mineral properties in 2001 compared to 2000.

During the years ended December 31, 2001 and 2000, we generated no revenue. Depreciation and amortization decreased from $11,913 for the year ended December 31, 2000, to $5,585 for the year ended December 31, 2001. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives during 2001.

General and administrative expenses increased to $151,957 for the year ended December 31, 2001, compared to $98,169 for the year ended December 31, 2000. The increase in general and administrative expenses for the year ended December 31, 2001, is primarily attributable to expenses incurred related to procuring financing for, and investigating deep-aquifer water opportunities.

During the year ended December 31, 2000, we recognized an expense of $5,000 relating to the abandonment of a mineral interest. No similar expense was incurred for the year ended December 31, 2001. Expenses relating to the abandonment of un-locatable or obsolete equipment were $304 and $1,358, for the years ended December 31, 2001 and 2000, respectively.

During 2001, we wrote off mineral property interests totaling $589,211, as a result of our decision not to renew a lease/option agreement relating to six lode mining claims; and the abandonment of a leasehold interest in a separate claim; and in connection with our assessment of the fair value of our remaining mineral properties. During 2000, we reassessed the carrying value of our mineral properties after the abandonment of certain unpatented mining claims and leases and wrote-off $1,160,553 of carrying value. We periodically review the fair value of our mineral properties and will continue to adjust their carrying values as additional properties are abandoned or their values impaired.

We sold fractional interests in certain patented mining claims during the years ended December 31, 2001 and 2000, and recognized losses on the sales of $25,789 and $54,497, respectively. The decrease in the losses from the sales in 2001 compared to 2000, was due to fewer claims sold during 2001 compared to 2000.

During 2000, we recognized an expense of $27,000 relating to the accrual of a reclamation liability on our mineral properties. During 2001, we performed a substantial amount of reclamation work, and reduced our reclamation accrual by $23,000, adjusting the balance at December 31, 2001 to $4,000. We believe that our remaining liability at December 31, 2001, is adequate to fulfill the remainder of our reclamation responsibilities, and, accordingly, no reclamation expense was recorded in 2001.

During the third quarter of 2001, we recorded an expense of $74,517 in connection with the redemption of outstanding stock purchase options (see Liquidity and Capital Resources), no such expense was recorded during 2000.

Net interest expense during the year ended December 31, 2001, was $20,004, compared to $37,690 of net interest expense during the year ended December 31, 2000. The decrease in net interest expense during 2001 was primarily related to the extinguishment of notes payable due a shareholder during the third quarter of 2001.

Liquidity and Capital Resources

We have been an exploration stage mining company since our inception on May 2, 1990. At December 31, 2001, we exited the exploration stage when we determined we would no longer continue exploration activities on our mineral property holdings. At December 31, 2001, we had no recurring sources of revenue and had negative working capital.

Due to our lack of revenues and negative working capital, our independent accountants included a paragraph in our 2001 financial statements relating to a going concern uncertainty. To continue as a going concern we must continue to acquire additional capital resources through the sale of our assets or securities. Although the we expect to meet our 2002 obligations using funds from the sale of shares of common stock and assets, there can be no assurance that we will be able to finance our obligations in subsequent periods.

During the third quarter of 2001, we offered the holders of outstanding stock purchase options an opportunity to redeem their options in exchange for shares of our restricted common stock. The redemption offer exchanged one share of restricted common stock for every two options outstanding. At December 31, 2001, 7,451,700 options had been redeemed and 3,725,850 shares of restricted common stock were issued to former option holders. We offered the redemption to shrink our outstanding common stock equivalents and aid in a private placement of our restricted common stock and stock warrants.

During 2001, we sold 115,000 shares of our restricted common stock to existing shareholders and directors for $11,500. Also during 2001, we sold 630,000 shares of restricted common stock and 630,000 stock purchase warrants, exercisable at $0.25 per share and expiring in 2005, to certain accredited investors for $94,500. The sales of common stock and warrants were pursuant to a private placement offering to sell up to 1,500,000 shares of common stock and warrants.

Also during 2001, our management successfully negotiated the conversion of $276,640 of notes payable and accrued interest due a stockholder into 1,383,200 shares of our restricted common stock. In connection with the conversion, we recorded an addition to stockholders' equity equal to the principal balances and accrued interest of the notes converted.

During the year ended December 31, 2001, we used $101,730 of cash in our operating activities. Borrowings under a note payable to a stockholder provided $2,000 of cash, and $5,000 of cash was generated from the sale of two fractional interests in mining claims.

Item 7. Financial Statements

     Our financial statements of the registrant are included herein on pages F/S-1 to F/S-16.

Item 8. Changes in and Disagreements with Accountants on Accounting and
Financial
Disclosure

     Effective July 6, 2000, DeCoria, Maichel & Teague P.S. replaced Williams & Webster, P.S. as our independent public accountants. During the year ended December 31, 1999 Williams & Webster P.S. report on our financial statements contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for a paragraph wherein Williams & Webster P.S. expressed substantial doubt about the our ability to continue as a going concern. During such period there was no disagreement with Williams & Webster P.S. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope, or procedure, which, if not resolved to the satisfaction of such firm, would have caused them to make reference to the subject matter of such disagreement in their report on such financial statements.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2001 are set out below. The Company's board of directors consisted of four members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. The board of directors appoints the executive officers annually.

         Name                   Age             Position

     Hobart Teneff               81       President, Chief Executive
                                          Officer and a Director
     James A. Fish               71       Vice President and a Director
     Neal A. Degerstrom          77       Director
     Robert E. Kovacevich        58       Director
     Wayne Schoonmaker(1)        64       Secretary and Treasurer

(1)Mr. Schoonmaker is not an executive officer.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act, Continued:

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

     Committees of the Board of Directors. The only standing committee of our board of directors is the compensation committee, comprised of Mr. Kovacevich. We do not have an audit committee or a nominating committee. The board of directors as a whole acts as the audit committee and the nominating committee.

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

Item 10. Executive Compensation

     Annual Compensation. No compensation was paid to any officer, director or control person during the year 2001. As previously noted, during the year we paid $26,000 to four consultants, for accounting and office oversight services. Included in these payments, was $20,000 paid to Frank Duval and two other members of his immediate family. Mr. Duval is not an officer or director, but may be deemed to be an affiliate by virtue of his relationship to us. In addition, we awarded Mr. Duval 1,000,000 stock purchase options, exercisable at $0.25 per share for a period of four years, for services he provided. We estimate that the services that Mr. Duval provided had a fair value of $10,000.

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

     Options for all one million shares available under the 1995 Stock Option Plan had been granted as of October 11, 1998, and as of December 31, 2001, 958,200 had expired and 41,800 had been converted to 20,900 shares of the Company's restricted common stock. Expired and converted options under the 1995 Stock Option Plan may be reissued under the provisions of the 1998 Equity Incentive Plan. Options for 1,325,000 of the 3,000,000 shares available under the 1998 Equity Incentive Plan (inclusive of options available under the 1995 Stock Option Plan) had been granted at December 31, 2001. Of these options 1,150,000 had been converted to 575,000 shares of the Company's restricted common stock. The compensation committee of the board of directors administers the 1998 Equity Incentive Plan. The committee's function is to determine those persons entitled to receive an award based on their contributions to our long-term growth and financial success. The committee also determines the type of an award, the amount of an award, and its terms. Mr. Kovacevich served on the compensation committee during the year ended December 31, 2001. Options for 175,000 shares were granted under the 1998 Equity Incentive Plan during the year ended December 31, 2001.

     During 2001, our Company's Board of Director's resolved to offer the holders of outstanding stock purchase options an opportunity to redeem their options in exchange for shares of our restricted common stock. The resolution was passed in an effort to reduce our outstanding common stock equivalents and enhance the marketability of our common stock. The redemption offer exchanged one share of restricted common stock for every two options outstanding. At December 31, 2001, 7,451,700 options, including options granted under the 1995 and 1998 option/equity plans, had been redeemed and 3,725,850 shares of restricted common stock correspondingly issued to former option holders. During 2001, we recorded an expense on the redemption based on management's estimate of the fair value of the common stock exchanged, of $74,517.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth as of January 15, 2002, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 18,368,546 outstanding shares. An additional 1,805,000 shares were deemed outstanding at such date.

                               Amount and nature of Beneficial    Percent
     Name of Owner                Ownership (all direct             of
                                  unless otherwise noted)         Class


     Raymond A. Hanson (1)                1,465,710                  8%
     James A. Fish (2),(3)                  260,451               1.42%
     Neal A. Degerstrom (2), (4)          3,735,410               20.3%
     Hobart Teneff (2), (5)               2,456,673               13.4%
     Robert E. Kovacevich(2)                      0                  0%
     James J. Nierengarten (6)            2,474,425               13.5%
     Frank Duval (7)                      1,000,000                5.2%

     All directors and executive
     Officers as a group(4 persons)(8)    6,452,534               35.1%


(1) The shares attributed to Mr. Hanson include 1,357,493 shares owned by Hanson Industries, Inc.. Mr. Hanson and Hanson Industries, Inc. collectively converted options (for 908,691 shares) into 454,346 shares of restricted common stock.

(2)     Director.

Item 11. Security Ownership of Certain Beneficial Owners and Management,
Continued:

(3) Mr. Fish is vice president. Mr. Fish converted options (for 250,000 shares) into 125,000 shares of restricted common stock.

(4) The shares attributed to Mr. Degerstrom include 1,459,953 shares owned by N. A. Degerstrom, Inc. Mr. Degerstrom and N. A. Degerstrom, Inc. collectively converted options (for 2,417,634 shares) into 1,208,817 shares of restricted common stock.

(5) The shares attributable to Mr. Teneff include 20,000 shares owned by General Equipment Company. Mr. Teneff converted options (for 1,802,858 shares) into 901,429 shares of restricted common stock.

(6) The shares attributable to Mr. Nierengarten include 1,383,200 shares owned by his spouse.

(7) All of the shares attributable to Mr. Duval are shares issuable pursuant to currently exercisable options. Mr. Duval may be deemed to be an affiliate of the Company.

(8)     See footnotes 3, 4, and 5 above.

Item 12. Certain Relationships and Related Transactions

See Notes 5, 6 and 7 to the financial statements at FS-12 through FS-16.

                                        PART IV

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K,
Continued:

Exhibit No.          Exhibit

10.4 Amendment No.1, dated December 3, 1993, to Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources,Inc. Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.

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

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K,
Continued:

Exhibit No.              Exhibit

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

10.17    Professional Consulting Services Agreement dated August 1, 2001.

10.18    Agreement to redeem options for shares (sample)

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

Financial Statements. An index to the financial statements included in this report appears at page FS-1. The financial statements and supplementary data appears at page F/S-2 through F/S-16 of this report.

Reports on Form 8-K.  Item 5.  Other events filed November 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HANOVER GOLD COMPANY, INC.

                                 By:     /s/ Hobart Teneff
                                         Hobart Teneff, its President and
                                         Chief Executive Officer
                                         Date:  March 4, 2002

                                 By:     /s/ James A. Fish
                                         James A. Fish, its Vice-President
                                         Date:  March 4, 2002

                                 By:     /s/ Wayne L. Schoonmaker
                                         Wayne L. Schoonmaker, its
                                         Principal Accounting Officer
                                         Date:  March 4, 2002




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      By:     /s/ Neal A. Degerstrom       By:   /s/ Wayne L. Schoonmaker
              Neal A. Degerstrom                 Wayne L. Schoonmaker
              Director                           Secretary/Treasurer
              Date:  March 4, 2002               Date:  March 4, 2002

      By:     /s/ Hobart Teneff            By:  /s/ Robert E. Kovacevich
              Hobart Teneff                     Robert E. Kovacevich
              Director                          Director
              Date:  March 4, 2002              Date:  March 4, 2002

      By:     /s/ James A. Fish
              James A. Fish
              Director
              Date:  March 4, 2002

                              HANOVER GOLD COMPANY, INC.
                                  TABLE OF CONTENTS




Balance Sheets as of December 31, 2001 and 2000..........................FS-3

Statements of Operations for the Years Ended December 31,
2001 and 2000............................................................FS-4

Statements of Changes in Stockholders' Equity for the
Years Ended December 31, 2001 and 2000...................................FS-5

Statements of Cash Flows for the Years Ended December 31,
2001 and 2000............................................................FS-6

Notes to Financial Statements......................................FS-7-FS-16

Report of Independent Certified Public Accountants

Board of Directors
Hanover Gold Company, Inc.


We have audited the accompanying balance sheets of Hanover Gold Company, Inc. ("the Company") as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.

/s/ DeCoria, Maichel & Teague P.S.

Spokane, Washington
February 19, 2002

HANOVER GOLD COMPANY, INC.
Balance Sheets
December 31, 2001 and 2000



                                        ASSETS

                                                         2001           2000
Current assets:
  Cash                                              $    15,597   $      4,327
  Prepaid expenses and other current assets              10,519         17,762
                                                    -----------   ------------

    Total current assets                                 26,116         22,089
                                                    -----------   ------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $25,248 and $37,464                   2,261          8,150
  Mineral properties, net                               750,000      1,370,000
                                                    -----------   ------------

Other assets:
  Other assets                                            4,000         27,000
                                                    -----------   ------------

    Total assets                                    $   782,377   $  1,427,239
                                                    ===========   ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $    34,171   $      2,405
  Notes payable to stockholders                          52,000        297,000
  Accrued payroll and payroll taxes                                         64
  Other accrued expenses                                 13,523         21,877
  Accrued reclamation costs                               4,000         27,000
                                                    -----------   ------------

    Total current liabilities                           103,694        348,346
                                                    -----------   ------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 18,368,546 and 12,514,496 shares
    issued and outstanding                                1,837          1,252
  Additional paid-in capital                         27,227,127     26,760,555
  Accumulated deficit                               (26,547,134)   (25,679,767)
  Treasury stock, at cost (19,668 shares)                (3,147)        (3,147)
                                                   ------------   ------------

    Total stockholders' equity                          678,683      1,078,893
                                                   ------------   ------------
    Total liabilities and stockholders' equity     $    782,377   $  1,427,239
                                                   ============   ============
        The accompanying notes are an integral part of the financial statements.
                                        FS-3

HANOVER GOLD COMPANY, INC.
Statements of Operations
For the years ended December 31, 2001 and 2000





                                              2001             2000
Operating expenses:
  Depreciation and amortization         $      5,585    $     11,913
  General and administrative expenses        151,957          98,169
                                        ------------    ------------
                                             157,542         110,082
                                        ------------    ------------

Operating loss                               157,542         110,082
                                        ------------    ------------

Other expense (income):
  Abandonment of:
    Mineral interests                                          5,000
    Equipment                                    304           1,358
  Write-off of mineral properties            589,211       1,160,553
  Loss on sale of mineral properties          25,789          54,497
  Reclamation of mineral properties                           27,000
  Option redemption expense                   74,517
  Interest expense, net                       20,004          37,690
  Gain on sale of equipment                                   (7,500)
                                       -------------    ------------
                                             709,825       1,278,598
                                       -------------    ------------

Net loss                               $     867,367    $  1,388,680
                                       =============    ============

Net loss per share-basic               $        0.06    $       0.12
                                       =============    ============

Weighted average common
shares outstanding-basic                  14,415,885      12,022,278
                                       =============    ============


      The accompanying notes are an integral part of the financial statements
                                            FS-4

HANOVER GOLD COMPANY, INC.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2001 and 2000



                                                                  Additional
                                                Common Stock       Paid-in      Treasury     Accumulated
                                             Shares     Amount     Capital       Stock         Deficit        Total

Balance, December 31, 1999                11,621,276   $ 1,162  $ 26,686,999  $   (3,147)   $(24,291,087) $ 2,393,927

Issuance of common stock and options
  for cash ($0.10/share)                     440,000        44        43,956                                   44,000

Issuance of common stock pursuant to
  exercise of officer's options
  ($0.0001/share)                             58,020         6                                                      6

Issuance of common stock for
  accrued interest ($0.075/share)            395,200        40        29,600                                   29,640

Net loss                                                                                      (1,388,680)  (1,388,680)
Balance, December 31, 2000                12,514,496  $  1,252  $ 26,760,555  $   (3,147)  $ (25,679,767) $ 1,078,893
                                         ===========  ========  ============  ==========   =============  ===========

Issuance of common stock and options for
  cash ($0.10 to $0.15/share)                745,000        74       105,926                                  106,000

Issuance of stock options for services                                10,000                                   10,000

Issuance of common stock for notes payable
  to shareholder and accrued interest
  thereon ($0.20/share)                    1,383,200       138       276,502                                  276,640

Issuance of common stock to redeem options 3,725,850       373        74,144                                   74,517

Net loss
                                                                                                (867,367)     (867,367)
Balance, December 31, 2001                18,368,546   $ 1,837  $ 27,227,127  $    (3,147) $ (26,547,134)  $   678,683
                                         ===========   =======  ============  ===========  =============   ===========

         The accompanying notes are an integral part of the financial statements.
                                         FS-5


HANOVER GOLD COMPANY, INC.
Statements of Cash Flows
For the years ended December 31, 2001 and 2000




                                                           2001            2000

Cash flows from operating activities:
   Net loss                                         $     (867,367)   $ (1,388,680)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Loss on sale of mineral property                         25,789          54,497
   Stock options issued for services                        10,000
   Equipment transferred for services                                       26,251
   Gain on sale of equipment                                                (7,500)
   Option redemption expense                                74,517
   Abandonment of mineral interests                                          5,000
   Abandonment of equipment                                    304           1,358
   Write-down of mineral properties                        589,211       1,160,553
   Depreciation and amortization                             5,585          11,913
   Reclamation of mineral properties                       (23,000)         27,000
   Common stock issued for accrued interest                 29,640          29,640
Change in:
   Prepaid expenses                                          7,243           6,483
   Other assets                                             23,000
   Accounts payable                                         31,766           1,301
   Accrued payroll and payroll taxes                           (64)         (2,078)
   Other accrued expenses                                   (8,354)          2,016
                                                       -----------     -----------
      Net cash used by operating activities               (101,730)        (72,246)
                                                       -----------     -----------

Cash flows from investing activities:
   Proceeds from sale of mineral property                    5,000          12,097
   Proceeds from sale of equipment                                           7,500
                                                       -----------     -----------
      Net cash provided by investing activities              5,000          19,597
                                                       -----------     -----------

Cash flows from financing activities:
   Borrowings under note payable to stockholder              2,000
   Proceeds from sale of common stock and options          106,000          44,006
                                                       -----------     -----------
      Net cash provided by financing activities            108,000          44,006
                                                       -----------     -----------

Net change in cash                                          11,270          (8,643)

Cash, beginning of year                                      4,327          12,970
                                                       -----------     -----------
Cash, end of year                                      $    15,597     $     4,327
                                                       ===========     ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest              $         0     $         0
                                                       ===========     ===========

Supplemental schedule of non-cash investing and financing activities:

Common stock issued for the extinguishment
   of notes payable and accrued interest               $   276,640     $    29,640
                                                       ===========     ===========

     The accompanying notes are an integral part of the financial statements.
                                 FS-6


HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements


NOTE 1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Hanover Gold Company, Inc. (the "Company") was formed to acquire gold mining properties in southwestern Montana for exploration and future development. The Company, which is the successor-company to an entity incorporated in the state of Delaware in 1984, commenced its operations in May 1990.

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

Going concern

The Company has no recurring source of revenue, has incurred operating losses since inception, and has negative working capital. Additionally, in response to continued depressed gold prices and the impact of mining related legislation in Montana, the Company has abandoned a significant portion of its mining interests in Montana. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

Management of the Company has undertaken certain actions to address these conditions. These actions have included shifting its efforts from developing precious metals mining properties toward the acquisition of other profitable business opportunities. To the extent additional funds are required, the Company will attempt to raise these funds through extensions of shareholder debt and through sales of shares of its common stock and options. There can be no assurances that the Company will be successful in executing these actions. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development stage enterprise

Prior to December 31, 2001, the Company's activities primarily consisted of acquiring and exploring for mining claims in southwestern Montana. Accordingly, the Company's financial statements for all periods prior to December 31, 2001, were prepared according to the provisions of Statement of Financial Accounting Standards No. 7, "Accounting for Development Stage Enterprises," because substantially all of its efforts related to exploring for and developing mining properties. During 2001, the Company's management determined that they would discontinue their exploration efforts, and focus their attention on pursuing business opportunities in deep-aquifer water drilling projects. As a result, the Company exited the Development Stage at December 31, 2001. The Company expects to continue to incur operating losses, however, until its business pursuits eventually become profitable.

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

Furniture and equipment

Furniture and equipment are carried at original acquisition cost.
Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation expense was $5,585 and $11,913, for 2001 and 2000, respectively. During 2001 and 2000, the Company abandoned certain equipment and buildings that had become obsolete or were not locatable. In connection with the abandonments, the Company recognized a charge to operations of $304 and $1,358, respectively, representing the net book value of abandoned assets for the years ended December 31, 2001 and 2000.

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

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Net loss per share

Statement of Financial Accounting Standards, No. 128, "Earnings Per Share," ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.
As the Company's stock options and warrants are antidilutive for all periods presented, only basic EPS is presented. At December 31, 2001 and 2000, outstanding options and warrants to purchase 1,805,000 and 7,561,149 shares, respectively, of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

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

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts reported on the balance sheets as of December 31, 2001 and 2000, for cash equivalents, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable to stockholders approximates their carrying value.

Stock-based compensation

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

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Impaired asset policy

The Company reviews its long-lived assets periodically to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Reclamation costs

Site reclamation and restoration costs are estimated based upon environmental regulatory requirements. The Company accrues costs associated with environmental remediation obligations when it is probable such costs will be incurred and they are reasonably estimable. At December 31, 2001 and 2000, the Company had accrued $4,000 and $27,000 in reclamation costs for its mineral properties.

New accounting pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations," which provides accounting requirements for retirement obligations associated with tangible long-lived assets. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which will be effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS No. 144 requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company anticipates that the adoption of this statement will not have a material affect on its financial statements.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, an amendment to SFAS 133. The Statement delays the effective date for implementation of SFAS 133 to fiscal years beginning after June 15, 2000. The Company believes that SFAS 133, effective January 1, 2001, will not materially impact its financial position or results of operations.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 3.  MINERAL PROPERTIES

The Company's mineral properties consists of various patented and unpatented lode mining claims and leasehold mining interests in Madison County, Montana. The claims are located principally in the Virginia City Mining District and near the towns of Pony and Norris, Montana.

Mineral properties represent amounts paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering and other related technical services toward the evaluation and development of the properties.

In accordance with SFAS No. 121, long-lived assets held by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amounts of the assets may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. Mineral properties are subject to influence from many factors including precious metal prices and environmental and permitting conditions. If the Company continues to dispose of property interests within its holdings and if fair value factors warrant, the Company will continue to adjust the carrying values of its mineral properties accordingly. The Company determines the fair value of its mineral properties based on its best estimate of the value of undiscounted cash flows it believes the properties would be able to generate in future mining production or outright sales to third parties.

During 2001, the Company's management decided not to renew a lease and option agreement relating to six lode mining claims and abandoned a leasehold interest in a separate claim in the Alder Gulch group of claims located in the Virginia City Mining District of Montana. As a result, and in connection the Company's periodic review of the carrying value of its mineral properties, $589,211 was included in "other expenses," adjusting the carrying value of the Company's mineral properties to $750,000 at December 31, 2001.

During 2000, the Company reassessed the carrying value of its mineral properties after the abandonment of certain unpatented mining claims and leases. In connection with the assessment, the Company wrote-off $1,160,553, adjusting the carrying value of its mining properties to $1,370,000 at December 31, 2000.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 4.  INCOME TAXES

At December 31, 2001 and 2000, the Company had net deferred tax assets of approximately $7,400,000 and $7,200,000 respectively. The deferred tax assets principally arose from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2001 and 2000, has been established.

At December 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $20,000,000 and $19,800,000, respectively, which expire in the years 2006 through 2021. The utilization of a portion of these carryforwards is subject to limitations imposed by the Internal Revenue Code.

NOTE 5.  NOTES PAYABLE TO STOCKHOLDERS

At December 31, 2001 and 2000, the Company had the following notes payable to stockholders and related parties:

                                                     2001            2000

     Notes payable to former
       officer of Easton-Pacific (See Note 1)(1)                $  247,000
     Notes payable to directors(2)               $  32,000          30,000
     Notes payable to a company controlled
       by a former director and officer(3)          20,000          20,000
                                                 ---------      ----------
     Total notes payable to stockholders         $  52,000      $  297,000
                                                 =========      ==========

  (1) The notes accrue interest at 12% per annum, are payable on demand and are unsecured. On July 31, 2001, the Board of Directors resolved to issue 1,383,200 shares of its restricted common stock (see Note 7) in exchange for the extinguishments of the notes outstanding and accrued interest thereon.

  (2) The notes accrue interest equal to Bank of America's prime rate (which was 4.75% at December 31, 2001) plus two percent, and are unsecured.

  (3) The notes are payable on demand, $15,000 of which accrue interest at Bank of America's prime rate (which was 4.75% at December 31, 2001), $5,000 of which is non-interest bearing.

NOTE 6.  RELATED PARTY TRANSACTIONS

In addition to the transactions described in notes 5 and 7, the Company had transactions with related parties as described below.

During 2001, the Company's president and a director, advanced the Company $2,000 for operating capital purposes. The advance was recorded as a note payable, accrues interest at Bank of America's Prime Rate (which was 4.75% at December 31, 2001) plus two percent, and is unsecured.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 6.  RELATED PARTY TRANSACTIONS, Continued:

During 2001, the Company's Board of Directors resolved to award 1,000,000 stock purchase options, exercisable at $0.25 per share for a period of four years, to Frank Duval, a consultant, for his contributions to the Company's management. Because the exercise price of the options was in excess of the market value of the Company's stock at the date of the award, the Company recorded compensation expense based upon the fair value of Mr. Duval's services, estimated to be $10,000. In addition, during 2001, the Company paid $20,000 to Mr. Duval and other members of his immediate family, collectively, for accounting and administrative services provided.

During 2000, the Company's Board of Directors resolved to transfer certain equipment to Mr. Duval as compensation for services provided to the Company during the preceding year. The Company recorded compensation expense of $26,251 relating to the transfer which equaled the fair value of the equipment transferred. Also during 2000, the Company sold certain fully depreciated equipment to a company controlled by a director for $6,000. In connection with the sale, the Company recorded a gain of $6,000.

During 2000, the Company transferred certain fully depreciated equipment to a shareholder in exchange for the release of an unasserted claim against the Company relating to a previous mineral lease agreement between the Company and the shareholder. The net effect of the transfer was not material to the financial statements.

NOTE 7.  STOCKHOLDERS' EQUITY

Sales of common stock and warrants

During 2001, the Company sold 115,000 shares of its restricted common stock to existing shareholders and directors for $11,500. Also during 2001, the Company sold 630,000 shares of its restricted common stock and 630,000 stock purchase warrants, exercisable at $0.25 per share and expiring in 2005, to certain accredited investors for $94,500. The sales of common stock and warrants were pursuant to a private placement offering to sell up to 1,500,000 shares of common stock and warrants. The offering is exempt from registration under Regulation S, Section 4(2) of the Securities Act of 1933.

During 2000, the Company sold 400,000 shares of its common stock and 800,000 stock options exercisable at $0.20 per share and expiring in 2005 to existing shareholders and directors for $40,000. The Company also sold 40,000 shares of its common stock to certain directors for $4,000 or $0.10 per share. In September of 2000, the Company issued 395,200 shares of common stock for payment of accrued interest in the amount of $29,640 to a shareholder and note holder. In January of 2000, an officer exercised stock purchase warrants previously granted him for services provided to the Company, and received 58,020 shares of common stock in connection with the exercise.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 7.  STOCKHOLDERS' EQUITY, Continued:

Extinguishment of notes payable and accrued interest

In July of 2001, the Company negotiated the extinguishment of notes payable with principal balances totaling $247,000 plus $29,640 of accrued interest thereon (as of July 26, 2001) due to a shareholder of the Company. The extinguisment was effected through the issuance of 1,383,200 shares of the Company's unregistered common stock. The notes payable resulted from the Company's acquisition of Easton-Pacific and Riverside Mining Company ("Easton"), whereby the Company agreed to assume $247,000 of notes payable to an officer of Easton. The notes payable accrued interest at 12% per annum and were payable on demand. The Company recorded the extinguishment as a capital transaction and credited its paid-in capital accounts for the difference between the par value of the shares that were issued and the interest and principal that were extinguished.

Redemption of outstanding stock options

In August of 2001, the Company's Board of Directors resolved to offer the holders of outstanding stock purchase options an opportunity to redeem their options in exchange for shares of the Company's restricted common stock. The resolution was passed in an effort to reduce outstanding common stock equivalents and enhance the marketability of the Company's common stock. The redemption offer exchanged one share of restricted common stock for every two options outstanding. As a result of the offer, 7,451,700 options had been redeemed and 3,725,850 shares of restricted common stock were issued to former option holders. In connection with the issuance, the Company recorded an expense of $74,517, based on management's estimate of the fair value of the restricted common stock exchanged for the options.

Stock option plan

The Company has a stock plan ("the 1995 Plan") under which eligible employees and directors of the Company may be granted stock options, stock appreciation rights or restricted stock. Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000.
Grants of options, stock appreciation rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant. Options granted under the 1995 plan vest immediately. As options mature, they revert to the 1998 Plan (see below).

During May 1999, the Company adopted its 1998 Equity Incentive Plan ("the 1998 Plan") to aid the Company in maintaining and developing a management team and attracting qualified officers and employees. A total of 2,041,800 shares of common stock may be subject to, or issued pursuant to, terms of the plan.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 7.  STOCKHOLDERS' EQUITY, Continued:

Stock option activity under the 1995 and 1998 Plans is summarized as follows:

                                                                Weighted
                                                                 Average
                                                Options      Exercise Prices

     Outstanding at December 31, 1999          2,108,000     $     0.99
                                             -----------     ----------

          Granted                                      -             -

          Expired                               (811,750)    $     2.23
                                             -----------     ----------

     Outstanding at December 31, 2000          1,296,250     $     0.21
                                             -----------     ----------

          Granted                                175,000     $     0.15

          Expired                               (104,450)    $     0.94

          Redeemed and converted
          to common stock                     (1,191,800)    $     0.13
                                             -----------     ----------

     Outstanding at December 31, 2001            175,000     $     0.15
                                             ===========     ==========

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 35 percent; and a risk-free interest rate of 6 percent.

HANOVER GOLD COMPANY, INC.
Notes to the Financial Statements, Continued:

NOTE 7.  STOCKHOLDERS' EQUITY, Continued:


The following table summarizes information about all stock options and warrants outstanding at December 31, 2001:

         Weighted                 Number        Options and warrants Out-
         Average                Outstanding     standing and Exercisable
         Exercise             and Exercisable  Weighted Average Remaining
          Prices                at 12/31/01     Contractual Life (years)

        $     0.25              1,630,000                  4
        $     0.15                175,000                  4
        ----------              ---------                 --
        $     0.24              1,805,000                  4
        ==========              =========                 ==

For the year ended December 31, 2001, no material difference existed between the reported net loss and pro forma net loss as calculated with the affect of the fair value of warrants outstanding pursuant to SFAS No. 123.

Under the accounting provisions of SFAS No. 123, the Company's net loss and net loss per share for the year ended December 31, 2000, would have been adjusted to the pro forma amounts indicated as follows:

                                                Year ended
                                            December 31, 2000

                      Net loss
                         As reported       $     (1,388,680)
                         Pro forma         $     (1,395,776)
                                           ================
                      Net loss per share
                         As reported       $          (0.12)
                         Pro forma         $          (0.12)
                                           ================