Form 10QSB
period 2002-03-31
HANOVER GOLD CO INC
filed 2002-05-08
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2002

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______

                         Commission file number: 0-23022

                           HANOVER GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              11-2740461
                --------                              ----------
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

Yes  [X]  No  [  ]

   At May 2, 2002, 18,571,866 shares of the registrant's common stock (par value
                           $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2002



                                TABLE OF CONTENTS


                                                                    Page

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements                                       1

Item  2:  Management's  Discussion  and
           Analysis  of  Financial  Condition  and
           Results  of  Operations                                    4


PART  II  -  OTHER  INFORMATION

Item  1:  Legal  Proceedings                                          6

Item  2:  Changes  in  Securities                                     6

Item  3:  Defaults  among  Senior  Securities                         6

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders 6

Item  5:  Other  Information                                          6

Item  6:  Exhibits  and  Reports  on  Form  8-K                       6


SIGNATURES







         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS



                                                       (UNAUDITED)
                                                        MARCH  31,      DECEMBER  31,
                                                           2002             2001

                                       ASSETS
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $      5,601   $     15,597
  Prepaid expenses and other current assets . . . . .         6,925         10,519
  Accounts receivable . . . . . . . . . . . . . . . .         6,000
                                                       -------------

    Total current assets. . . . . . . . . . . . . . .        18,526         26,116

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $25,978 and $25,248 . . . . . . .         1,022          2,261
  Mineral properties, net . . . . . . . . . . . . . .       727,612        750,000

Other assets:
  Other assets. . . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total assets. . . . . . . . . . . . . . . . . . .  $    751,160   $    782,377
                                                       =============  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .  $      7,773   $     34,171
  Notes payable to stockholders . . . . . . . . . . .        52,000         52,000
  Other accrued expenses. . . . . . . . . . . . . . .        14,305         13,523
  Accrued reclamation costs . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total current liabilities . . . . . . . . . . . .        78,078        103,694

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 18,571,866 and 18,368,546 shares
    issued and outstanding. . . . . . . . . . . . . .         1,857          1,837
  Additional paid-in capital. . . . . . . . . . . . .    27,247,439     27,227,127
  Deficit accumulated . . . . . . . . . . . . . . . .   (26,573,067)   (26,547,134)
  Treasury stock, at cost (19,668 shares) . . . . . .        (3,147)        (3,147)
                                                       -------------  -------------

    Total stockholders' equity. . . . . . . . . . . .       673,082        678,683
                                                       -------------  -------------

Total liabilities and stockholders' equity. . . . . .  $    751,160   $    782,377
                                                       =============  =============

 The accompanying notes are an integral part of the financial statements.
                                        1

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)






                                                               MARCH 31,        MARCH 31,
                                                                 2002             2001

Operating expenses:
  Depreciation and amortization                              $       730   $     1,951
  General and administrative expenses                             39,859        21,758
                                                             ------------  ------------

Operating loss                                                    40,589        23,709

Other expense (income):
  Gain on equipment transfer                                      (4,491)
  Interest expense, net                                              797         8,105
  Gain on sale of mineral property                               (10,962)
                                                             ------------     ----------
                                                                 (14,656)        8,105
                                                              ------------   ----------

Net loss                                                     $    25,933   $    31,814
                                                             ============  ============

Net loss per share-basic. . . . . . .                        $       Nil   $       Nil
                                                             ============  ============

Weighted average common
shares outstanding-basic                                      18,465,539    12,592,274
                                                             ============  ============


The accompanying notes are an integral part of the financial statements.
                                        2


                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)




                                                  MARCH  31,   MARCH  31,
                                                     2002        2001



Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $(25,933)  $(31,814)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Equipment transferred for services . . . . . .     5,000
  Gain on sale of mineral property . . . . . . .   (10,962)
  Gain on equipment transfer . . . . . . . . . .    (4,491)
  Depreciation and amortization. . . . . . . . .       730      1,951
Change in:
  Prepaid expenses . . . . . . . . . . . . . . .     3,594      6,130
  Accounts payable . . . . . . . . . . . . . . .     8,859      5,417
  Accrued payroll and payroll taxes. . . . . . .       (64)
  Other accrued expenses . . . . . . . . . . . .       782      8,512
                                                  ---------  ---------
    Net cash used by operating activities. . . .   (22,421)    (9,868)
                                                  ---------  ---------

Cash flows from investing activities:
  Proceeds from sale of mineral property . . . .     9,425
                                                  ---------
    Net cash provided by investing activities. .     9,425
                                                  ---------

Cash flows from financing activities:
  Proceeds from sale of common stock and options     3,000     11,500
                                                  ---------  ---------
    Net cash provided by financing activities. .     3,000     11,500
                                                  ---------  ---------

Net change in cash . . . . . . . . . . . . . . .    (9,996)     1,632

Cash, beginning of period. . . . . . . . . . . .    15,597      4,327
                                                  ---------  ---------
Cash, end of period. . . . . . . . . . . . . . .  $  5,601   $  5,959
                                                  =========  =========


The accompanying notes are an integral part of the financial statements.
                                        3



                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.     NATURE  OF  BUSINESS:

The historical objectives of the Company have been to invest in precious metal mining claims, namely gold and silver deposits having economic potential for development and mining. Recently, the Company has been involved in raising capital through sales of its unregistered common stock and warrants to finance the investigation of business opportunities outside the precious metals mining business.

The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 2002, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

The Company holds various mining properties in southwestern Montana. The Company had engaged in exploration and limited development activities on these properties, primarily in the Alder Gulch area of Montana, more or less continuously from 1992 to 1998. In September and October of 1998 the Company made the decision to terminate its leases with three of its landowner-lessors, primarily due to the passage of a Montana initiative, I-137, banning the use of cyanide in the process of extracting gold and silver, and the high carrying costs of the leases. As a result, the Company curtailed the majority of its exploration and development activities. To date, the Company has not established proven or probable reserves on any of its properties, and is currently not pursuing exploration or development activities. The Company's management has determined that until precious metal prices improve or until the Montana initiative is repealed, their business strategy is to decrease expenses, conserve remaining assets, and preserve the Company's form and existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,
     CONTINUED:

GENERAL,  CONTINUED:

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

RESULTS  OF  OPERATIONS

During the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001

For the three months ended March 31, 2002, the Company experienced a net loss of $25,933 compared to a net loss of $31,814, during the comparable period of the previous year. The decrease in net loss from 2001 to 2002 was primarily due to offsetting gains from the sale of mineral properties and transfer of equipment during 2002.

During the three-month periods ended March 31, 2002 and 2001, the Company generated no revenue. Depreciation and amortization decreased from $1,951 during the three-month period ended March 31, 2001, to $730 during the three-month period ended March 31, 2002. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses increased to $39,859 for the three-month period ended March 31, 2002, compared to $21,758 for the three-month period ended March 31, 2001. The increase in general and administrative expenses for the three-month period ended March 31, 2002, is primarily attributable to fees paid to a financial consultant, during the first quarter of 2002 as compared to the first quarter of 2001.

During the first quarter of 2002, the Company's Board of Directors resolved to transfer certain equipment to a consultant of the Company as compensation for management services provided. In connection with the transfer, the Company recorded compensation expense of $5,000 based on the estimated fair value of the equipment transferred, and recognized a gain on the transfer of $4,491. No similar transaction took place during the first quarter of 2001.

During the three-month period ended March 31, 2002, the Company negotiated the sale of two of its patented mining claims and four of its unpatented mining claims in the Virginia City Mining District of Montana in exchange for the extinguishment of an account payable of $17,925 owed the purchaser of the claims, and other consideration of $15,425. The Company recognized a gain on the sale of $10,962 and as of March 31, 2002 had realized cash proceeds of $9,425. At March 31, 2002, the Company had an account receivable of $6,000 relating to the sale of claims.

Net interest expense during the three-month period ended March 31, 2002, was $797, a substantial decrease from $8,105 of net interest expense during the three-month period ended March 31, 2001. The decrease in net interest expense was due to the extinguishment of certain notes payable during the fourth quarter of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED:

During the three-month period ended March 31, 2002, the Company used $22,421 of cash in its operating activities; and sales of restricted common stock and warrants provided $3,000 of cash.

During the first quarter of 2002, the Company satisfied an account payable due a financial consultant totaling $17,332 through the issue of 173,320 shares of unregistered common stock and an equal number of stock purchase warrants exercisable at $0.25 per share through December 1, 2005.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2001 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company expects to meet its 2002 obligations using funds from the sale of shares of its common stock and assets, there can be no assurance that it will be able to finance its obligations in subsequent periods.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 30,000 shares of its common stock and warrants for $0.10 per share and exchanged 173,320 shares of its common stock and warrants for an account payable of $17,332, during the first quarter of 2002 pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits
None

Reports  on  Form  8-K.     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HANOVER  GOLD  COMPANY,  INC.

                                   By:  /s/  Hobart  Teneff
                                        -------------------

                                        Hobart  Teneff,  its
                                        President
                                        Date:  May  7,  2002


                                   By:  /s/  Wayne  Schoonmaker
                                        -----------------------

                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date:  May  7,  2002