Form 10QSB
period 2002-06-30
HANOVER GOLD CO INC
filed 2002-07-30
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2002

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

Yes  [X]  No  [  ]

At July 30, 2002, 18,671,866 shares of the registrant's common stock (par value $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2002



                                TABLE OF CONTENTS


                                                                      Page

PART  I  -  FINANCIAL  INFORMATION

Item  1:  Financial  Statements                                        1

Item  2:  Management's  Discussion  and  Analysis  of  Financial
          Condition  and Results  of  Operations                       4


PART  II  -  OTHER  INFORMATION

Item  1:  Legal  Proceedings                                           7

Item  2:  Changes  in  Securities                                      7

Item  3:  Defaults  among  Senior  Securities                          7

Item  4:  Submission  of  Matters  to  a  Vote  of  Security  Holders  7

Item  5:  Other  Information                                           7

Item  6:  Exhibits  and  Reports  on  Form  8-K                        7


SIGNATURES                                                             8





         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS




                                                          (UNAUDITED)
                                                             JUNE 30,       DECEMBER 31,
                                                               2002            2001
ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $      3,350   $      15,597
  Prepaid expenses and other current assets . . . . .         2,733          10,519
                                                       -------------  --------------

    Total current assets. . . . . . . . . . . . . . .         6,083          26,116

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $16,528 and $25,248 . . . . . . .         3,476           2,261
  Mineral properties, net . . . . . . . . . . . . . .       727,612         750,000

Other assets:
  Other assets. . . . . . . . . . . . . . . . . . . .         4,000           4,000
                                                       -------------  --------------

    Total assets. . . . . . . . . . . . . . . . . . .  $    741,171   $     782,377
                                                       =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .  $        383   $      34,171
  Notes payable to stockholders . . . . . . . . . . .        52,000          52,000
  Other accrued expenses. . . . . . . . . . . . . . .        15,096          13,523
  Accrued reclamation costs . . . . . . . . . . . . .         4,000           4,000
                                                       -------------  --------------

    Total current liabilities . . . . . . . . . . . .        71,479         103,694

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 18,671,866 and 18,368,546 shares
    issued and outstanding. . . . . . . . . . . . . .         1,867           1,837
  Additional paid-in capital. . . . . . . . . . . . .    27,257,429      27,227,127
  Accumulated deficit . . . . . . . . . . . . . . . .   (26,586,457)    (26,547,134)
  Treasury stock, at cost (19,668 shares) . . . . . .        (3,147)         (3,147)
                                                       -------------  --------------

    Total stockholders' equity. . . . . . . . . . . .       669,692         678,683
                                                       -------------  --------------

    Total liabilities and stockholders' equity. . . .  $    741,171   $     782,377
                                                       =============  ==============

        The accompanying notes are an integral part of the financial statements.



                                               HANOVER GOLD COMPANY, INC.
                                               STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                     THREE  MONTHS   SIX  MONTHS     THREE  MONTHS  SIX  MONTHS
                                                         ENDED          ENDED           ENDED         ENDED
                                                     JUNE 30, 2002   JUNE 30, 2002   JUNE 30, 2001 JUNE 30, 2001


Operating expenses:
  Depreciation and amortization                       $       221   $       951   $     1,951   $     3,902
  General and administrative expenses                      12,297        52,156         9,760        31,518
                                                      ------------  ------------  ------------  -----------

Operating loss                                             12,518        53,107        11,711        35,420

Other expense (income):
  Gain on equipment transfer                                             (4,491)
  Interest expense, net                                       872         1,669         8,000        16,105
  (Gain) loss on sale of mineral property                               (10,962)       25,789        25,789
                                                       ------------  ------------  ------------  ----------
                                                              872       (13,784)       33,789        41,894
                                                       ------------  ------------  -----------  ------------

Net loss                                              $    13,390   $    39,323   $    45,500   $    77,314
                                                     ============  ============  ============   ===========

Net loss per share-basic. .            . . . . . . .  $    Nil      $     Nil     $    Nil      $     (0.01)
                                                      ===========  ===========    ===========   ===========
Weighted average common
shares outstanding-basic                                18,624,088    18,544,814    12,629,496   12,610,885
                                                      ============  ============  ============  ============




 The accompanying notes are an integral part of the financial statements.
                                                                2


                         HANOVER  GOLD  COMPANY,  INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                  SIX  MONTHS  SIX  MONTHS
                                                      ENDED      ENDED

                                                    JUNE 30,     JUNE 30,
                                                      2002         2001

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $ (39,323)  $ (77,314)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Equipment transferred for services . . . . . .      5,000
  (Gain) loss on sale of mineral property. . . .    (10,962)     25,789
  Gain on equipment transfer . . . . . . . . . .     (4,491)
  Depreciation and amortization. . . . . . . . .        951       3,902
Change in:
  Prepaid expenses . . . . . . . . . . . . . . .      7,786      12,760
  Accounts payable . . . . . . . . . . . . . . .      1,469      (1,615)
  Accrued payroll and payroll taxes. . . . . . .                    (64)
  Other accrued expenses . . . . . . . . . . . .      1,573      16,903
                                                  ----------  ----------
    Net cash used by operating activities. . . .    (37,997)    (19,639)
                                                  ----------  ----------

Cash flows from investing activities:
  Purchase of equipment. . . . . . . . . . . . .     (2,675)
  Proceeds from sale of mineral property . . . .     15,425       5,000
                                                  ----------  ----------
    Net cash provided by investing activities. .     12,750       5,000
                                                  ----------  ----------

Cash flows from financing activities:
  Borrowings under note payable to stockholders.                  2,000
  Proceeds from sale of common stock and options     13,000      11,500
                                                  ----------  ----------
    Net cash provided by financing activities. .     13,000      13,500
                                                  ----------  ----------

Net change in cash . . . . . . . . . . . . . . .    (12,247)     (1,139)

Cash, beginning of period. . . . . . . . . . . .     15,597       4,327
                                                  ----------  ----------
Cash, end of period. . . . . . . . . . . . . . .  $   3,350   $   3,188
                                                  ==========  ==========




   The accompanying notes are an integral part of the financial statements.
                                     3

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

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

The Company has no recurring source of revenue, has incurred operating losses since inception and, at June 30, 2002, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

GENERAL, CONTINUED:

During the third quarter of 2001, the Company engaged a geologist and an individual experienced in corporate finance to assist the Company in locating, evaluating and financing deep-water aquifer drilling projects. The Company believes that because of water shortages in various areas of the United States, substantial business opportunity may exist for entities that are able to develop the technology to locate and tap into deep-water aquifers and provide a source of renewable water that can be sold or leased to municipalities. To date, the Company has been unsuccessful in locating a deep-water aquifer business opportunity.

RESULTS  OF  OPERATIONS

During  the  three-month  period ended June 30, 2002 compared to the three-month period  ended  June  30,  2001

For the three months ended June 30, 2002, the Company experienced a net loss of $13,390 compared to a net loss of $45,500, during the comparable period in the previous year. The decrease in net loss from 2001 to 2002 was primarily due to the loss incurred in the sale of mineral properties during the second quarter of 2001.

During the three-month periods ended June 30, 2002 and 2001, the Company generated no revenue. Depreciation and amortization decreased from $1,951 during the three-month period ended June 30, 2001, to $221 during the three-month period ended June 30, 2002. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses increased to $12,297 for the three-month period ended June 30, 2002, compared to $9,760 for the three-month period ended June 30, 2001. The increase in general and administrative expenses for the three-month period ended June 30, 2002, is primarily attributable to travel expenses and fees paid to a financial consultant during the three-month period ended June 30, 2002 as compared to the similar period of 2001.

During the second quarter of 2001 the Company realized a net loss of $25,789 from the sale of two 1/3 fractional interests in mining claims located in Madison County, Montana. No similar sale took place during the comparable period in 2002.

Net interest expense during the three-month period ended June 30, 2002, was $872, compared to $8,000 of net interest expense during the three-month period ended June 30, 2001. The decrease in net interest expense was due to the extinguishment of certain notes payable during the fourth quarter of 2001.

During the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001

For the six months ended June 30, 2002, the Company experienced a net loss of $39,323 compared to a net loss of $77,314, during the comparable period of the previous year. The decrease in net loss from 2001 to 2002 was primarily due to gains from the sale of mineral properties and transfer of equipment during 2002; and a loss in the sale of mineral properties during the first six months of 2001.

During the six-month periods ended June 30, 2002 and 2001, the Company generated no revenue. Depreciation and amortization decreased from $3,902 during the six-month period ended June 30, 2001, to $951 during the six-month period ended June 30, 2002. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

RESULTS OF OPERATIONS, CONTINUED:

General and administrative expenses increased to $52,156 for the six-month period ended June 30, 2002, compared to $31,518 for the six-month period ended June 30, 2001. The increase in general and administrative expenses for the six-month period ended June 30, 2002, is primarily attributable to travel expenses and fees paid to a financial consultant, during the first six-months of 2002 as compared to the first six months of 2001.

During the first quarter of 2002, the Company's Board of Directors resolved to transfer certain equipment to a consultant of the Company as compensation for management services provided. In connection with the transfer, the Company recorded compensation expense of $5,000 based on the estimated fair value of the equipment transferred, and recognized a gain on the transfer of $4,491. No similar transaction took place during 2001.

During the six-month period ended June 30, 2002, the Company negotiated the sale of two of its patented mining claims and four of its unpatented mining claims in the Virginia City Mining District of Montana in exchange for the extinguishment of an account payable of $17,925 and cash of $15,425. During the second quarter of 2001, the Company realized a net loss of $25,589 from the sale of two fractional interest claims it sold for $5,000.

Net interest expense during the six-month period ended June 30, 2002, was $1,669 a substantial decrease from $16,105 of net interest expense during the six-month period ended June 30, 2001. The decrease in net interest expense was due to the extinguishment of certain notes payable during the fourth quarter of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the six-month period ended June 30, 2002, the Company used $37,997 of cash in its operating activities; and sales of restricted common stock and warrants provided $13,000 of cash.

During the first quarter of 2002, the Company satisfied an account payable due a financial consultant of $17,332 through the issue of 173,320 shares of its unregistered common stock and an equal number of stock purchase warrants exercisable at $0.25 per share through December 1, 2005.

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 130,000 shares of its common stock and warrants for $0.10 per share and exchanged 173,320 shares of its common stock and warrants for an account payable of $17,332, during the six-month period ended June 30, 2002, pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

             Exhibits
             None

             Reports  on  Form  8-K.
             None
                                               7

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HANOVER  GOLD  COMPANY,  INC.

                                       By:/s/  Hobart  Teneff
                                          -------------------

                                        Hobart  Teneff,  its
                                        President
                                        Date:  July 30, 2002


                                       By:/s/  Wayne  Schoonmaker
                                          -----------------------

                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date:  July 30, 2002