Form 10QSB
period 2002-09-30
HANOVER GOLD CO INC
filed 2002-10-25
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 2002

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

Yes  [X]  No  [  ]

   At October 18, 2002, 18,760,821 shares of the registrant's common stock (par value $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002




                                 TABLE  OF  CONTENTS



                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .     1

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . .     4


PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     7

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .     7

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .     7

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .     7

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .     7

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     7


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9








         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS


                                                        (UNAUDITED)
                                                        SEPTEMBER  30,     DECEMBER  31,
                                                            2002               2001

                                     ASSETS
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $      2,079   $     15,597
  Prepaid expenses and other current assets . . . . .        11,619         10,519
                                                       -------------  -------------

    Total current assets. . . . . . . . . . . . . . .        13,698         26,116

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $16,893 and $25,248 . . . . . . .         3,111          2,261
  Mineral properties, net . . . . . . . . . . . . . .       727,612        750,000

Other assets:
  Other assets. . . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total assets. . . . . . . . . . . . . . . . . . .  $    748,421   $    782,377
                                                       =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .                   $   34,171
  Notes payable to stockholders . . . . . . . . . . .  $     67,000         52,000
  Other accrued expenses. . . . . . . . . . . . . . .        15,982         13,523
  Accrued reclamation costs . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total current liabilities . . . . . . . . . . . .        86,982        103,694

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 18,760,821 and 18,368,546 shares
    issued and outstanding. . . . . . . . . . . . . .         1,876          1,837
  Additional paid-in capital. . . . . . . . . . . . .    27,266,315     27,227,127
  Accumulated deficit . . . . . . . . . . . . . . . .   (26,603,605)   (26,547,134)
  Treasury stock, at cost (19,668 shares) . . . . . .        (3,147)        (3,147)
                                                       -------------  -------------

    Total stockholders' equity. . . . . . . . . . . .       661,439        678,683
                                                       -------------  -------------

    Total liabilities and stockholders' equity. . . .  $    748,421   $    782,377
                                                       =============  =============



    The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         THREE MONTHS    NINE MONTHS   THREE MONTHS    NINE MONTHS
                                                             ENDED          ENDED          ENDED          ENDED
                                                         SEPTEMBER  30, SEPTEMBER  30, SEPTEMBER  30, SEPTEMBER  30,
                                                             2002           2002           2001           2001

Operating expenses:
  Depreciation and amortization                           $       365   $     1,316   $       841   $     4,743
  General and administrative expenses                          16,053        68,209        35,644        67,162
                                                          ------------  ------------  ------------  -----------

Operating loss                                                 16,418        69,525        36,485        71,905

Other expense (income):
  Gain on equipment transfer                                                 (4,491)
  Interest expense, net                                           730         2,399         3,098        19,203
  (Gain) loss on sale of mineral property                                   (10,962)                     25,789
  Option redemption expense                                                                71,627        71,627
                                                          ------------  ------------    -----------   ----------
                                                                  730       (13,054)       74,725       116,619
                                                          ------------  ------------    -----------    ---------

Net loss                                                  $    17,148   $    56,471   $   111,210   $   188,524
                                                          ============  ============  ============  ===========

Net loss per share-basic. . . . . . . . .                 $       Nil   $       Nil   $     (0.01)  $     (0.01)
                                                          ===========   ============  ============  ============
Weighted average common
shares outstanding-basic                                   18,746,158    18,611,982    14,236,919    13,154,957
                                                          ============  ============  ============  ===========




The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                    NINE MONTHS      NINE MONTHS
                                                       ENDED            ENDED
                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                       2002             2001

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $      (56,471)  $     (188,524)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Equipment transferred for services . . . . . .           5,000
  (Gain) loss on sale of mineral property. . . .         (10,962)          25,789
  Gain on equipment transfer . . . . . . . . . .          (4,491)
  Depreciation and amortization. . . . . . . . .           1,316            4,743
  Common stock issued for consulting services. .           8,896
  Option redemption expense. . .                  . . . . . . . .          71,627
  Reclamation of mineral properties. . . . . . .                          (23,000)
Change in:
  Prepaid expenses . . . . . . . . . . . . . . .          (1,100)           5,023
  Other assets . . . . . . . . . . . . . . . . .                           23,000
  Accounts payable . . . . . . . . . . . . . . .           1,085           19,520
  Accrued payroll and payroll taxes. . . . . . .                              (64)
  Other accrued expenses . . . . . . . . . . . .           2,459           20,437
                                                  ---------------  ---------------
    Net cash used by operating activities. . . .         (54,268)         (41,449)
                                                  ---------------  ---------------

Cash flows from investing activities:
  Purchase of equipment. . . . . . . . . . . . .          (2,675)
  Proceeds from sale of mineral property . . . .          15,425            5,000
                                                  ---------------  ---------------
    Net cash provided by investing activities. .          12,750            5,000
                                                  ---------------  ---------------

Cash flows from financing activities:
  Borrowings under notes payable to stockholders          15,000            2,000
  Proceeds from sale of common stock and options          13,000           64,000
                                                  ---------------  ---------------
    Net cash provided by financing activities. .          28,000           66,000
                                                  ---------------  ---------------

Net change in cash . . . . . . . . . . . . . . .         (13,518)          29,551

Cash, beginning of period. . . . . . . . . . . .          15,597            4,327
                                                  ---------------  ---------------
Cash, end of period. . . . . . . . . . . . . . .  $        2,079   $       33,878
                                                  ===============  ===============


The accompanying notes are an integral part of the financial statements.
                                3

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

2.     NATURE  OF  BUSINESS:

The historical objectives of the Company have been to invest in precious metal mining claims, namely gold and silver deposits having economic potential for development and mining.

The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 2002, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:


RESULTS  OF  OPERATIONS

During the three-month period ended September 30, 2002 compared to the three-month period ended September 30, 2001

For the three months ended September 30, 2002, the Company experienced a net loss of $17,148 compared to a net loss of $111,210, during the comparable period in the previous year. The decrease in net loss from 2001 to 2002 was primarily due to general and administrative expenses and expenses associated with redeeming outstanding stock purchase options that were incurred during the three-month period ended September 30, 2001 that were not incurred in the comparable period of 2002.

During the three-month periods ended September 30, 2002 and 2001, the Company generated no revenue. Depreciation and amortization decreased from $841 during the three-month period ended September 30, 2001, to $365 during the three-month period ended September 30, 2002. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses were $16,053 for the three-month period ended September 30, 2002, compared to $35,644 for the three-month period ended September 30, 2001. The decrease in general and administrative expenses for the three-month period ended September 30, 2002, is primarily attributable to expenses incurred related to procuring financing for investigation and research of deep-water aquifer water production opportunities during the three-month period ended 2001 that were not incurred in 2002.

Net interest expense during the three-month period ended September 30, 2002, was $730, compared to $3,098 of net interest expense during the three-month period ended September 30, 2001. The decrease in net interest expense was due to the extinguishment of certain notes payable during the fourth quarter of 2001.

During the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001

For the nine months ended September 30, 2002, the Company experienced a net loss of $56,471 compared to a net loss of $188,524, during the comparable period of the previous year. The decrease in net loss from 2001 to 2002 was primarily due to gains from the sale of mineral properties and transfer of equipment during 2002; a loss in the sale of mineral properties during the first nine months of 2001; and expenses associated with redeeming outstanding stock purchase options during the third quarter of 2001.

During the nine-month periods ended September 30, 2002 and 2001, the Company generated no revenue. Depreciation and amortization decreased from $4,743 during the nine-month period ended September 30, 2001, to $1,316 during the nine-month period ended September 30, 2002. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses were $68,209 for the nine-month period ended September 30, 2002, compared to $67,162 for the nine-month period ended
September  30,  2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

RESULTS  OF  OPERATIONS,  CONTINUED:

During the nine-month period ended September 30, 2002, the Company negotiated the sale of two of its patented mining claims and four of its unpatented mining claims in the Virginia City Mining District of Montana in exchange for the extinguishment of an account payable of $17,925 and cash of $15,425. During the second quarter of 2001, the Company realized a net loss of $25,589 from the sale of two fractional interest claims it sold for $5,000.

Net interest expense during the nine-month period ended September 30, 2002, was $2,399 a substantial decrease from $19,203 of net interest expense during the nine-month period ended September 30, 2001. The decrease in net interest expense was due to the extinguishment of certain notes payable during the fourth quarter of 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the nine-month period ended September 30, 2002, the Company used $54,268 of cash in its operating activities; and sales of restricted common stock and warrants provided $13,000 of cash. During the third quarter of 2002, proceeds from borrowings from the Company's president and other shareholders provided $15,000 of cash.

During the first quarter of 2002, the Company satisfied an account payable due a financial consultant of $17,332 through the issue of 173,320 shares of its unregistered common stock and an equal number of stock purchase warrants exercisable at $0.25 per share through December 1, 2005. During the third quarter of 2002, the Company issued 88,955 shares of its restricted common stock and 88,955 warrants to purchase shares of common stock at $0.35 per share to the same financial consultant for services provided. In connection with the issue, the Company recorded a consulting expense of $8,896.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2001 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company expects to meet its remaining 2002 obligations using funds from the sale of shares of its common stock and assets, there can be no assurance that it will be able to finance its obligations in subsequent periods.

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 130,000 shares of its common stock and warrants for $0.10 per share; exchanged 173,320 shares of its common stock and warrants for an account payable of $17,332; and issued 88,955 shares of its common stock and warrants to a consultant for his services provided during the nine-month period ended September 30, 2002, pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

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


                                   HANOVER  GOLD  COMPANY,  INC.

                                   By:  /s/Hobart Teneff

                                        Hobart  Teneff,  its
                                        President
                                        Date:  October  21,  2002

                                   By:  /s/Wayne Schoonmaker

                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date:  October  21,  2002

                                 CERTIFICATIONS

I,  Hobart  Teneff  certify  that:

1.     I  have reviewed this report on Form 10-QSB of Hanover Gold Company, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant  as  of,  and  for,  the  periods  presented  in  this  report.

Date:  October  21,  2002


     /s/ Hobart Teneff
     -----------------------------------
     Hobart  Teneff
     President

I,  Wayne  Schoonmaker,  certify  that:

1.     I  have reviewed this report on Form 10-QSB of Hanover Gold Company, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant  as  of,  and  for,  the  periods  presented  in  this  report.

Date:  October  21,  2002

     /s/ Wayne Schoonmaker
     -----------------------------------
     Wayne  Schoonmaker
     Principal  Accounting  Officer