Form 10KSB
period 2002-12-31
HANOVER GOLD CO INC
filed 2003-03-19
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
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

        Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

     COMMON STOCK                              OTC ELECTRONIC BULLETIN BOARD
     ------------                              -----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenue for its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant at January 15, 2003 was $1,077,331. The number of shares of common stock outstanding at said date was 18,780,489 shares. An additional 2,197,275 were deemed outstanding at said date pursuant to presently exercisable options.

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

PART  III

Item  9:   Directors,  Executive Officers, Promoters and Control Persons;
           Compliance  with  Section  16(a)  of  the  Exchange  Act          6
Item  10:  Executive  Compensation                                           8
Item  11:  Security Ownership of Certain Beneficial Owners and Management    9
Item  12:     Certain  Relationships  and  Related  Transactions             9

PART  IV

Item  13:  Exhibits Financial Statement Schedules and Reports on Form 8-K   10
Item  14:  Controls  and  Procedures                                        12

Certifications                                                              13

Signatures                                                                  17

Financial  Statements                                               FS-1-FS-15




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

Going Concern Qualification.  We are not presently engaged in mining operations,
----------------------------
we have no revenues from operations and we have incurred losses from operations since our inception. In addition, we had negative working capital at December 31, 2002. These factors have resulted in the inclusion of an explanatory paragraph in the report of our auditors relating to our ability to continue as a going concern. We do not know if or when this trend will be reversed.

No  Proven  or  Probable  Reserves.  We  do  not  have  any delineated proven or
-----------------------------------
probable ore reserves. Moreover, we will have to undertake significant additional exploration and evaluation of our mining properties before any such reserves can be delineated. We do not have any money to do this. Were we successful in financing exploration and establishing reserves, it is unlikely we would be able to attract a venture partner without first reacquiring all of the mining claims within the Virginia City mining district we were forced to relinquish over the course of the past four years for the reasons set forth elsewhere in this report.

Need  for Significant Additional Financing.  We may not be able to continue as a
-------------------------------------------
going concern. Were we to attract and obtain additional financing, it would likely come from the sale of common stock to some of our affiliates or from borrowings from these affiliates, which may or may not occur. Our ability to obtain financing is influenced by a number of factors, not the least of which are the price of gold and the regulatory and environmental climate for mining in Montana. Gold prices fluctuate widely and are motivated by external events such as inflation, the strengths of the United States dollar and the foreign currencies against which it trades, global and regional demands, the political and economic conditions of major gold producing countries, and the monetary and fiscal policies of the central banks as they pertain to the purchase, sale or leasing of gold. Although there are signs it may be changing, it is still very difficult to obtain regulatory and environmental approvals for mining operations in Montana.

Abandonment  of Mining Interests.  In November of 1998 Montana voters approved a
---------------------------------
citizens initiative, know as Initiative, I-137, which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in the state. The placement of the initiative on the ballot was the principal reason we defaulted in the payment of rentals and royalties on three of our Alder Gulch leases in the Virginia City Mining District in September and October that year. These defaults were not remedied and the leases have subsequently reverted to the holders of mineral title. The Alder Gulch leases were a significant part of our landholdings in the district.

Environmental Risks.  We are subject to environmental risk.  Were we to commence
--------------------
mining operations again, we could not assure anyone that we would be able to obtain insurance against such risk. Environmental coverage is generally not available to companies in the mining industry. Substantial liability for remediation would likely cause us to become insolvent.

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

-During 2002 we sold our interest in two patented and four unpatented claims and terminated our lease option of two other claims.

We currently own 121 unpatented mining claims and 32 patented mining claims in the Virginia City Mining District of Montana, and 31 patented mining claims near Norris and Pony, Montana, some 35 miles away. All but one of these claims were acquired in connection with our 1997 merger acquisition of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

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

Management and Financing Matters. During 2002 we sold a total of 130,000 shares of common stock, all of which were sold to non affiliates for $0.10 per share. In connection with the sales, we granted the purchasers options to purchase 130,000 additional shares of common stock at $0.25 per share. This has enabled us to remain solvent. We believe we can continue as a going concern so long as certain of our affiliates (and others, possibly) continue to purchase our shares, but we do not know how long this arrangement will continue.

Also during 2002, the Company issued 172,285 shares of common stock in exchange for services valued at $17,229 and issued 89,990 shares of common stock for a payable in the amount of $8,999. Stock purchase warrants were issued in connection with these stock issuances: 173,320 warrants exercisable at $0.25 per share and 88,955 warrants exercisable at $0.35 per share, all warrants expire in 2005.

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

We believe we are in substantial compliance with the environmental laws and regulations. During 2001 we commenced reclamation work on our mining properties and reduced our reclamation liabilities from $27,000 at the beginning of the year, to $4,000 at the end of 2001. Our reclamation liability remained at $4,000 at the end of 2002.




          [The balance of this page has been left blank intentionally.]

ITEM  2.  DESCRIPTION  OF  PROPERTY

Overview. Our mining properties are located within the upper part of Brown's Gulch, Hungry Hollow, and Barton Gulch within the Virginia City Mining District of Montana. Thirty-two patented and 121 unpatented mining claims are within the Virginia City Mining District and another 31 patented claims are located near Pony and Norris, Montana. These claims were acquired in September 1997, in conjunction with our merger acquisition of Easton-Pacific. In addition to the significant placer production that came from the adjoining Alder Gulch, gold has been produced from lode mines located in Alder Gulch, Brown's Gulch, and Hungry Hollow since the late nineteenth century, although there are no reliable production records. We believe the historical mining activities and geology of the district are indicative of large gold-bearing mineral systems, and that the district has a very high potential for additional discovery. The topography is mountainous, although the properties are seasonally accessible by road.

The Nature of Our Interest in the Properties. We own or hold nearly all of our 182 claims outright. Those several claims that we do not own or hold outright are held through a lease with a 2.5% net smelter production royalty, which becomes payable once minerals are produced from the claims.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2002, and we did not hold an annual meeting of shareholders during 2002.

                                    PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market Information. The following table sets forth the range of high and low bid prices per share for our common stock for 2002 and 2001 as reported on the OTC Electronic Bulletin Board ("OTCBB"). The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.


                             2002              2001
                        LOW       HIGH     LOW      HIGH
                       ------    -----    -----     -----

First Quarter.         $0.12     $0.15     $0.07     $0.17
Second Quarter         $0.09     $0.20     $0.12     $0.28
Third Quarter.         $0.06     $0.15     $0.12     $0.19
Fourth Quarter         $0.06     $0.12     $0.12     $0.15


ITEM  5.  MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, CONTINUED:

Holders. At January 15, 2003, approximately 400 persons held our shares of record. We believe approximately 1,600 persons beneficially own our shares.

Dividends. We have not declared any cash or stock dividends on our common stock since inception and we do not anticipate declaring or paying any cash or stock dividends in the future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

OVERVIEW

We intend to hold our 121 unpatented mining claims through the next twelve months. We were able to pay our obligations in 2002 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months in the same fashion.

We financed our obligations during the year ended December 31, 2002, by selling 130,000 shares of common stock to non-affiliates at $0.10 per share. (As previously noted, we also granted a 130,000 common stock purchase warrant, exercisable at $0.25 per share.)

We are required to make annual payments of $12,100 to the United States Department of the Interior's Bureau of Land Management in order to maintain our unpatented claims. These are significant expenses. Unless the persons who have been willing to purchase our shares in the past (being certain of our affiliates and one non-affiliate) are willing to purchase additional shares annually, in amounts sufficient to cover the amount of these payments, we may be forced to relinquish these claims.

We have no assurance we will be able to sell our shares or, failing that, borrow the funds necessary to finance our obligations for the balance of 2003 and thereafter. We do not have any paid employees and we do not intend to hire any employees during the next twelve months. During 2002, we paid $6,500 to four consultants for accounting and office oversight services.

We have incurred an accumulated deficit of $26,612,657 for the period from inception through December 31, 2002. Unless we are able to borrow additional funding or sell shares of our common stock, we will continue to experience a shortage of working capital. Because of this, our independent certified public accountants have included a paragraph in their reports on our financial statements relative to our ability to continue as a going concern.

At December 31, 2002, we had net operating losses for tax purposes of approximately $20,000,000, which may be offset against future taxable income through 2022. No tax benefit has been reported in the financial statements, as we believe there is a significant chance the net operating loss carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

RESULTS  OF  OPERATIONS

During the year ended December 31, 2002 compared to the year ended December 31, 2001

For the year ended December 31, 2002, we experienced a net loss of $65,523, or a minimal loss per basic weighted share, compared to a net loss of $867,367, or $0.06 per share, during the year ended December 31, 2001. The decrease in the net loss during 2002 is principally due to no write-off adjustments to mineral properties in 2002 as compared to 2001.

ITEM  6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:

During the years ended December 31, 2002 and 2001 we generated no revenue. Depreciation and amortization decreased from $5,585 for the year ended December 31, 2001, to $1,447 for the year ended December 31, 2002. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives during 2002.

General and administrative expenses decreased to $76,119 for the year ended December 31, 2002, compared to $152,261 for the year ended December 31, 2001. The decrease in general and administrative expenses for the year ended December 31, 2002, is primarily attributable to termination of the Company's program of investigating deep-aquifer water opportunities.

During 2001, we wrote off mineral property interests totaling $589,211, as a result of our decision not to renew a lease/option agreement relating to six lode mining claims; and the abandonment of a leasehold interest in a separate claim; and in connection with our assessment of the fair value of our remaining mineral properties. There was no corresponding write-down of mineral property carrying value in 2002. We periodically review the fair value of our mineral properties and will continue to adjust their carrying values as additional properties are abandoned or their values impaired.

We sold our interests in certain patented an unpatented mining claims during the years ended December 31, 2002 and 2001. In connection with those sales, we recognized a gain of $10,962 in 2002 and a loss of $25,789 in 2001.

Prior to 2001, we had accrued $27,000 relating to reclamation costs associated with our Montana mining properties. During 2001, we performed a substantial amount of reclamation work, and reduced our reclamation accrual by $23,000, adjusting the balance at December 31, 2001 to $4,000. During 2002, we performed no additional reclamation work and we believe that our remaining liability at December 31, 2002, is adequate to fulfill the remainder of our reclamation responsibilities, and, accordingly, no adjustment to the accrual was recorded in 2002.

During the third quarter of 2001, we recorded an expense of $74,517 in connection with the redemption of outstanding stock purchase options (see Liquidity and Capital Resources). No such expense was recorded during 2002.

Net interest expense during the year ended December 31, 2002, was $3,410, compared to $20,004 of net interest expense during the year ended December 31, 2001. The decrease in net interest expense during 2002 was primarily due to a substantial decrease in notes payable during 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have been an exploration stage mining company since our inception on May 2, 1990. At December 31, 2001, we exited the exploration stage when we determined we would no longer continue exploration activities on our mineral property holdings. At December 31, 2002, we had no recurring sources of revenue and had negative working capital.

Due to our lack of revenues and negative working capital, our independent accountants included a paragraph in our 2002 financial statements relating to a going concern uncertainty. To continue as a going concern we must continue to acquire additional capital resources through the sale of our assets or securities. Although the we expect to meet our 2003 obligations using funds from the sale of shares of common stock and assets, there can be no assurance that we will be able to finance our obligations in subsequent periods.

ITEM  6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:

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

During 2002, we sold 130,000 shares of our common stock to non-affiliates for $0.10 per share and 130,000 stock purchase warrants exercisable at $0.25 per share and expiring in 2005. The sales of common stock and warrants were pursuant to a private placement offering to sell up to 1,500,000 shares of common stock and warrants.

During the year ended December 31, 2002, we used $59,098 of cash in our operating activities. Borrowings under notes payable to stockholders provided $19,000 of cash, and $15,425 of cash was generated from the sale of fractional interests in two patented and four unpatented mining claims.

ITEM  7.  FINANCIAL  STATEMENTS

Our financial statements of the registrant are included herein on pages F/S-1 to F/S-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2002 are set out below. The Company's board of directors consisted of four members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. The board of directors appoints the executive officers annually.




           NAME                 AGE                  POSITION
       Hobart Teneff . . .. .    82             President, Chief Executive
                                                Officer and a Director
       James A. Fish . . .. .    72             Vice President and a Director
       Neal A. Degerstrom. .     78             Director
       Robert E. Kovacevich. .   59             Director
       Wayne Schoonmaker(1). .   65             Secretary and Treasurer

(1)Mr.  Schoonmaker  is  not  an  executive  officer.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, CONTINUED:

Biographies  of  Directors,  Executive  Officers,  and  Key  Individuals.

Hobart  Teneff.  Mr.  Teneff  was  appointed  a  director,  president  and chief
--------------
executive officer on June 1, 1999. From 1975 through 1988 Mr. Teneff served as president of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. He was also president, chief executive officer and a director of Pegasus Gold Inc. from 1976 through 1987 and President of Argo Gold Inc. and Montoro Inc. prior to their being merged into Pegasus in 1980 and 1981, respectively. Since 1950, Mr. Teneff has been president of General Equipment Inc. a privately held company in the industrial water, air, and heat transfer Equipment business. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

James  A. Fish.  Mr. Fish was appointed a director in September of 1995 and vice
--------------
president in October 1998. From early 1996 until October of 1998, he also served as president and chief executive officer. Mr. Fish is also vice president and general counsel for N.A. Degerstrom, Inc. since 1987. N.A. Degerstrom, Inc. is a privately held company based in Spokane, Washington that has been engaged in railroad, heavy highway, bridge and dam construction, large open pit mining, and worldwide mineral exploration since 1904. Prior to 1987, Mr. Fish was in private law practice with the firm of Winston & Cashatt in Spokane, Washington (from 1980 through 1987), and the firm of Fish, Schultz &
Tombari, also in Spokane (from 1962 through 1980). Mr. Fish was employed as superintendent at S&F Construction from 1955 through 1962, and served in the Navy from 1952 to 1955. He received a bachelor's degree in geology from Berea College in Kentucky in 1952 and a law degree from Gonzaga University School of Law in 1962.

Neal  A.  Degerstrom.  Mr.  Degerstrom  was appointed a director in September of
--------------------
1995. He is president of N. A. Degerstrom, Inc, and prior to that was the managing partner of N. A. Degerstrom Company, the predecessor in interest to N.
A. Degerstrom, Inc. Mr. Degerstrom has been a member of the Advisory Board of the College of Engineering at Washington State University, president of the Spokane Chapter of Associated General Contractors, a member of the Society of Explosives Engineers and the Society of Mining Engineers, and a trustee of the Northwest Mining Association. He received a Civil Engineering degree from Washington State University in 1949.

Robert E. Kovacevich.  Mr. Kovacevich was appointed a director in May, 2000.  He
--------------------
is an attorney specializing in taxation and has been in private practice in Spokane, Washington since 1972. Mr. Kovacevich has an undergraduate degree from St. Martins College, a juris doctorate degree with honors from Gonzaga University, and an LLM in taxation from New York University. He is a member of the Washington State Bar Association, the American Bar Association, the Spokane Bar Association, the Federal Bar Association, the Association of Trial Lawyers and the steering committee for Deaconess Hospital. Mr. Kovacevich has taught as an instructor at the Gonzaga University's School of Business and at the Gonzaga School of Law since 1980.

Wayne  Schoonmaker.  Mr.  Schoonmaker  was  appointed secretary and treasurer in
------------------
January of 1996. From 1981 until 1993, he was financial manager of the Northwest Mining Department of ASARCO, and from 1978 until 1981 was Chief Accountant at ASARCO's Troy Unit in Montana, where he was responsible for the installation and implementation of the accounting system for the start-up of the Troy mine. From July of 1978 through December of 1978, Mr. Schoonmaker was assistant treasurer of the Bunker Hill Company, and from 1964 to 1978, he was assistant corporate secretary of Hecla Mining Company. Mr. Schoonmaker received a Bachelor of Science degree in Accounting from the University of Montana in 1962 and a MBA from the University of Idaho in 1987. He is a certified public accountant in Idaho and Montana.

Committees of the Board of Directors. The only standing committee of our board of directors is the audit committee, comprised of Mr. Kovacevich. We do not have a compensation committee or a nominating committee. The board of directors as a whole acts as the compensation committee and the nominating committee.

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

ITEM  10.  EXECUTIVE  COMPENSATION

Annual Compensation. No compensation was paid to any officer, director or control person during the year 2002. As previously noted, during the year we paid $6,500 to four consultants, for accounting and office oversight services. Included in these payments, was $5,000 paid to Frank Duval and two other members of his immediate family. Mr. Duval is not an officer or director, but may be deemed to be an affiliate by virtue of his relationship to us.

Stock Options. We currently maintain a stock option plan known as the 1998 Equity Incentive Plan ("the Plan"). The Plan provides for the issuance of incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986, as amended ("the Code"), and options that do not qualify under the Code. Key individuals, including our officers, directors, employees and consultants, are eligible to receive grants of options under the Plan. Incentive stock options are exercisable under the Plan at prices equivalent to the mean of the high and low sales prices of the common stock, as reported by the Nasdaq SmallCap Market or a national exchange as of the date of grant (110% of such sales prices in the case of incentive stock options granted to any person owning more than 10% of the total combined voting power of all classes of our stock). If our stock is not traded on Nasdaq or a national securities exchange then the board of directors is authorized under the Plan to determine exercise prices in accordance with Sec. 422 of the Code. Under the Plan non-qualified stock options may be granted at no less than 85% of fair market value as defined under the Plan.

Options for 1,325,000 of the 3,000,000 shares available under the Plan (inclusive of options available under the now defunct 1995 Stock Option Plan) had been granted at December 31, 2002. Of these options 1,150,000 had been converted to 575,000 shares of the Company's restricted common stock. The compensation committee of the board of directors administers the 1998 Equity Incentive Plan. The committee's function is to determine those persons entitled to receive an award based on their contributions to our long-term growth and financial success. The committee also determines the type of an award, the amount of an award, and its terms. No options were granted under the Plan during the year ended December 31, 2002.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of January 15, 2003, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 18,780,489 outstanding shares. An additional 2,197,275 shares were deemed outstanding at such date.




                                                AMOUNT AND NATURE OF BENEFICIAL                               PERCENT
    NAME OF OWNER                        OWNERSHIP (ALL DIRECT UNLESS OTHERWISE NOTED)                       OF CLASS
  Raymond A. Hanson (1). . . . . . .                        1,465,710                                           7.8%
  James A. Fish (2), (3) . . . . . .                          260,451                                           1.4%
  Neal A. Degerstrom (2), (4). . . .                        3,735,410                                          19.9%
  Hobart Teneff (2), (5) . . . . . .                        2,456,673                                          13.1%
  Robert E. Kovacevich(2). . . . . .                                0                                           0.0%
  James J. Nierengarten (6). . . . .                        2,474,425                                          13.2%
  Frank Duval (7). . . . . . . . . .                        1,000,000                                           5.3%

  All directors and executive
  Officers as a group (4 persons)(8)                        6,452,534                                          34.4%


(1) The shares attributed to Mr. Hanson include 1,357,493 shares owned by Hanson Industries, Inc.

(2)     Director.

(3)     Mr.  Fish  is  vice  president.

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

(8)     See  footnotes  3,  4,  and  5  above.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

See  Notes  5,  6  and  7  to  the  financial statements at FS-12 through FS-15.

                                     PART IV

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

Exhibits. The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

EXHIBIT  NO.                    EXHIBIT
------------                    -------

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

EXHIBIT  NO.               EXHIBIT
------------               -------

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

EXHIBIT  NO.                 EXHIBIT
------------                 -------

99.2 Opinion of Grossman Tuchman & Shah, LLP dated May 16, 1996 concerning the financial statements of Hanover Resources, Inc. and Group S Limited for the years ended December 31, 1995 and 1994. Filed as part of the financial statements of the registrant included in the registrant's registration statement on Form S-1 (Commission File No. 33-3882) and incorporated by reference herein.

During the fourth quarter of 2002 the Company filed no reports on Form 8-K.

Financial Statements. An index to the financial statements included in this report appears at page FS-1. The financial statement appear at page FS-2 through FS-15 of this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

The Registrant's President, and the Registrant's Principal accounting officer have evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President, and the Registrant's Principal Accounting Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

                                 CERTIFICATIONS

I,  Hobart  Teneff,  certify  that:

1.     I have reviewed this annual report on Form 10-KSB of Hanover Gold
Company, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003

/s/Hobart  Teneff
-----------------
Hobart  Teneff
President,  and  Chief  Executive  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  March 17, 2003
       -------------------
/s/  Hobart  Teneff
-------------------
Hobart  Teneff
President  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Wayne  Schoonmaker,  certify  that:

1.     I  have  reviewed  this  annual  report  on  Form  10-KSB of Hanover Gold
Company,  Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual report.

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 17, 2003

/s/Wayne  Schoonmaker
---------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.     This  Annual  Report on Form 10-KSB of the Registrant for the fiscal year
ended  December  31,     2002,  as  filed  with  the  Securities  and  Exchange
Commission  (the  "report"), fully complies with     the requirements of Section
13(a)  or  15(d)  of  the  Securities  Exchange  Act  of  1934;  and

2.     The  information contained in the report fairly presents, in all material
respects,  the  financial     condition  and  results  of  operations  of  the
Registrant.

Date:  March 17, 2003
       -------------------
/s/Wayne  Schoonmaker
---------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HANOVER  GOLD  COMPANY,  INC.

                                    By:     /s/  Hobart  Teneff
                                            -------------------
                                            Hobart Teneff, its President and
                                            Chief  Executive  Officer
                                            Date:  March 17, 2003

                                    By:     /s/  Wayne  L.  Schoonmaker
                                            ---------------------------
                                            Wayne  L.  Schoonmaker,  its
                                            Principal  Accounting  Officer
                                            Date:  March 17, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:   /s/  Neal  A.  Degerstrom     By:     /s/  Wayne  L.  Schoonmaker
      -------------------------             ---------------------------
      Neal  A.  Degerstrom                  Wayne  L.  Schoonmaker
      Director                              Secretary/Treasurer
      Date:  March 17, 2003                 Date:  March 17, 2003

By:   /s/  Hobart  Teneff           By:     /s/  Robert  E.  Kovacevich
      -------------------                   ---------------------------
      Hobart  Teneff                        Robert  E.  Kovacevich
      Director                              Director
      Date:  March 17, 2003                 Date:  March 17, 2003

                             HANOVER GOLD COMPANY, INC.
                                TABLE OF CONTENTS



Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . .      FS-3

Statements of Operations for the Years Ended December 31, 2002 and 2001      FS-4

Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2002 and 2001. . . . . . . . . . . . . . . . . . . . . . .      FS-5

Statements of Cash Flows for the Years Ended December 31, 2002 and 2001      FS-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . .  FS-7-FS-15

                                              FS-1

Report  of  Independent  Certified  Public  Accountants

Board  of  Directors
Hanover  Gold  Company,  Inc.


We have audited the accompanying balance sheets of Hanover Gold Company, Inc. ("the Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/ DeCoria, Maichel, & Teague P.S.

Spokane,  Washington
February  3,  2003

HANOVER  GOLD  COMPANY,  INC.
BALANCE  SHEETS
December  31,  2002  and  2001


                                   ASSETS

                                                               2002           2001
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $      1,249   $     15,597
  Prepaid expenses. . . . . . . . . . . . . . . . . .         9,028         10,519
                                                       -------------  -------------

    Total current assets. . . . . . . . . . . . . . .        10,277         26,116
                                                       -------------  -------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $17,022 and $25,248 . . . . . . .         2,980          2,261
  Mineral properties, net . . . .   . . . . . . . . .       727,612        750,000
                                                       -------------  -------------
                                                            730,592        752,261
Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total assets. . . . . . . . . . . . . . . . . . .  $    744,869   $    782,377
                                                       =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . .  $        400   $     34,171
  Notes payable to stockholders and related parties .        71,000         52,000
  Accrued interest payable. . . . . . . . . . . . . .        17,081         13,523
  Accrued reclamation costs . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total current liabilities . . . . . . . . . . . .        92,481        103,694
                                                       -------------  -------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 18,760,821 and 18,368,546 shares
    issued and outstanding. . . . . . . . . . . . . .         1,876          1,837
  Additional paid-in capital. . . . . . . . . . . . .    27,266,316     27,227,127
  Accumulated deficit . . . . . . . . . . . . . . . .   (26,612,657)   (26,547,134)
  Treasury stock, at cost (19,668 shares) . . . . . .        (3,147)        (3,147)
                                                       -------------  -------------

    Total stockholders' equity. . . . . . . . . . . .       652,388        678,683
                                                       -------------  -------------
    Total liabilities and stockholders' equity. . . .  $    744,869   $    782,377
                                                       =============  =============


       The accompanying notes are an integral part of the financial statements.

HANOVER  GOLD  COMPANY,  INC.
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2002  and  2001



                                                      2002            2001
Operating expenses:
  Depreciation                                    $     1,447   $     5,585
  General and administrative expenses                  76,119       152,261
                                                  ------------  -----------
                                                       77,566       157,846
                                                   ------------  ----------

Operating loss                                         77,566       157,846
                                                  ------------   ----------

Other expense (income):
  Write-off of mineral properties                                   589,211
  Loss (gain) on sale of mineral properties           (10,962)       25,789
  Option redemption expense                                          74,517
  Interest expense, net                                 3,410        20,004
  Gain on transfer of equipment                        (4,491)
                                                  ------------    ---------
                                                      (12,043)      709,521
                                                   ------------    --------

Net loss                                          $    65,523   $   867,367
                                                  ============  ============

Net loss per share-basic. . . . . . . . . .       $    Nil      $      0.06
                                                  ============  ===========

Weighted average common
shares outstanding-basic                           18,650,827    14,415,885
                                                  ============  ===========

   The accompanying notes are an integral part of the financial statements.

HANOVER  GOLD  COMPANY,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  December  31,  2002  and  2001

                                              ADDITIONAL
                                             COMMON STOCK    PAID-IN     TREASURY     ACCUMULATED
                                                SHARES        AMOUNT      CAPITAL        STOCK         DEFICIT       TOTAL
                                             -------------  ----------  -----------  -------------  -------------  ----------
Balance, December 31, 2000. . . . . . . . .    12,514,496   $   1,252   $26,760,555  $     (3,147)  $(25,679,767)  $1,078,893

Issuance of common stock and options
  for cash ($0.10 to $0.15/share) . . . . .       745,000          74       105,926                                   106,000

Issuance of stock options for services. . .                                  10,000                                    10,000

Issuance of common stock for notes payable
  to shareholder and accrued interest
  thereon ($0.20/share) . . . . . .    .  .     1,383,200         138       276,502                                   276,640

Issuance of common stock to redeem options.     3,725,850         373        74,144                                    74,517

Net loss. . . . . . . . . . . . . . . . . .                                                             (867,367)   (867,367)
                                              -----------   ---------   -----------  ------------   ------------   ---------
Balance, December 31, 2001. . . . . . . . .    18,368,546   $   1,837   $27,227,127  $     (3,147)  $(26,547,134)  $  678,683

Issuance of common stock for
  cash ($0.10/share). . . . . . . . . . . .       130,000          13        12,987                                    13,000

Issuance of common stock for consulting
  services ($0.10/share). . . . . . . . . .       172,285          17        17,212                                    17,229

Issuance of common stock for payable
  ($0.10/share) . . . . . . . . . . . . . .        89,990           9         8,990                                     8,999

Net loss. . . . . . . . . . . . . . . . . .                                                              (65,523)    (65,523)
                                             -------------  ----------  -----------  ------------   ------------   ----------
Balance, December 31, 2002. . . . . . . . .    18,760,821   $   1,876   $27,266,316  $     (3,147)  $(26,612,657)  $  652,388
                                             =============  ==========  ===========  =============  =============  ==========


    The accompanying notes are an integral part of the financial statements.
                                      FS-5

HANOVER  GOLD  COMPANY,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2002  and  2001


                                                    2002        2001

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $(65,523)  $ (867,367)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Loss (gain) on sale of mineral property. . . .   (10,962)      25,789
  Common stock issued for services . . . . . . .    17,229       10,000
  Equipment transferred for services . . . . . .       509
  Option redemption expense. . . . . . . . . .             .     74,517
  Abandonment of equipment . . . . . . . . . . .                    304
  Write-down of mineral properties . . . . . . .                589,211
  Depreciation . . . . . . . . . . . . . . . . .     1,447        5,585
  Reclamation of mineral properties. . . . . . .                (23,000)
  Common stock issued for accrued interest . . .                 29,640
Change in:
  Prepaid expenses . . . . . . . . . . . . . . .     1,491        7,243
  Reclamation bonds. . . . . . . . . . . . . . .                 23,000
  Accounts payable . . . . . . . . . . . . . . .    (6,847)      31,702
  Accrued interest payable . . . . . . . . . . .     3,558       (8,354)
                                                  ---------   ---------
    Net cash used by operating activities. . . .   (59,098)   (101,730)
                                                  ---------  ----------

Cash flows from investing activities:
  Proceeds from sale of mineral property . . . .    15,425        5,000
  Purchase of equipment. . . . . . . . . . . . .    (2,675)
                                                  ---------  ----------
    Net cash provided by investing activities. .    12,750        5,000
                                                  ---------  ----------

Cash flows from financing activities:
  Borrowings under notes payable to stockholders
  and related parties. . . . . . . . . . . . . .    19,000        2,000
Proceeds from sale of common stock . . . . . . .    13,000      106,000
                                                  ---------  ----------
    Net cash provided by financing activities. .    32,000      108,000
                                                  ---------  ----------

Net change in cash . . . . . . . . . . . . . . .   (14,348)      11,270
Cash, beginning of year. . . . . . . . . . . . .    15,597        4,327
                                                  ---------  ----------
Cash, end of year. . . . . . . . . . . . . . . .  $  1,249   $   15,597
                                                  =========  ==========

Supplemental schedule of non-cash investing and
financing activities:
Common stock issued for the extinguishment
  of notes payable and accrued interest. . . . .               $276,640
                                                               =========
Common stock issued for payable. . . . . . . . .  $  8,999
                                                  =========
Payable forgiven in connection with
     sale of mineral property. . . . . . . . . .  $ 17,925
                                                  =========


   The accompanying notes are an integral part of the financial statements.
                                     FS-6

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS


NOTE  1     .  ORGANIZATION  AND  DESCRIPTION  OF  BUSINESS

Hanover Gold Company, Inc. (the "Company") was formed to acquire gold mining properties in southwestern Montana for exploration and future development. The Company, which is the successor-company to an entity incorporated in the state of Delaware in 1984, commenced its operations in May 1990.

Business  combinations
----------------------

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

Going  concern
--------------

The Company has no recurring source of revenue, has incurred operating losses since inception, and has negative working capital. Additionally, in response to the impact of mining related legislation in Montana, the Company has abandoned a significant portion of its mining interests in Montana. These conditions raise substantial doubt as to the Company's ability to continue as a going concern.

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

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Reclassification
----------------

Certain reclassifications have been made to the 2001 financial statements in order to conform to the 2002 presentation. These reclassifications have no effect on net loss, total assets or stockholders' equity as previously reported.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Furniture  and  equipment
-------------------------

Furniture and equipment are carried at original acquisition cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from five to seven years. Depreciation expense was $1,447 and $5,585, for 2002 and 2001, respectively. During 2001 the Company abandoned certain equipment and buildings that had become obsolete or were not locatable. In connection with the abandonments, the Company recognized a charge to operations of $304 representing the net book value of the abandoned assets for the year ended December 31, 2001.

Mineral  properties
-------------------

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

Net  loss  per  share
---------------------

Statement of Financial Accounting Standards, No. 128, "Earnings Per Share," ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As the Company's stock options and warrants are antidilutive for all periods presented, only basic EPS is presented. At December 31, 2002 and 2001, outstanding options and warrants to purchase 2,197,275 and 1,805,000 shares, respectively, of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

Income  taxes
-------------

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

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Estimates
---------

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fair  value  of  financial  instruments
---------------------------------------

The carrying amounts reported on the balance sheets as of December 31, 2002 and 2001, for cash equivalents, accounts payable and accrued interest payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable to stockholders and related parties approximate its carrying value.

Impaired  asset  policy
-----------------------

The Company reviews its long-lived assets periodically to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Stock-based  compensation
-------------------------

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

Reclamation  costs
------------------

Site reclamation and restoration costs are estimated based upon environmental regulatory requirements. The Company accrues costs associated with environmental remediation obligations when it is probable such costs will be incurred and they are reasonably estimable. At December 31, 2002 and 2001, the Company had accrued $4,000 in reclamation costs for its mineral properties.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  accounting  pronouncements
-------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The Company believes that the adoption of SFAS No. 145 will not have a material impact on its reported financial position or results of operations.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  accounting  pronouncements,  Continued:
--------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

NOTE  3.  MINERAL  PROPERTIES

The Company's mineral properties consist of various patented and unpatented lode mining claims and leasehold mining interests in Madison County, Montana. The claims are located principally in the Virginia City Mining District and near the towns of Pony and Norris, Montana.

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

During 2001, the Company's management decided not to renew a lease and option agreement relating to six lode mining claims and abandoned a leasehold interest in a separate claim in the Alder Gulch group of claims located in the Virginia City Mining District of Montana. As a result, and in connection with the Company's periodic review of the carrying value of its mineral properties, $589,211 was included in net loss for the year ended December 31, 2001, adjusting the carrying value of the Company's mineral properties to $750,000 at December 31, 2001.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  3.  MINERAL  PROPERTIES,  CONTINUED:

During 2002, the Company sold two patented and four unpatented mining claims to a shareholder for $33,350. The purchase price was paid with $15,425 in cash and the extinguishment of $17,925 due the shareholder for reclamation services performed by him on the Company's behalf. In connection with the sale, the Company recognized a gain of $10,962.

NOTE  4.  INCOME  TAXES

At December 31, 2002 and 2001, the Company had net deferred tax assets of approximately $7,500,000 and $7,400,000, respectively. The deferred tax assets principally arose from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2002 and 2001, has been established.

At December 31, 2002 and 2001, the Company had net operating loss carryforwards of approximately $20,109,000 and $20,043,000, respectively, which expire in the years 2006 through 2022. The utilization of a portion of these carryforwards is subject to limitations imposed by the Internal Revenue Code.

NOTE  5.  NOTES  PAYABLE

At December 31, 2002 and 2001, the Company had the following notes payable to stockholders and related parties:

At December 31, 2002 and 2001, the Company had the following notes payable to stockholders and related parties:



                                                                    2002       2001
Notes payable on demand; bearing interest equal to the
  Bank of America's prime rate (which was 4.25% at
  December 31, 2002) plus two percent, unsecured:
    To directors of the Company . . . . . . . . . . . . . . . .  $ 32,000  $   32,000
    To a company controlled by a former director and officer.      15,000      15,000
Notes payable on demand; non-interest bearing;. . . . . . . . .     5,000       5,000
Notes payable; bearing interest at 8%; payable in August
  and September, 2004: (1)
    To a director of the Company. . . . . . . . . . . . . . . .     5,000
    To a company controlled by a former director and officer. .     5,000
    To a shareholder of the Company . . . . . . . . . . . . . .     5,000
Note payable to company with which the Company has
  common directors and officers; bearing interest at 6%;
  payable in November, 2003.. . . . . . . . . . . . . . . . . .     4,000
                                                                  -------   ---------

  Total notes payable to stockholders and related parties . . .  $ 71,000  $   52,000
                                                                  =======  ==========

(1) The Company can prepay these notes in whole or in part without penalty. Also, all or part of principal and interest may, at Payee's election, be paid with common stock of Company at seven and one-half cents ($0.075) per share.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  6.  RELATED  PARTY  TRANSACTIONS

In addition to the transactions described in notes 5 and 7, the Company had transactions with related parties as described below.

During 2001, the Company's president and a director, advanced the Company $2,000 for operating capital purposes. The advance was recorded as a note payable, accrues interest at Bank of America's Prime Rate (which was 4.25% at December 31, 2002) plus two percent, and is unsecured.

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

During  2002,  the  Company's  Board  of  Directors resolved to transfer certain equipment to Mr. Duval as compensation for services provided to the Company during the preceding year. The Company recorded compensation expense of $5,000 relating to the transfer which equaled the estimated fair value of the equipment transferred. The net book value of the equipment transferred was $509. The
Company  recognized  a  gain  of  $4,491  on  the  transfer.

In addition, during 2002, the Company paid $6,500 to four consultants, $5,000 of which was paid to Mr. Duval and two members of his immediate family for accounting and administrative services provided.

NOTE  7.  STOCKHOLDERS'  EQUITY

Sales  of  common  stock  and  warrants
---------------------------------------

During 2001, the Company sold 115,000 shares of its restricted common stock to existing shareholders and directors for $11,500. Also during 2001, the Company sold 630,000 shares of its restricted common stock and 630,000 stock purchase warrants, exercisable at $0.25 per share and expiring in 2005, to certain accredited investors for $94,500. The sales of common stock and warrants were pursuant to a private placement offering to sell up to 1,500,000 shares of common stock and warrants. The offering was exempt from registration under Regulation S, Section 4(2) of the Securities Act of 1933.

During  2002,  the Company sold 30,000 shares of its restricted common stock and
30,000 stock purchase warrants, exercisable at $0.25 per share and expiring in 2005, to an existing shareholder for $3,000 or $0.10 per share. The Company also sold 100,000 shares of its restricted common stock and 100,000 stock purchase warrants, exercisable at $0.25 per share and expiring in 2005, to a consultant of the Company for $10,000 or $0.10 per share. These sales of common stock and warrants were pursuant to the private placement offering described above. Also during 2002, the Company issued 172,285 shares of common stock in exchange for services valued at $17,229 and issued 89,990 shares of common stock in exchange for a payable in the amount of $8,999. Stock purchase warrants were issued in connection with these stock issuances: 173,320 warrants exercisable at $0.25 per share and 88,955 warrants exercisable at $0.35 per share, all warrants expire in 2005.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  7.  STOCKHOLDERS'  EQUITY,  CONTINUED:

Extinguishment  of  notes  payable  and  accrued  interest
----------------------------------------------------------

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

Redemption  of  outstanding  stock  options
-------------------------------------------

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

During May 1999, the Company adopted its 1998 Equity Incentive Plan ("the 1998 Plan") to aid the Company in maintaining and developing a management team and attracting qualified officers and employees. A total of 2,041,800 shares of common stock may be subject to, or issued pursuant to, the terms of the plan.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS,  CONTINUED:

NOTE  7.  STOCKHOLDERS'  EQUITY,  CONTINUED:

Stock  option  activity  under the 1995 and 1998 Plans is summarized as follows:



                                                     WEIGHTED
                                                     AVERAGE
                                      OPTIONS    EXERCISE PRICES
  Outstanding at December 31, 2000   1,296,250   $           0.21
                                    -----------  ----------------

    Granted. . . . . . . . . . . .     175,000   $           0.15

    Expired. . . . . . . . . . . .    (104,450)  $           0.94

    Redeemed and converted
    to common stock. . . . . . . .  (1,191,800)  $           0.13
                                    -----------  ----------------

  Outstanding at December 31, 2001     175,000   $           0.15
                                    ===========  ================

No options were granted, expired or redeemed during the year ended December 31, 2002.

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black Scholes option pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 35 percent; and a risk-free interest rate of 4 percent.

The following table summarizes information about all stock options and warrants outstanding at December 31, 2002:



        WEIGHTED                NUMBER         OPTIONS AND WARRANTS OUT-
         AVERAGE              OUTSTANDING      STANDING AND EXERCISABLE
        EXERCISE            AND EXERCISABLE   WEIGHTED AVERAGE REMAINING
         PRICES               AT 12/31/02      CONTRACTUAL LIFE (YEARS)
        $  0.35                  88,955                   3
        $  0.25               1,933,320                   3
        $  0.15                 175,000                   3
         -----                ---------                 ---
        $  0.24               2,197,275                   3
         =====                =========                 ====

For the year ended December 31, 2002 and 2001, no material difference existed between the reported net loss and pro forma net loss as calculated with the affect of the fair value of warrants outstanding pursuant to SFAS No. 123.
                                   FS-15