Form 10QSB
period 2003-03-31
HANOVER GOLD CO INC
filed 2003-05-07
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes  [X]  No  [  ]

   At May 2, 2003, 19,003,063 shares of the registrant's common stock (par value
                           $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2003



                                TABLE OF CONTENTS


                                                                    Page


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .  1

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . .  4

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .  6


PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  7

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .  7

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .  7

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .  7

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .  7

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  7


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9







         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS


                                                                            (UNAUDITED)
                                                                             MARCH  31,    DECEMBER  31,
                                                                                2003           2002
                                     ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      7,515   $      1,249
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .         5,683          9,028
                                                                           -------------  -------------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .        13,198         10,277
                                                                           -------------  -------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $17,272 and $17,022 . . . . . . . . . . . . . . . . .         2,730          2,980
  Mineral properties, net . . . . . . . . . . . . . . . . . . . . . . . .       727,612        727,612
                                                                           -------------  -------------
                                                                                730,342        730,592

Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                                           -------------  -------------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    747,540   $    744,869
                                                                           =============  =============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $        400
  Notes payable to stockholders and related parties . . . . . . . . . . .  $     70,000         71,000
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        18,189         17,081
  Accrued reclamation costs . . . . . . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                                           -------------  -------------

    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .        92,189         92,481
                                                                           -------------  -------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,003,063 and 18,760,821 shares
    issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . .         1,900          1,876
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    27,280,826     27,266,316
  Deficit accumulated . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,624,228)   (26,612,657)
  Treasury stock, at cost (19,668 shares) . . . . . . . . . . . . . . . .        (3,147)        (3,147)
                                                                           -------------  -------------

    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       655,351        652,388
                                                                           -------------  -------------

    Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $    747,540   $    744,869
                                                                           =============  =============


The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)





                                                        MARCH  31,     MARCH  31,
                                                          2003           2002
Operating expenses:
  Depreciation and amortization                       $       250   $       730
  General and administrative expenses                      10,202        39,859
                                                      ------------  -----------

Operating loss                                             10,452        40,589

Other expense (income):
  Gain on equipment transfer                                            (4,491)
  Interest expense, net                                     1,119           797
  Gain on sale of mineral property                                      (10,962)
                                                      ------------  -----------
                                                            1,119       (14,656)
                                                       -----------  -----------

Net loss                                              $    11,571   $    25,933
                                                      ============  ===========

Net loss per share-basic. . . . . . .                 $       Nil   $       Nil
                                                      ===========   ===========

Weighted average common
shares outstanding-basic                               18,926,106    18,465,539
                                                      ============  ===========


    The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)




                                                                   MARCH  31,  MARCH  31,
                                                                     2003         2002

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,571)  $(25,933)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Equipment transferred for services. . . . . . . . . . . . . . .                5,000
  Gain on sale of mineral property. . . . . . . . . . . . . . . .              (10,962)
  Gain on equipment transfer. . . . . . . . . . . . . . . . . . .               (4,491)
  Depreciation and amortization . . . . . . . . . . . . . . . . .       250        730
Change in:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .     3,345      3,594
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .      (400)     8,859
  Accrued interest payable. . . . . . . . . . . . . . . . . . . .     1,107
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . .                  782
                                                                   ---------  --------
    Net cash used by operating activities . . . . . . . . . . . .    (7,269)   (22,421)
                                                                   ---------  ---------

Cash flows from investing activities:
  Proceeds from sale of mineral property. . . . . . . . . . . . .                9,425
                                                                   ---------  --------
    Net cash provided by investing activities . . . . . . . . . .                9,425
                                                                   ---------  --------

Cash flows from financing activities:
  Payments on notes payable to stockholders and related parties .    (4,000)
  Borrowings on notes payable to stockholders and related parties     3,000
  Proceeds from sale of common stock and options. . . . . . . . .    14,535      3,000
                                                                   ---------  ---------
    Net cash provided by financing activities . . . . . . . . . .    13,535      3,000
                                                                   ---------  ---------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . .    (6,266)    (9,996)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . .     1,249     15,597
                                                                   ---------  ---------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $  7,515   $  5,601
                                                                   =========  =========

   The accompanying notes are an integral part of these financial statements.
                                             3

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 2003, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

RESULTS  OF  OPERATIONS

During the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002

For the three months ended March 31, 2003, the Company experienced a net loss of $11,571 compared to a net loss of $25,933, during the comparable period of the previous year. The decrease in net loss from 2002 to 2003 was primarily due to decreased general and administrative expenses.

During the three-month periods ended March 31, 2003 and 2002, the Company generated no revenue. Depreciation and amortization decreased from $730 during the three-month period ended March 31, 2002, to $250 during the three-month period ended March 31, 2003. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $10,202 during the three-month period ended March 31, 2003, compared to $39,859 for the three-month period ended March 31, 2002. The decrease in general and administrative expenses for the three-month period ended March 31, 2003, is primarily attributable to fees paid to a financial consultant, during the first quarter of 2002.

During the first quarter of 2002, the Company's Board of Directors resolved to transfer certain equipment to a consultant of the Company as compensation for management services provided. In connection with the transfer, the Company recorded compensation expense of $5,000 based on the estimated fair value of the equipment transferred, and recognized a gain on the transfer of $4,491. No similar transaction took place during the first quarter of 2003.

During the three-month period ended March 31, 2002, the Company negotiated the sale of two of its patented mining claims and four of its unpatented mining claims in the Virginia City Mining District of Montana in exchange for the extinguishment of an account payable of $17,925 owed the purchaser of the claims, and other consideration of $15,425. The Company recognized a gain on the sale of $10,962. The Company did not sell any of its properties during the first quarter of 2003.

Net interest expense increased during the three-month period ended March 31, 2003, to $1,119, from $797 during the three-month period ended March 31, 2002. The increase in net interest expense during 2003, was due to less interest income realized during the first quarter of 2003 to offset against interest expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the three-month period ended March 31, 2003, the Company used $7,269 of cash in its operating activities; sales of restricted common stock to directors and shareholders provided $14,535 of cash; and borrowings from existing stockholders provided $3,000 of cash.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2002 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company expects to meet its 2003 obligations using funds from the sale of shares of its common stock and assets, there can be no assurance that it will be able to finance its obligations in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

LIQUIDITY  AND  CAPITAL  RESOURCES,  CONTINUED:

Since 2001, the Company has carried an accrued reclamation liability of $4,000 on its balance sheet. The amount equals the reclamation bond required by the State of Montana and is representative of the cost of the remaining work to be done. Management periodically reviews the status of the liability, and in the opinion of management, the amount of recorded reclamation liability is adequate. No adjustments are deemed necessary at the date of this quarterly filing.

ITEM  3.   CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principle financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.




         [The balance of this page has been intentionally left blank.]

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 242,242 shares of its common stock for $0.06 per share, during the first quarter of 2003 pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

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


                                   HANOVER  GOLD  COMPANY,  INC.

                                        By:/s/  Hobart  Teneff
                                           -------------------
                                        Hobart  Teneff,  its
                                        President
                                        Date: May 6, 2003


                                        By:/s/ Wayne Schoonmaker
                                           ---------------------
                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date: May 6, 2003

                                 CERTIFICATIONS

I,  Hobart  Teneff  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Hanover Gold Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);
a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/Hobart  Teneff
-----------------
Hobart  Teneff
President,  and  Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Wayne  Schoonmaker,  certify  that:

1. I have reviewed this quarterly report on Form 10-QSB of Hanover Gold Company, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c. presented in this quarterly report our conclusions about the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a. all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2003

/s/Wayne  Schoonmaker
---------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date: May 6, 2003
/s/  Hobart  Teneff
Hobart  Teneff
President  and  Chief  Executive  Officer
                                   11

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date: May 6, 2003
/s/Wayne  Schoonmaker
---------------------
Wayne  Schoonmaker
Principal  Accounting  Officer