Form 10QSB
period 2003-06-30
HANOVER GOLD CO INC
filed 2003-08-19
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2003

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                 For the transition period from ______ to ______

                         Commission file number: 0-23022

                           HANOVER GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              11-2740461
                --------                              ----------
       (State or other jurisdiction                (IRS employer
              of incorporation)                  identification no.)


            11115 E. MONTGOMERY, SUITE G, SPOKANE, WASHINGTON  99206
            --------------------------------------------------------
                    (Address of principal executive offices)

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

Yes [X]  No [ ]

At July 23, 2003, 19,048,063 shares of the registrant's common stock (par value $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2003



                                TABLE OF CONTENTS




                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .     1

Item 2: Management's Discussion and Analysis of Financial Condition and
        Plan of Operations.     . . . . . . . . . . . . . . . . . . . .     4

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .     6


PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .     7

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .     7

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .     7

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .     7

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .     7

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .     7


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9







         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS



                                                                             (UNAUDITED)
                                                                                JUNE 30,     DECEMBER 31,
                                                                                 2003           2002
                                             ASSETS
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      1,553   $       1,249
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .         2,339           9,028
                                                                           -------------  --------------
    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .         3,892          10,277
                                                                           -------------  --------------
Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $17,516 and $17,022 . . . . . . . . . . . . . . . . .         2,486           2,980
  Mineral properties, net . . . . . . . . . . . . . . . . . . . . . . . .       727,612         727,612
                                                                           -------------  --------------
                                                                                730,098         730,592

Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,000           4,000
                                                                           -------------  --------------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    737,990   $     744,869
                                                                           =============  ==============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $        400
  Notes payable to stockholders and related parties . . . . . . . . . . .  $     70,000          71,000
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        19,220          17,081
  Accrued reclamation costs . . . . . . . . . . . . . . . . . . . . . . .         4,000           4,000
                                                                           -------------  --------------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .        93,220          92,481
                                                                           -------------  --------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,048,063 and 18,760,821 shares
    issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . .         1,905           1,876
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    27,285,322      27,266,316
  Deficit accumulated . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,639,310)    (26,612,657)
  Treasury stock, at cost (19,668 shares) . . . . . . . . . . . . . . . .        (3,147)         (3,147)
                                                                           -------------  --------------

    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       644,770         652,388
                                                                           -------------  --------------

    Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $    737,990   $     744,869
                                                                           =============  ==============

    The accompanying notes are an integral part of the financial statements.
                                        1

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                        THREE MONTHS      SIX MONTHS     THREE MONTHS     SIX MONTHS
                                            ENDED           ENDED           ENDED            ENDED
                                        JUNE 30, 2003   JUNE 30, 2003   JUNE 30, 2002    JUNE 30, 2002

Operating expenses:
  Depreciation and amortization . . .  $          244   $          494  $          221  $          951
  General and administrative expenses          13,711           23,913          12,297          52,156
                                       ---------------  --------------  --------------  ---------------

Operating loss. . . . . . . . . . . .          13,955           24,407          12,518          53,107

Other expense (income):
  Gain on equipment transfer. . . . .                                                           (4,491)
  Interest expense, net . . . . . . .           1,127            2,246             872           1,669
  Gain on sale of mineral property. .                                                          (10,962)
                                       ---------------  --------------  --------------  ---------------
                                                1,127            2,246             872         (13,784)
                                       ---------------  --------------  --------------  ---------------

Net loss. . . . . . . . . . . . . . .  $       15,082   $       26,653  $       13,390  $       39,323
                                       ===============  ==============  ==============  ===============

Net loss per share-basic. . . . . . .  $          Nil   $          Nil  $          Nil  $          Nil
                                       ===============  ==============  ==============  ===============

Weighted average common
shares outstanding-basic. . . . . . .      19,016,063       18,950,839      18,624,088      18,544,814
                                       ===============  ==============  ==============  ===============








    The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)




                                                                     JUNE 30,    JUNE 30,
                                                                      2003        2002

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (26,653)  $ (39,323)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Equipment transferred for services. . . . . . . . . . .             . . . .      5,000
  Gain on sale of mineral property. . . . . . . . . . . . . . . .                (10,962)
  Gain on equipment transfer. . . . . . . . . . . . . . . . . . .                 (4,491)
  Depreciation and amortization . . . . . . . . . . . . . . . . .        494         951
Change in:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      6,689       7,786
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .       (400)      1,469
  Accrued interest payable. . . . . . . . . . . . . . . . . . . .      2,139
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . .                  1,573
                                                                   ----------  ---------
    Net cash used by operating activities . . . . . . . . . . . .    (17,731)    (37,997)
                                                                   ----------  ----------

Cash flows from investing activities:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . . .                 (2,675)
  Proceeds from sale of mineral property. . . . . . . . . . . . .                 15,425
                                                                   ----------   --------
    Net cash provided by investing activities . . . . . . . . . .                 12,750
                                                                   ----------   --------

Cash flows from financing activities:
  Payments on notes payable to stockholders and related parties .     (4,600)
  Borrowings on notes payable to stockholders and related parties      3,600
  Proceeds from sale of common stock and options. . . . . . . . .     19,035      13,000
                                                                   ----------  ----------
    Net cash provided by financing activities . . . . . . . . . .     18,035      13,000
                                                                   ----------  ----------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . .        304     (12,247)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . .      1,249      15,597
                                                                   ----------  ----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $   1,553   $   3,350
                                                                   ==========  ==========


  The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

The Company has no recurring source of revenue, has incurred operating losses since inception and, at June 30, 2003, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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

PLAN  OF  OPERATIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS, CONTINUED:

PLAN OF OPERATIONS, CONTINUED:

The Company's management has determined that until precious metal prices improve or until the Montana initiative is repealed, their business strategy for the next twelve months is to conserve its remaining assets, and preserve the Company's form and existence; neither of which the Company's management may be successful at if additional funding to pay the Company's expenses is not procured.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2002 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company hopes to meet its obligations using funds from the sale of shares of its common stock and assets for the remainder of 2003, there can be no assurance that it will be able to finance its obligations in future periods.

RESULTS  OF  OPERATIONS

During  the  three-month  period ended June 30, 2003 compared to the three-month period  ended  June  30,  2002

For the three months ended June 30, 2003, the Company experienced a net loss of $15,082 compared to a net loss of $13,390, during the comparable period of the previous year. The increase in net loss from 2002 to 2003 was primarily due to increased general and administrative expenses and interest expense.

During the three-month periods ended June 30, 2003 and 2002, the Company generated no revenue.

General and administrative expenses increased to $13,711 during the three-month period ended June 30, 2003, compared to $12,297 for the three-month period ended June 30, 2002. The increase in general and administrative expenses for the three-month period ended June 30, 2003, is primarily attributable to an increase in accounting expenses offset by a decrease in travel costs.

Net interest expense increased during the three-month period ended June 30, 2003, to $1,127, from $872 during the three-month period ended June 30, 2002. The increase in net interest expense during 2003 was due to less interest income realized during the second quarter of 2003 to offset against interest expense.

During the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002

For the six months ended June 30, 2003, the Company experienced a net loss of $26,653 compared to a net loss of $39,323, during the comparable period of the previous year. The decrease in net loss from 2002 to 2003 was primarily due to decreased general and administrative expenses

During the six-month periods ended June 30, 2003 and 2002, the Company generated no revenue.

General and administrative expenses decreased to $23,913 during the six-month period ended June 30, 2003, compared to $52,156 for the six-month period ended June 30, 2002. The decrease in general and administrative expenses for the six month period ended June 30, 2003, is primarily attributable to fees paid to a financial consultant, during the first quarter of 2002.

Net interest expense increased during the six-month period ended June 30, 2003, to $2,246, from $1,669 during the six-month period ended June 30, 2002. The increase in net interest expense during 2003, was due to less interest income realized during the first six months of 2003 to offset against interest expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS, CONTINUED:

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the six-month period ended June 30, 2003, the Company used $17,731 of cash in its operating activities; sales of restricted common stock to directors and shareholders provided $19,035 of cash; and borrowings from existing stockholders provided $3,600 of cash. The Company paid $4,600 on notes payable to stockholders and related parties during the six month period ended June 30, 2003.

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 242,242 shares of its common stock for $0.06 per share, during the first quarter of 2003 and 45,000 shares of its common stock for $0.10 per share, during the second quarter of 2003, pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

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


                                           HANOVER  GOLD  COMPANY,  INC.

                                           By:     /s/ Hobart Teneff
                                                   -------------------

                                                   Hobart  Teneff,  its
                                                   President
                                                   Date: August 19, 2003


                                           By:     /s/ Wayne Schoonmaker
                                                  ----------------------

                                                  Wayne  Schoonmaker,  its
                                                  Principal  Accounting  Officer
                                                  Date: August 19, 2003

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

Date: August 19, 2003


/s/  Hobart Teneff
-------------------
Hobart Teneff
President, and Chief Executive Officer

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

Date: August 19, 2003


/s/  Wayne  Schoonmaker
-----------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 19, 2003


/s/  Hobart  Teneff
-------------------
Hobart  Teneff
President  and  Chief  Executive  Officer
                                     11

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: August 19, 2003

/s/  Wayne  Schoonmaker
-----------------------
Wayne  Schoonmaker
Principal  Accounting  Officer