Form 10QSB
period 2003-09-30
HANOVER GOLD CO INC
filed 2003-11-13
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Yes  [X]  No  [  ]

At November 7, 2003, 19,198,063 shares of the registrant's common stock (par value $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2003



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

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS



                                                                            (UNAUDITED)
                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2003             2002
                                          ASSETS
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,725   $       1,249
  Prepaid expenses and other current assets . . . . . . . . . . . . . . .          11,495           9,028
                                                                           ---------------  --------------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .          13,220          10,277
                                                                           ---------------  --------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $17,655 and $17,022 . . . . . . . . . . . . . . . . .           2,348           2,980
  Mineral properties, net . . . . . . . . . . . . . . . . . . . . . . . .         727,612         727,612
                                                                           ---------------  --------------
                                                                                  729,960         730,592

Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,000           4,000
                                                                           ---------------  --------------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      747,180   $     744,869
                                                                           ===============  ==============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $          400
  Notes payable to stockholders and related parties . . . . . . . . . . .  $       70,000          71,000
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .          20,294          17,081
  Accrued reclamation costs . . . . . . . . . . . . . . . . . . . . . . .           4,000           4,000
                                                                           ---------------  --------------

    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          94,294          92,481
                                                                           ---------------  --------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,198,063 and 18,760,821 shares
    issued and outstanding. . . . . . . . . . . . . . . . . . . . . . . .           1,919           1,876
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .      27,300,307      27,266,316
  Deficit accumulated . . . . . . . . . . . . . . . . . . . . . . . . . .     (26,646,193)    (26,612,657)
  Treasury stock, at cost (19,668 shares) . . . . . . . . . . . . . . . .          (3,147)         (3,147)
                                                                           ---------------  --------------

    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .         652,886         652,388
                                                                           ---------------  --------------

    Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $      747,180   $     744,869
                                                                           ===============  ==============

        The accompanying notes are an integral part of the financial statements.
                                             1

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)




                                         THREE MONTHS      NINE MONTHS     THREE MONTHS      NINE MONTHS
                                            ENDED             ENDED            ENDED            ENDED
                                       SEPT. 30, 2003    SEPT. 30, 2003   SEPT. 30, 2002   SEPT. 30, 2002
Operating expenses:
  Depreciation and amortization . . .  $           139   $           633  $           365  $         1,316
  General and administrative expenses            5,694            29,607           16,053           68,209
                                       ----------------  ---------------  ---------------  ----------------

Operating loss. . . . . . . . . . . .            5,833            30,240           16,418           69,525

Other expense (income):
  Gain on equipment transfer. . . .                                                     .           (4,491)
  Interest expense, net . . . . . . .            1,051             3,297              730            2,399
  Gain on sale of mineral property. .                                                              (10,962)
                                       ----------------   --------------   --------------   ---------------
                                                 1,051             3,297              730          (13,054)
                                       ----------------  ---------------  ---------------  ----------------

Net loss. . . . . . . . . . . . . . .  $         6,884   $        33,537  $        17,148  $        56,471
                                       ================  ===============  ===============  ================

Net loss per share-basic. . . . . . .  $           Nil   $           Nil  $           Nil  $           Nil
                                       ================  ===============  ===============  ================

Weighted average common
shares outstanding-basic. . . . . . .       19,114,911        19,007,752       18,746,158       18,611,982
                                       ================  ===============  ===============  ================



    The accompanying notes are an integral part of the financial statements.
                                        2

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)





                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                            2003             2002

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (33,537)  $      (56,471)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Equipment transferred for services. . . . . . . . . . . . . . .                            5,000
  Gain on sale of mineral property. . . . . . . . . . . . . . . .                          (10,962)
  Gain on equipment transfer. . . . . . . . . . . . . . . . . . .                           (4,491)
  Depreciation and amortization . . . . . . . . . . . . . . . . .             633            1,316
  Common stock issued for consulting services . . . . . . . . . .                            8,896
Change in:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .          (2,467)          (1,100)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .            (400)           1,085
  Accrued interest payable. . . . . . . . . . . . . . . . . . . .           3,212
  Other accrued expenses. . . . . . . . . . . . . . . . . . . . .                            2,459
                                                                   ---------------   -------------
    Net cash used by operating activities . . . . . . . . . . . .         (32,559)         (54,268)
                                                                   ---------------  ---------------

Cash flows from investing activities:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . . .                           (2,675)
  Proceeds from sale of mineral property. . . . . . . . . . . . .                           15,425
                                                                   ---------------   -------------
    Net cash provided by investing activities . . . . . . . . . .                           12,750
                                                                   ---------------   -------------

Cash flows from financing activities:
  Payments on notes payable to stockholders and related parties .          (4,600)
  Borrowings on notes payable to stockholders and related parties           3,600           15,000
  Proceeds from sale of common stock and options. . . . . . . . .          34,035           13,000
                                                                   ---------------  ---------------
    Net cash provided by financing activities . . . . . . . . . .          33,035           28,000
                                                                   ---------------  ---------------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . .             476          (13,518)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . .           1,249           15,597
                                                                   ---------------  ---------------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $        1,725   $        2,079
                                                                   ===============  ===============





The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.

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

The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 2003, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, negotiating amendments to obligations with respect to the Company's mineral properties and debts, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

RESULTS  OF  OPERATIONS

During the three-month period ended Septembner 30, 2003 compared to the three-month period ended September 30, 2002

For the three months ended September 30, 2003, the Company experienced a net loss of $6,884 compared to a net loss of $17,148, during the comparable period of the previous year. The decrease in net loss from 2002 to 2003 was primarily due to decreased general and administrative expenses.

During the three-month periods ended September 30, 2003 and 2002, the Company generated no revenue.

General and administrative expenses decreased to $5,694 during the three-month period ended September 30, 2003, compared to $16,053 for the three-month period ended September 30, 2002. The decrease in general and administrative expenses for the three-month period ended September 30, 2003, is primarily attributable to a decrease in consulting expenses and travel costs, partially offset by a gain on asset dispositions.

Net interest expense increased during the three-month period ended September 30, 2003, to $1,051, from $730 during the three-month period ended September 30, 2002. The increase in net interest expense during 2003 was due to less interest income realized during the third quarter of 2003 to offset against interest expense.

During the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002

For the nine months ended September 30, 2003, the Company experienced a net loss of $33,537 compared to a net loss of $56,471, during the comparable period of the previous year. The decrease in net loss from 2002 to 2003 was primarily due to decreased general and administrative expenses.

During the nine-month periods ended September 30, 2003 and 2002, the Company generated no revenue.

General and administrative expenses decreased to $29,607 during the nine-month period ended September 30, 2003, compared to $68,209 for the nine-month period ended September 30, 2002. The decrease in general and administrative expenses for the nine month period ended September 30, 2003, is primarily attributable to fees paid to a financial consultant, during the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS, CONTINUED:

Net interest expense increased during the nine-month period ended September 30, 2003, to $3,297 from $2,399 during the nine-month period ended September 30, 2002. The increase in net interest expense during 2003 was due to less interest income realized during the first nine months of 2003 to offset against interest expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2003, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the nine-month period ended September 30, 2003, the Company used $32,559 of cash in its operating activities; sales of restricted common stock to directors and shareholders provided $34,035 of cash; and borrowings from existing stockholders provided $3,600 of cash. The Company paid $4,600 on notes payable to stockholders and related parties during the nine-month period ended September 30, 2003.

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

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

Neither the constituent instruments defining the rights of the registrant's securities filers nor the rights evidenced by the registrant's outstanding common stock have been modified, limited or qualified. The Company sold 242,242 shares of its common stock for $0.06 per share during the first quarter of 2003, 45,000 shares of its common stock for $0.10 per share during the second quarter of 2003, and 150,000 shares of its common stock for $0.10 per share during the third quarter of 2003, pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933 as amended.

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


                                   HANOVER  GOLD  COMPANY,  INC.

                                        By:/s/Hobart Teneff
                                        -------------------

                                        Hobart Teneff, its
                                        President
                                        Date: November 13, 2003


                                        By:/s/Wayne Schoonmaker
                                        -----------------------

                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date: November 13, 2003

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

Date: November 13, 2003


/s/Hobart Teneff
-------------------------------
Hobart  Teneff
President, and Chief Executive Officer

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

Date: November 13, 2003


/s/Wayne Schoonmaker
---------------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 13, 2003


/s/Hobart Teneff
--------------------------------
Hobart  Teneff
President  and  Chief  Executive  Officer
                             11

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Quarterly Report on Form 10-QSB of the Registrant for the period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date: November 13, 2003

/s/Wayne Schoonmaker
--------------------------------
Wayne  Schoonmaker
Principal  Accounting  Officer