Form 10KSB
period 2003-12-31
HANOVER GOLD CO INC
filed 2004-03-26
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ___________

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to _____________

                        Commission file number:  0-23022

                           HANOVER GOLD COMPANY, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        11-2740461
           --------                                        ----------
 (State  or  other  jurisdiction                       (I.R.S. Employer
       of  incorporation)                             Identification  No.)

                           11115 E. Montgomery Suite G
                        Spokane Valley, Washington 99206
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The registrant generated no revenue for its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 2004 was $1,199,728. The number of shares of common stock outstanding at said date was 19,217,730 shares. An additional 2,197,275 were deemed outstanding at said date pursuant to presently exercisable options.

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

PART  II

     Item  5:     Market for Common Equity and Related Stockholder Matters   3
     Item  6:     Management's Discussion and Analysis or Plan of Operation  4
     Item  7:     Financial  Statements                                      5
     Item  8:     Changes in and Disagreements with Accountants on Accounting
                  and Financial  Disclosure                                  5
     Item  8-A:   Controls  and  Procedures                                  6

PART  III

     Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act 6
     Item  10:    Executive  Compensation                                    7
     Item  11:    Security Ownership of Certain Beneficial Owners and
                  Management                                                 8
     Item  12:    Certain  Relationships  and  Related  Transactions         8

PART  IV

     Item  13:    Exhibits  Financial  Statement  Schedules and Reports on
                  Form 8-K                                                   9
     Item  14:    Principal  Accountant  Fees  and  Services                11

                  Certifications                                            12

                  Signatures                                                16

                  Financial  Statements                             FS-1-FS-15







          [The balance of this page has been left blank intentionally.]





                                      (i)

                              SAFE HARBOR STATEMENT

Explanatory  Note:  As  used  in this report, the terms "we," "us" and "our" are
--------------------------------------------------------------------------------
sometimes  used  to  refer  to  Hanover  Gold  Company, Inc. and, as the context
--------------------------------------------------------------------------------
requires,  its  management.
---------------------------

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

Going Concern Qualification.  We are not presently engaged in mining operations,
----------------------------
we have no revenues from operations and we have incurred losses from operations since our inception. In addition, we had negative working capital at December 31, 2003. These factors have resulted in the inclusion of an explanatory paragraph in the report of our auditors relating to our ability to continue as a going concern. We do not know if or when this trend will be reversed.

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

- During 2001 we sold our interests in two fractional patented claims, terminated our lease/option of six other mining claims, and abandoned our leasehold interest in one claim. In connection with these terminations and abandonment and pursuant to our continuing reassessment of our mineral properties carrying values, we reduced the carrying value of our mineral properties by $589,211.

- During 2002 we sold our interest in two patented and four unpatented claims and terminated our lease option of two other claims.

We currently own 121 unpatented mining claims and 32 patented mining claims in the Virginia City Mining District of Montana, and 31 patented mining claims near Norris and Pony, Montana, some 35 miles away. All but one of these claims were acquired in connection with our 1997 merger acquisition of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

Our principal executive offices are located at 11115 E. Montgomery Suite G, Spokane Valley, Washington 99206, and our telephone number at that address is
(509) 891-8817. These offices are shared with Revett Silver (formerly known as Sterling Mining Company), which is controlled directly by certain persons who are also affiliated with us.

Business Strategy. Because of the loss of a significant number of our claims in late 1998 and 1999 and the prohibitions on the use of cyanide to recover gold and silver, we do not believe we will be able to recommence mining activities on our existing mineral properties without reacquiring certain interests key to a successful mining operation.

Management and Financing Matters. During 2003 we sold a total of 437,241 shares of common stock, 230,000 shares of which were sold to affiliates at prices between $0.06 and $0.10 per share and 207,241 shares which were sold to non-affiliates at prices between $0.06 and $0.10 per share. This has enabled us to remain solvent. We believe we can continue as a going concern so long as certain of our affiliates (and others, possibly) continue to purchase our shares, but we do not know how long this arrangement will continue.

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

We believe we are in substantial compliance with the environmental laws and regulations. During 2001 we commenced reclamation work on our mining properties and reduced our reclamation liabilities from $27,000 at the beginning of the year, to $4,000 at the end of 2001. Our reclamation liability remained at $4,000 at the end of 2003 and 2002.




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

Insurance. We do not maintain liability insurance in an amount that adequately covers the risks associated with owning and holding our remaining mineral properties and other assets.

ITEM  3.  LEGAL  PROCEEDINGS

We  are  not  a  party  to  any  pending  legal  proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2003, and we did not hold an annual meeting of shareholders during 2003.

                                    PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Market Information. The following table sets forth the range of high and low bid prices per share for our common stock for 2003 and 2002 as reported on the OTC Electronic Bulletin Board ("OTCBB"). The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions. High and low sales prices are shown for all quarters.



                    2003           2002
                 LOW.  HIGH     LOW   HIGH
                -----  -----  -----  -----

First Quarter.  $0.09  $0.20  $0.12  $0.15
Second Quarter  $0.05  $0.11  $0.09  $0.20
Third Quarter.  $0.06  $0.15  $0.06  $0.15
Fourth Quarter  $0.08  $0.24  $0.06  $0.12

ITEM  5.  MARKET  FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, CONTINUED:

Holders. At March 16, 2004, approximately 400 persons held our shares of record. We believe approximately 1,600 persons beneficially own our shares.

Dividends. We have not declared any cash or stock dividends on our common stock since inception and we do not anticipate declaring or paying any cash or stock dividends in the future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PLAN  OF  OPERATION

We anticipate a change in management and are pursuing other property acquisitions. Whether we will be successful in acquiring other properties is unknown. If we are successful in acquiring another property or properties, we may not be able to finance the exploration or development of the property or properties unless we are able to sell shares of the Company's common stock or borrow the funds necessary to acquire the property or properties. The Company will attempt to acquire property or properties in exchange for shares of its common stock.

We intend to hold our 121 unpatented mining claims through the next twelve months. We were able to pay our obligations in 2003 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months in the same fashion.

We financed our obligations during the year ended December 31, 2003, by selling 437,241 shares of common stock to affiliates and non-affiliates at between $0.06 and $0.10 per share.

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

We have no assurance we will be able to sell our shares or, failing that, borrow the funds necessary to finance our obligations for the balance of 2004 and thereafter. We do not have any paid employees.

We have incurred an accumulated deficit of $26,651,587 for the period from inception through December 31, 2003. Unless we are able to borrow additional funding or sell shares of our common stock, we will continue to experience a shortage of working capital. Because of this, our independent certified public accountants have included a paragraph in their February 19, 2004 report on our financial statements relative to our ability to continue as a going concern.

At December 31, 2003, we had net operating losses for tax purposes of approximately $20,000,000, which may be offset against future taxable income through 2023. No tax benefit has been reported in the financial statements, as we believe there is a significant chance the net operating loss carry-forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry-forwards are offset by a valuation allowance of the same amount.

RESULTS  OF  OPERATIONS

During the year ended December 31, 2003 compared to the year ended December 31, 2002

For the year ended December 31, 2003, we experienced a net loss of $38,930, or a minimal loss per basic weighted share, compared to a net loss of $65,523, also a minimal loss per share, during the year ended December 31, 2002. The decrease in the net loss during 2003 is principally due to a reduction of consulting and travel expenses.

ITEM  6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED:

During the years ended December 31, 2003 and 2002 we generated no revenue. Depreciation and amortization decreased from $1,447 for the year ended December 31, 2002, to $771 for the year ended December 31, 2003. The decrease in depreciation and amortization related to a corresponding decrease in depreciable assets, and depreciable assets nearing the end of their useful lives during 2003.

General and administrative expenses decreased to $33,803 for the year ended December 31, 2003, compared to $76,119 for the year ended December 31, 2002. The decrease in general and administrative expenses for the year ended December 31, 2003, is primarily attributable to a decrease in consulting fees and travel expense.

Prior to 2001, we had accrued $27,000 relating to reclamation costs associated with our Montana mining properties. During 2001, we performed a substantial amount of reclamation work, and reduced our reclamation accrual by $23,000, adjusting the balance at December 31, 2001 to $4,000. During 2003 and 2002, we performed no additional reclamation work and we believe that our remaining liability at December 31, 2003, is adequate to fulfill the remainder of our reclamation responsibilities, and, accordingly, no adjustment to the accrual was recorded in 2003.

Net interest expense during the year ended December 31, 2003, was $4,356, compared to $3,410 of net interest expense during the year ended December 31, 2002. The increase in net interest expense during 2003 was primarily due to a decrease in offsetting interest income in 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

We have been an exploration stage mining company since our inception on May 2, 1990. At December 31, 2001, we exited the exploration stage when we determined we would no longer continue exploration activities on our mineral property holdings. At December 31, 2003, we had no recurring sources of revenue and had negative working capital.

Due to our lack of revenues and negative working capital, our independent accountants included a paragraph in our 2003 financial statements relating to a going concern uncertainty. To continue as a going concern we must continue to acquire additional capital resources through loans or the sale of our assets or securities. Although we expect to meet our 2004 obligations using funds from the sale of shares of common stock and assets, there can be no assurance that we will be able to finance our obligations in subsequent periods.

During 2003 we sold 437,241 shares of our common stock to affiliates and non-affiliates for an average price of $0.08 per share. The sales of common stock were pursuant to a private placement offering to sell up to 1,500,000 shares of common stock.

During the year ended December 31, 2003, we used $33,577 of cash in our operating activities. We realized $3,600 from net borrowings under notes payable to stockholders, and $34,033 of cash was generated from the sale of the company's common stock.

ITEM  7.  FINANCIAL  STATEMENTS

Our financial statements of the registrant are included herein on pages F/S-1 to F/S-15.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
FINANCIAL
DISCLOSURE

None

ITEM  8-A  CONTROLS  AND  PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers. The names, ages, business experience (for at least the past five years) and positions of our directors and executive officers as of December 31, 2003 are set out below. The Company's board of directors consisted of three members at such date. All directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. The board of directors appoints the executive officers annually.



       NAME                     AGE                            POSITION

  Hobart Teneff . . .  . . .     83                  President, Chief Executive
                                                     Officer and a Director
  James A. Fish . . . . . . .    73                  Vice President and a Director
  Neal A. Degerstrom. . . . .    79                  Director
  Wayne Schoonmaker(1). . . .    66                  Secretary and Treasurer


(1)Mr.  Schoonmaker  is  not  an  executive  officer.

Robert E. Kovacevich was a director of the Company until his resignation on December 29, 2003.

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

Committees of the Board of Directors. We do not have a compensation or audit committee or a nominating committee. The board of directors as a whole acts as the compensation, audit, and the nominating committee.

Compliance with Section 16(a) of the Exchange Act. Our officers, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. These persons are also required by the regulation to furnish copies of all of these reports to us, as they are filed. During 2003, Mr. Kovacevich failed to timely file a Form 3 and James J. Nierengarten failed to timely file a Form 4. Hobart Teneff and Neal A. Degerstrom twice failed to timely file Form 4's. In addition, during 2003, Mr. Degerstrom failed to file a Form 4.

Code Of Ethics. The Company has adopted a Code of Ethics that applies to the Company's executive officers. The Company will provide, without charge, a copy of the Code of Ethics on the written request of any person addressed to the Company at, Hanover Gold Company, Inc. 11115 E. Montgomery Suite G, Spokane, WA, 99216.

ITEM  10.  EXECUTIVE  COMPENSATION

Annual Compensation. No compensation was paid to any officer, director or control person during the year 2003.

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

Options for 1,325,000 of the 3,000,000 shares available under the Plan (inclusive of options available under the now defunct 1995 Stock Option Plan) had been granted at December 31, 2003. Of these options 1,150,000 had been converted to 575,000 shares of the Company's restricted common stock. The compensation committee of the board of directors administers the 1998 Equity Incentive Plan. The committee's function is to determine those persons entitled to receive an award based on their contributions to our long-term growth and financial success. The committee also determines the type of an award, the amount of an award, and its terms. During 2003, 100,000 options were granted to a director under the Plan. The options were subsequently cancelled in 2004 upon his resignation as a director.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of January 15, 2004, the names of, and number of shares beneficially owned, by persons known to us to own more than five percent (5%) of our common stock; the names of, and number of shares beneficially owned by each of our directors and executive officers; and the number of shares beneficially owned by all of our directors and executive officers as a group. At such date, there were 19,217,730 outstanding shares (including 19,668 shares held in the Company's treasury). An additional 2,197,275 shares were deemed outstanding at such date.


                                          AMOUNT AND NATURE OF BENEFICIAL                     PERCENT
    NAME OF OWNER                   OWNERSHIP (ALL DIRECT UNLESS OTHERWISE NOTED)             OF CLASS

  James A. Fish (1), (2) . . . . . .                          260,451                           1.4%
  Neal A. Degerstrom (1), (3). . . .                        5,274,572                          27.4%
  Hobart Teneff (1), (4) . . . . . .                        2,591,673                          13.5%
  James J. Nierengarten (5). . . . .                        2,500,000                          13.0%
  Frank Duval (6). . . . . . . . . .                        1,000,000                           4.9%

  All directors and executive
  Officers as a group (3 persons)(7)                        8,126,696                          42.3%

(1)   Director.

(2)   Mr.  Fish  is  vice  president.

(3) The shares attributed to Mr. Degerstrom include 1,459,953 shares owned by N. A. Degerstrom, Inc.

(4) The shares attributable to Mr. Teneff include 20,000 shares owned by General Equipment Company. Mr. Teneff is the Company's president.

(5) The shares attributable to Mr. Nierengarten include 1,383,200 shares owned by his spouse.

(6) All of the shares attributable to Mr. Duval are shares issuable pursuant to currently exercisable options. Mr. Duval may be deemed to be an affiliate of the Company.

(7)   See  footnotes  3,  4,  and  5  above.

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

10.11 Agreement and Amendment to Mining Lease and Option to Purchase dated arch 26, 1996 between the registrant and Roy A. and Marlene Moen and Moen Builders, Inc. Filed as Exhibit 10.11 to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.

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

14.0*          Code  of  Ethics

23.8 Consent of Tom Henricksen. Filed as Exhibit 23.8 to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

23.9 Consent of Roger Steininger. Filed as Exhibit 23.9 to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.

31.0*     Rule  13a-14(a)/15d-14(a)  Certifications
     31.1     Certification  of  Hobart  Teneff
     31.2     Certification  of  Wayne  Schoonmaker

32.0*     Section  1350  Certifications
     32.1     Certification  of  Hobart  Teneff
     32.2     Certification  of  Wayne  Schoonmaker

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

*As  filed  herwith

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by DeCoria, Maichel & Teague P.S., as well as the fees charged by DeCoria, Maichel & Teague P.S. for such services. In its review of non-audit service fees and its appointment of DeCoria, Maichel & Teague P.S. as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining DeCoria, Maichel & Teague P.S. independence. All of the services provided and fees charged by DeCoria, Maichel & Teague P.S. in 2003 were pre-approved by the board of directors.

AUDIT  FEES

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2003 and 2002 were $14,736 and $19,545, respectively, net of expenses.

AUDIT-RELATED  FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

The were no fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for professional services rendered by DeCoria, Maichel & Teague P.S. for tax compliance.

ALL  OTHER  FEES

There were no other fees billed by DeCoria, Maichel & Teague P.S. during the last two fiscal years for products and services provided by DeCoria, Maichel & Teague P.S.

Financial Statements. An index to the financial statements included in this report appears at page FS-1. The financial statement appear at page FS-2 through FS-15 of this report.

                                  EXHIBIT 31.1
                                  CERTIFICATION
I,  Hobart  Teneff,  certify  that:

(1) I have reviewed this annual report on Form 10-KSB of Hanover Gold Company, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: March  26,  2004
      ----------------

/s/  Hobart  Teneff
-------------------
Hobart  Teneff
President,  and  Chief  Executive  Officer

EXHIBIT  32.1

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This Annual Report on Form 10-KSB of the Registrant for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  March  26,  2004
     ------------------
/s/  Hobart  Teneff
-------------------
Hobart  Teneff
President  and  Chief  Executive  Officer
                                           13

                                  EXHIBIT 31.2
                                  CERTIFICATION
I,  Wayne  Schoonmaker,  certify  that:

(1) I have reviewed this annual report on Form 10-KSB of Hanover Gold Company, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  March  26,  2004
     ------------------

/s/  Wayne  Schoonmaker
-----------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

Exhibit  32.2

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.     This  Annual  Report on Form 10-KSB of the Registrant for the fiscal year
ended  December  31,     2003,  as  filed  with  the  Securities  and  Exchange
Commission  (the  "report"), fully complies with     the requirements of Section
13(a)  or  15(d)  of  the  Securities  Exchange  Act  of  1934;  and

2.     The  information contained in the report fairly presents, in all material
respects,  the  financial     condition  and  results  of  operations  of  the
Registrant.
Date:     March  26,  2004
          ----------------
/s/  Wayne  Schoonmaker
-----------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


          HANOVER  GOLD  COMPANY,  INC.

     By:     /s/  Hobart  Teneff
             -------------------
Hobart  Teneff,  its  President  and
Chief  Executive  Officer
          Date:  March  26,  2004

     By:     /s/  Wayne  L.  Schoonmaker
             ---------------------------
          Wayne  L.  Schoonmaker,  its
          Principal  Accounting  Officer
          Date:  March  26,  2004





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     By:     /s/  Neal  A.  Degerstrom     By:     /s/  Wayne  L.  Schoonmaker
             -------------------------             ---------------------------
          Neal  A.  Degerstrom          Wayne  L.  Schoonmaker
          Director          Secretary/Treasurer
          Date:  March  26,  2004          Date:  March  26,  2004

     By:     /s/  Hobart  Teneff
             -------------------
          Hobart  Teneff
          Director
          Date:  March  26,  2004

                           HANOVER GOLD COMPANY, INC.
                                TABLE OF CONTENTS




Report of Independent Accountants . . . . . . . . . . . . . . . . . . .  FS-2

Balance Sheets as of December 31, 2003 and 2002 . . . . . . . . . . . .  FS-3

Statements of Operations for the Years Ended December 31, 2003 and 2002  FS-4

Statements of Changes in Stockholders' Equity for the Years Ended
December 31, 2003 and 2002. . . . . . . . . . . . . . . . . . . . . . .  FS-5

Statements of Cash Flows for the Years Ended December 31, 2003 and 2002  FS-6

Notes to Financial Statements . . . . . . . . . . . . . . . . . .  FS-7-FS-15



                                                                DeCoria,
                                                                Maichel
                                                                & Teague, P.S.





Report  of  Independent  Certified  Public  Accountants

Board  of  Directors
Hanover  Gold  Company,  Inc.


We have audited the accompanying balance sheets of Hanover Gold Company, Inc. ("the Company") as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria,  Maichel  &  Teague  P.S.

/s/  DeCoria,  Maichel  &  Teague.  P.S.

Spokane,  Washington
February  19,  2004

HANOVER  GOLD  COMPANY,  INC.
BALANCE  SHEETS
December  31,  2003  and  2002



ASSETS

                                                               2003           2002
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . .  $        705   $      1,249
  Prepaid expenses. . . . . . . . . . . . . . . . . .         8,333          9,028
                                                       -------------  -------------

    Total current assets. . . . . . . . . . . . . . .         9,038         10,277
                                                       -------------  -------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $17,793 and $17,022 . . . . . . .         2,209          2,980
    Mineral properties, net . . . . . . . . . . . . .       727,612        727,612
                                                       -------------  -------------
                                                            729,821        730,592
Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total assets. . . . . . . . . . . . . . . . . . .  $    742,859   $    744,869
                                                       =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable. . . . . . . . . . . .                  . . . . .  $        400
  Notes payable to stockholders and related parties .  $     70,000         71,000
  Accrued interest payable. . . . . . . . . . . . . .        21,368         17,081
  Accrued reclamation costs . . . . . . . . . . . . .         4,000          4,000
                                                       -------------  -------------

    Total current liabilities . . . . . . . . . . . .        95,368         92,481
                                                       -------------  -------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,198,062 and 18,760,821 shares
    issued and outstanding. . . . . . . . . . . . . .         1,920          1,876
  Additional paid-in capital. . . . . . . . . . . . .    27,300,305     27,266,316
  Accumulated deficit . . . . . . . . . . . . . . . .   (26,651,587)   (26,612,657)
  Treasury stock, at cost (19,668 shares) . . . . . .        (3,147)        (3,147)
                                                       -------------  -------------

    Total stockholders' equity. . . . . . . . . . . .       647,491        652,388
                                                       -------------  -------------
    Total liabilities and stockholders' equity         $    742,859   $    744,869
                                                       ============   =============


    The accompanying notes are an integral part of the financial statements.

HANOVER  GOLD  COMPANY,  INC.
STATEMENTS  OF  OPERATIONS
For  the  years  ended  December  31,  2003  and  2002






                                                    2003          2002
Operating expenses:
  Depreciation. . . . . . . . . . . . . . .  $       771   $     1,447
  General and administrative expenses . . .       33,803        76,119
                                             ------------  ------------
                                                  34,574        77,566
                                             ------------  ------------

Operating loss. . . . . . . . . . . . . . .       34,574        77,566
                                             ------------  ------------

Other expense (income):
  Loss (gain) on sale of mineral properties                    (10,962)
  Interest expense, net . . . . . . . . . .        4,356         3,410
  Gain on transfer of equipment . . . . . .                     (4,491)
                                             ------------  ------------
                                                   4,356       (12,043)
                                             ------------  ------------

Net loss. . . . . . . . . . . . . . . . . .  $    38,930   $    65,523
                                             ============  ============

Net loss per share-basic. . . . . . . . . .  $       Nil   $       Nil
                                             ============  ============

Weighted average common
shares outstanding-basic. . . . . . . . . .   19,054,111    18,650,827
                                             ============  ============



    The accompanying notes are an integral part of the financial statements.
                                      FS-4

HANOVER  GOLD  COMPANY,  INC.
STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
For  the  years  ended  December  31,  2003  and  2002


                                                                     ADDITIONAL
                                                 COMMON STOCK          PAID-IN     TREASURY      ACCUMULATED
                                              SHARES      AMOUNT       CAPITAL       STOCK         DEFICIT        TOTAL
                                          -------------  ---------  -----------  -------------  -------------  --------

Balance, December 31, 2001 . . . . . . .    18,368,546   $  1,837   $27,227,127  $     (3,147)  $(26,547,134)  $678,683

Issuance of common stock for
  cash ($0.10/share) . . . . . . . . . .       130,000         13        12,987                                  13,000

Issuance of common stock for consulting
  services ($0.10/share) . . . . . . . .       172,285         17        17,212                                  17,229

Issuance of common stock for payable
  ($0.10/share). . . . . . . . . . . . .        89,990          9         8,990                                   8,999

Net loss . . . . . . . . . . . . . . . .                                                            (65,523)   (65,523)
                                         -------------   --------  ------------    ----------   ------------  ---------

Balance, December 31, 2002 . . . . . . .    18,760,821      1,876    27,266,316        (3,147)   (26,612,657)   652,388

Issuance of common stock for cash
  ($0.06 -$0.10/share) . . . . . . . . .       437,241         44        33,989                                  34,033

Net loss . . . . . . . . . . . . . . . .                                                            (38,930)   (38,930)
                                         -------------  ---------  ------------    -----------   -----------  ---------

Balance, December 31, 2003 . . . . . . .    19,198,062   $  1,920   $27,300,305  $     (3,147)  $(26,651,587)  $647,491
                                          =============  =========  ===========  =============  =============  ========


    The accompanying notes are an integral part of the financial statements.
                                      FS-5

HANOVER  GOLD  COMPANY,  INC.
STATEMENTS  OF  CASH  FLOWS
For  the  years  ended  December  31,  2003  and  2002

             2003     2002

                                                     2003     2002

Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . .  $(38,930)  $(65,523)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Loss (gain) on sale of mineral property. . .            .   (10,962)
  Common stock issued for services . . . . . . .               17,229
  Equipment transferred for services . . . . . .                  509
  Depreciation . . . . . . . . . . . . . . . . .       771      1,447
Change in:
  Prepaid expenses . . . . . . . . . . . . . . .       695      1,491
  Accounts payable . . . . . . . . . . . . . . .      (400)    (6,847)
  Accrued interest payable . . . . . . . . . . .     4,287      3,558
                                                  ---------  ---------
    Net cash used by operating activities. . . .   (33,577)   (59,098)
                                                  ---------  ---------

Cash flows from investing activities:
  Proceeds from sale of mineral property . . . .               15,425
  Purchase of equipment. . . . . . . . . . . . .               (2,675)
                                                             ---------
    Net cash provided by investing activities. .               12,750
                                                             ---------

Cash flows from financing activities:
  Payments on notes payable to stockholders and
    related parties. . . . . . . . . . . . . . .    (4,600)
  Borrowings under notes payable to stockholders
  and related parties. . . . . . . . . . . . . .     3,600     19,000
Proceeds from sale of common stock . . . . . . .    34,033     13,000
                                                  ---------  ---------
    Net cash provided by financing activities. .    33,033     32,000
                                                  ---------  ---------

Net change in cash . . . . . . . . . . . . . . .      (544)   (14,348)
Cash, beginning of year. . . . . . . . . . . . .     1,249     15,597
                                                  ---------  ---------
Cash, end of year. . . . . . . . . . . . . . . .  $    705   $  1,249
                                                  =========  =========

Supplemental schedule of non-cash investing and
financing activities:
Common stock issued for payable. . . . . . . . .             $  8,999
                                                             =========
Payable forgiven in connection with
 sale of mineral property                                    $  17,925
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

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Cash  and  cash  equivalents
----------------------------

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Furniture  and  equipment
-------------------------

Furniture and equipment are carried at original acquisition cost. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which range from five to seven years.

Mineral  properties
-------------------

Costs of acquiring and developing mineral properties are capitalized by the project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Should a property be abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold, to the claims remaining within the project area.

Net  loss  per  share
---------------------

Statement of Financial Accounting Standards, No. 128, "Earnings Per Share," ("EPS") requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As the Company's stock options and warrants are antidilutive for all periods presented, only basic EPS is presented. At December 31, 2003 and 2002, outstanding options and warrants to purchase 2,297,275 and 2,197,275 shares, respectively, of the Company's common stock were not included in the computation of diluted EPS as their effect would be antidilutive.

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

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

Fair  value  of  financial  instruments
---------------------------------------

The carrying amounts reported on the balance sheets as of December 31, 2003 and 2002, for cash equivalents, accounts payable and accrued interest payable approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable to stockholders and related parties approximate its carrying value.

Impaired  asset  policy
-----------------------

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets held by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amounts of the assets may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. Mineral properties are subject to influence from many factors including precious metal prices and environmental and permitting conditions. The Company determines the fair value of its mineral properties based on its best estimate of the value of undiscounted cash flows it believes the properties would be able to generate in future mining production or outright sales to third parties.

Stock-based  compensation
-------------------------

Statement of Financial Accounting Standards No. 123, ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and to furnish the pro forma disclosures required under SFAS No. 123, if material. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Reclamation  costs
------------------

Site reclamation and restoration costs are estimated based upon environmental regulatory requirements. The Company accrues costs associated with environmental remediation obligations when it is probable such costs will be incurred and they are reasonably estimable. At December 31, 2003 and 2002, the Company had accrued $4,000 in reclamation costs for its mineral properties.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  accounting  pronouncements
-------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. SFAS No. 145 has no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 has no impact on the Company's financial statements.

In August 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and FASB Interpretation No. 9, and requires that those transactions be accounted for in accordance with SFAS No. 141 and SFAS No. 142. In addition, SFAS No. 147 amends SFAS No. 144, to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of SFAS No. 147 are generally effective October 1, 2002. SFAS No. 147 has no impact on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has no material effect on the Company's financial statements.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  accounting  pronouncements,  continued:
--------------------------------------------

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Revenue Arrangements with Multiple Deliverables," related to the timing of revenue recognition for arrangements in which goods or services or both are delivered separately in a bundled sales arrangement. The EITF requires that when the deliverables included in this type of arrangement meet certain criteria they should be accounted for separately as separate units of accounting. This consensus is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. EITF 00-21 will not have an impact upon initial adoption and is not expected to have a material impact on the Company's results of operations, financial position and cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123, which provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation is effective for financial statements for fiscal years ending after December 15, 2002. The amendment to SFAS No. 123 relating to disclosures and the amendment to Opinion 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Management does not intend to adopt the fair value accounting provisions of SFAS No. 123 and currently believes that the adoption of SFAS No. 148 will not have a material impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This standard amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective prospectively for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. SFAS No. 149 will not have an impact upon initial adoption and is not expected to have a material effect on the Company's results of operations, financial position and cash flows.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES,  CONTINUED:

New  accounting  pronouncements,  continued:
--------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS No. 150 become effective for the Company for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated the impact of SFAS No. 150 to determine the effect it may have on its results of operations, financial position or cash flows and has concluded that the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

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

NOTE  4.  INCOME  TAXES

At December 31, 2003 and 2002, the Company had net deferred tax assets of approximately $7,500,000, based on an estimated effective future tax rate of 34%. The deferred tax assets principally arose from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the net deferred tax assets at both December 31, 2003 and 2002, has been established.

At December 31, 2003 and 2002, the Company had net operating loss carryforwards of approximately $20,100,000, which will expire in the years 2006 through 2023. The utilization of a portion of these carryforwards is subject to limitations imposed by the Internal Revenue Code.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  5.  NOTES  PAYABLE

At December 31, 2003 and 2002, the Company had the following notes payable to stockholders and related parties:


                                                                  2003     2002
Notes payable on demand; bearing interest equal to the
  Bank of America's prime rate (which was 4.00% at
  December 31, 2003) plus two percent, unsecured:
    To directors of the Company . . . . . . . . . . . . . . .  $32,000  $32,000
    To a company controlled by a former director and officer.   15,000   15,000
Notes payable on demand; non-interest bearing . . . . . . . .    5,000    5,000
Notes payable; bearing interest at 8%; payable in August
  and September, 2004 and January 2005: (1)
    To a director of the Company. . . . . . . . . . . . . . .    5,000    5,000
    To a company controlled by a former director and officer.    8,000    5,000
    To a shareholder of the Company . . . . . . . . . . . . .    5,000    5,000
Note payable to company with which the Company has
  common directors and officers; bearing interest at 6%;
  payable in November, 2003 . . . . . . . . . . . . . . . . .        0    4,000
                                                               -------  -------

  Total notes payable to stockholders and related parties . .  $70,000  $71,000
                                                               =======  =======



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

During 2002, the Company's Board of Directors resolved to transfer certain equipment to Frank Duval, a consultant to the Company as compensation for services provided to the Company during the preceding year. The Company recorded compensation expense of $5,000 relating to the transfer which equaled the estimated fair value of the equipment transferred. The net book value of the equipment transferred was $509. The Company recognized a gain of $4,491 on the transfer.

In addition, during 2002, the Company paid $6,500 to four consultants, $5,000 of which was paid to Mr. Duval and two members of his immediate family for accounting and administrative services provided.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  7.  STOCKHOLDERS'  EQUITY

Sales  of  common  stock  and  warrants
---------------------------------------

During 2003, the Company sold 242,241 shares of its restricted common stock for $14,533, or $0.06 per share to certain existing shareholders of the Company. In addition, during 2003, the Company sold 195,000 shares of its registered common stock for $19,500 or $0.10 per share to certain of the Company's directors.

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

Stock  option  activity  under the 1995 and 1998 Plans is summarized as follows:


                                    WEIGHTED
                                    AVERAGE
                                    OPTIONS   EXERCISE PRICES

  Outstanding at December 31, 2002   175,000  $           0.15
    Granted. . . . . . . . . . . .   100,000  $           0.08
                                    --------  ----------------
  Outstanding at December 31, 2003   275,000  $           0.12
                                    ========  ================



No options were granted, expired or redeemed during the year ended December 31, 2002.

HANOVER  GOLD  COMPANY,  INC.
NOTES  TO  THE  FINANCIAL  STATEMENTS

NOTE  7.  STOCKHOLDERS'  EQUITY,  CONTINUED:

SFAS No. 123 requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS No. 123. The Company estimated the fair value its stock options at the grant date by using the Black Scholes option pricing model with the following weighted-average assumptions used: dividend yield of zero percent; expected volatility of 80 percent; and a risk-free interest rate of 2 percent.

Stock  option  plan,  continued:
--------------------------------

The following table summarizes information about all stock options and warrants outstanding at December 31, 2003:


        WEIGHTED.      NUMBER           OPTIONS AND WARRANTS OUT-
        AVERAGE .    OUTSTANDING        STANDING AND EXERCISABLE
        EXERCISE.  AND EXERCISABLE     WEIGHTED AVERAGE REMAINING
        PRICES. .    AT 12/31/03        CONTRACTUAL LIFE (YEARS)

         $0.35          88,955. .                 2
         $0.25       1,933,320                    2
         $0.12         275,000                    3
         -----       ---------                   ----
         $0.24       2,297,275                    3
         =====       =========                   =====


For the years ended December 31, 2003 and 2002, the difference that would exist between the reported net loss and pro forma net loss as calculated with the affect of the fair value of options granted pursuant to SFAS No. 123 is as follows:


                             2003        2002

  Reported net loss.       $39,930    $65,523
  Pro forma net loss       $44,930    $65,523

No material difference existed between reported net loss and pro forma net loss per share as calculated with the affect of options granted as of December 31, 2002.
                                    FS-15