Form 10QSB
period 2004-03-31
HANOVER GOLD CO INC
filed 2004-05-14
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2004

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


             11115 E. MONTGOMERY SUITE G, SPOKANE, WASHINGTON 99206
             ------------------------------------------------------
                    (Address of principal executive offices)

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

Yes  [X]  No  [  ]

  At May 10, 2003, 19,198,062 shares of the registrant's common stock (par value
                           $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2004



                                TABLE OF CONTENTS


                                                                    Page


PART I - FINANCIAL INFORMATION

Item 1: Financial Statements. . . . . . . . . . . . . . . . . . . . . .  1

Item 2: Management's Discussion and Analysis of Financial Condition and
            Results of Operations . . . . . . . . . . . . . . . . . . .  4

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . .  6


PART II - OTHER INFORMATION

Item 1: Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .  6

Item 2: Changes in Securities . . . . . . . . . . . . . . . . . . . . .  6

Item 3: Defaults among Senior Securities. . . . . . . . . . . . . . . .  6

Item 4: Submission of Matters to a Vote of Security Holders . . . . . .  6

Item 5: Other Information . . . . . . . . . . . . . . . . . . . . . . .  6

Item 6: Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .  6


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

CERTIFICATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8







         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS


                                                                               (UNAUDITED)
                                                                                MARCH  31,    DECEMBER  31,
                                                                                  2004           2003
                                                 ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $        705
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      5,208          8,333
                                                                           -------------  -------------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .         5,208          9,038
                                                                           -------------  -------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $17,932 and $17,793 . . . . . . . . . . . . . . . . .         2,070          2,209
  Mineral properties, net . . . . . . . . . . . . . . . . . . . . . . . .       727,612        727,612
                                                                           -------------  -------------
                                                                                729,682        729,821

Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                                           -------------  -------------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    738,890   $    742,859
                                                                           =============  =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Checks issued and outstanding . . . . . . . . . . . . . . . . . . . . .  $      1,883
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,617
  Notes payable to stockholders and related parties . . . . . . . . . . .        76,000   $     70,000
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        22,473         21,368
  Accrued reclamation costs . . . . . . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                                           -------------  -------------

    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       108,973         95,368
                                                                           -------------  -------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,198,062 shares issued and outstanding. . . . . . . . .         1,920          1,920
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    27,300,305     27,300,305
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,669,161)   (26,651,587)
  Treasury stock, at cost (19,668 shares) . . . . . . . . . . . . . . . .        (3,147)        (3,147)
                                                                           -------------  -------------

    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       629,917        647,491
                                                                           -------------  -------------

    Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $    738,890   $    742,859
                                                                           =============  =============

The accompanying notes are an integral part of the financial statements.
                                1

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)





                                          MARCH  31,     MARCH  31,
                                            2004           2003


Operating expenses:
  Depreciation and amortization . . .  $       139  $       250
  General and administrative expenses       16,330       10,202
                                       -----------  -----------

Operating loss. . . . . . . . . . . .       16,469       10,452

Other expense (income):
  Interest expense, net . . . . . . .        1,105        1,119
                                       -----------  -----------
                                             1,105        1,119
                                       -----------  -----------

Net loss. . . . . . . . . . . . . . .  $    17,574  $    11,571
                                       ===========  ===========

Net loss per share-basic. . . . . . .  $       Nil  $       Nil
                                       ===========  ===========

Weighted average common
shares outstanding-basic. . . . . . .   19,198,062   18,926,106
                                       ===========  ===========


    The accompanying notes are an integral part of the financial statements.
                                        2

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)




                                                                  MARCH  31,    MARCH  31,
                                                                    2004          2003

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(17,574)  $(11,571)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .       139        250
Change in:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .     3,125      3,345
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .     4,617       (400)
  Accrued interest payable. . . . . . . . . . . . . . . . . . . .     1,105      1,107
                                                                   ---------  ---------
    Net cash used by operating activities . . . . . . . . . . . .    (8,588)    (7,269)
                                                                   ---------  ---------

Cash flows from financing activities:
  Payments on notes payable to stockholders and related parties .               (4,000)
  Borrowings on notes payable to stockholders and related parties     6,000      3,000
  Proceeds from sale of common stock and options. . . . . . . . .               14,535
  Change in checks issued and outstanding . . . . . . . . . . . .     1,883
                                                                   ---------  ---------
    Net cash provided by financing activities . . . . . . . . . .     7,883     13,535
                                                                   ---------  ---------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . .      (705)    (6,266)

Cash, beginning of period . . . . . . . . . . . . . . . . . . . .       705      1,249
                                                                   ---------  ---------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $      0   $  7,515
                                                                   =========  =========

The accompanying notes are an integral part of the financial statements.
                                        3

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

2.     NATURE  OF  BUSINESS:

The historical objectives of the Company have been to invest in precious metal mining claims, namely gold and silver deposits having economic potential for development and mining. Recently, the Company has been involved in raising capital through borrowings from related parties.

The Company has no recurring source of revenue, has incurred operating losses since inception and, at March 31, 2004, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, disposing of certain non-mineral property assets, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED:

PLAN  OF  OPERATION

We are actively soliciting new management and are pursuing other property acquisitions. Whether we will be successful in acquiring other properties is unknown. If we are successful in acquiring another property or properties, we may not be able to finance the exploration or development of the property or properties unless we are able to sell shares of the Company's common stock or borrow the funds necessary to acquire the property or properties. The Company will attempt to acquire property or properties in exchange for shares of its common stock.

We intend to hold our 121 unpatented mining claims through the next twelve months. We were able to pay our obligations in 2003 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months through sales of our common stock or dispositions of certain of our non-mineral properties.

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

We have no assurance we will be able to sell our shares or non-mineral claims or, failing that, borrow the funds necessary to finance our obligations for the balance of 2004 and thereafter. We do not have any paid employees.

RESULTS  OF  OPERATIONS

During the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003

For the three months ended March 31, 2004, the Company experienced a net loss of $17,574 compared to a net loss of $11,571, during the comparable period of the previous year. The increase in net loss from 2003 to 2004 was primarily due to increased general and administrative expenses.

During the three-month periods ended March 31, 2004 and 2003, the Company generated no revenue. Depreciation and amortization decreased from $250 during the three-month period ended March 31, 2003, to $139 during the three-month period ended March 31, 2004. The decrease in depreciation and amortization related to depreciable assets nearing the end of their useful lives.

General and administrative expenses increased to $16,330 during the three-month period ended March 31, 2004, compared to $10,202 for the three-month period ended March 31, 2003. The increase in general and administrative expenses for the three-month period ended March 31, 2004, is primarily attributable to accounting fees recognized during the first quarter of 2004 that were not recognized during the first quarter of 2003.

Net interest expense during the three-month period ended March 31, 2004, was $1,105 and was comparable to $1,119 during the three-month period ended March 31, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the three-month period ended March 31, 2004, the Company used $8,588 of cash in its operating activities, and borrowings from existing stockholders provided $6,000 of cash.

Due to the Company's lack of revenues and negative working capital, the Company's independent accountants included a paragraph in the Company's 2003 financial statements relating to a going concern uncertainty. To continue as a going concern the Company must continue to acquire additional capital resources through the sale of its assets or its securities. Although the Company expects to meet its 2004 obligations using funds from the sale of certain of its non-mineral properties, there can be no assurance that it will be able to finance its obligations in future periods.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.




         [The balance of this page has been intentionally left blank.]

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

None

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


                                   HANOVER  GOLD  COMPANY,  INC.

                                           By:     /s/  Hobart  Teneff
                                                   -------------------

                                                   Hobart  Teneff,  its
                                                   President
                                                   Date:  May  14,  2004


                                           By:    /s/  Wayne  Schoonmaker
                                                  -----------------------

                                                  Wayne  Schoonmaker,  its
                                                  Principal  Accounting  Officer
                                                  Date:  May  14,  2004

                                 EXHIBIT 31.1
                                  CERTIFICATION
I,  Hobart  Teneff,  certify  that:

(1) I have reviewed this quarterly report on Form 10-QSB of Hanover Gold Company, Inc.

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

Date:     May  14,  2004
          --------------

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

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This quarterly report on Form 10-QSB of the Registrant for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:  May  14,  2004
     ----------------
/s/  Hobart  Teneff
-------------------
Hobart  Teneff
President  and  Chief  Executive  Officer
                                10

                                  EXHIBIT 31.2
                                  CERTIFICATION
I,  Wayne  Schoonmaker,  certify  that:

(1) I have reviewed this quarterly report on Form 10-QSB of Hanover Gold Company, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May  14,  2004
     ----------------

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

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This quarterly report on Form 10-QSB of the Registrant for the period ended March 31, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The  information contained in the report fairly presents, in all material
respects,  the  financial     condition  and  results  of  operations  of  the
Registrant.
Date:     May  14,  2004
          --------------
/s/  Wayne  Schoonmaker
-----------------------
Wayne  Schoonmaker
Principal  Accounting  Officer