Form 10QSB
period 2004-06-30
HANOVER GOLD CO INC
filed 2004-08-12
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2004

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

Yes  [X]  No  [  ]

At August 10, 2004, 19,198,062 shares of the registrant's common stock (par value $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2004



                                TABLE OF CONTENTS



                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements . . . . . . . . . . . . . . . . . . . . .     1

Item 2: Management's Discussion and Analysis of Financial Condition or
        Plan of Operation.     . . . . . . . . . . . . . . . . . . . .     4

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . .     6


PART II - OTHER INFORMATION

Item 1: Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .     7

Item 2: Changes in Securities. . . . . . . . . . . . . . . . . . . . .     7

Item 3: Defaults among Senior Securities . . . . . . . . . . . . . . .     7

Item 4: Submission of Matters to a Vote of Security Holders. . . . . .     7

Item 5: Other Information. . . . . . . . . . . . . . . . . . . . . . .     7

Item 6: Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .     7


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9







         [The balance of this page has been intentionally left blank.]

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                           HANOVER GOLD COMPANY, INC.
                                 BALANCE SHEETS



                                                                            (UNAUDITED)
                                                                              JUNE 30,       DECEMBER 31,
                                                                                2004            2003
                                               ASSETS

Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     21,841   $         705
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,083           8,333
                                                                           -------------  --------------

    Total current assets. . . . . . . . . . . . . . . . . . . . . . . . .        23,924           9,038
                                                                           -------------  --------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $18,071 and $17,793 . . . . . . . . . . . . . . . . .         1,932           2,209
  Mineral properties, net . . . . . . . . . . . . . . . . . . . . . . . .       723,842         727,612
                                                                           -------------  --------------
                                                                                725,774         729,821

Other assets:
  Reclamation bonds . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,000           4,000
                                                                           -------------  --------------

    Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    753,698   $     742,859
                                                                           =============  ==============



                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Notes payable to stockholders and related parties . . . . . . . . . . .  $     81,000   $      70,000
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . . .        23,695          21,368
  Accrued reclamation costs . . . . . . . . . . . . . . . . . . . . . . .         4,000           4,000
                                                                           -------------  --------------

    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .       108,695          95,368
                                                                           -------------  --------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,198,062 shares issued and outstanding. . . . . . . . .         1,920           1,920
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .    27,300,305      27,300,305
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . .   (26,654,075)    (26,651,587)
  Treasury stock, at cost (19,668 shares) . . . . . . . . . . . . . . . .        (3,147)         (3,147)
                                                                           -------------  --------------

    Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . .       645,003         647,491
                                                                           -------------  --------------

    Total liabilities and stockholders' equity. . . . . . . . . . . . . .  $    753,698   $     742,859
                                                                           =============  ==============

The accompanying notes are an integral part of the financial statements.
                                                        1






                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)



                                                  THREE              SIX             THREE                SIX
                                                 MONTHS             MONTHS          MONTHS               MONTHS
                                                  ENDED              ENDED          ENDED                 ENDED
                                                JUNE 30,           JUNE 30,        JUNE 30,              JUNE 30,
                                                 2004               2004            2003                   2003
Operating expenses:
     Depreciation and amortization. . . .   $       139         $       278       $       244         $       494
     General and administrative expenses.         4,798              21,128            13,711              23,913
                                            -----------         -----------       -----------         -----------
Operating loss. . . . . . . . .                   4,937              21,406            13,955              24,407

Other expense (income):
     Interest expense, net. . . . . . . .         1,207               2,312             1,127               2,246
    Gain on sale of mineral property. . .       (21,230)            (21,230)               -                   -
                                            -----------         -----------       -----------         -----------
                                                (20,023)           (18,918)             1,127               2,246
                                            -----------         -----------       -----------         -----------

Net income (loss) . . . . . . . . . . . .   $    15,086         $   (2,488)       $   (15,082)        $  (26,653)
                                            ===========         ==========        ===========         ===========

Net income (loss) per share-basic . . .     $.      Nil         $     Nil         $      Nil          $      Nil
                                            ===========         ==========        ===========         ===========

Weighted average common
shares outstanding-basic. . . . . . . . .    19,198,062         19,198,062         19,016,063          18,950,839
                                            ===========         ==========        ===========         ===========



    The accompanying notes are an integral part of the financial statements.
                                        2

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
             FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)




                                                                    JUNE 30,    JUNE 30,
                                                                      2004        2003

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (2,488)  $ (26,653)
Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . .        277         494
  Gain on sale of mineral property. . . . . . . . . . . . . . . .    (21,230)          0
Change in:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . .      6,250       6,689
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . .          0        (400)
  Accrued interest payable. . . . . . . . . . . . . . . . . . . .      2,327       2,139
                                                                   ----------  ----------
    Net cash used by operating activities . . . . . . . . . . . .    (14,864)    (17,731)
                                                                   ----------  ----------

Cash flows from investing activities:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . . .          0           0
  Proceeds from sale of mineral property. . . . . . . . . . . . .     25,000           0
                                                                   ----------  ----------
    Net cash provided by investing activities . . . . . . . . . .     25,000           0
                                                                   ----------  ----------

Cash flows from financing activities:
  Payments on notes payable to stockholders and related parties .          0      (4,600)
  Borrowings on notes payable to stockholders and related parties     11,000       3,600
  Proceeds from sale of common stock and options. . . . . . . . .          0      19,035
                                                                   ----------  ----------
    Net cash provided by financing activities . . . . . . . . . .     11,000      18,035
                                                                   ----------  ----------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . .     21,136         304

Cash, beginning of period . . . . . . . . . . . . . . . . . . . .        705       1,249
                                                                   ----------  ----------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . .  $  21,841   $   1,553
                                                                   ==========  ==========




The accompanying notes are an integral part of these financial statements.
                                   3

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

The Company has no recurring source of revenue, has incurred operating losses since inception and, at June 30, 2004, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, disposing of certain non-mineral property assets, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION, CONTINUED:

PLAN  OF  OPERATION

We intend to hold our 121 unpatented mining claims through the next twelve months. We were able to pay our obligations in 2003 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months through sales of our common stock or dispositions of certain of our non-mineral properties. During the second quarter of 2004, we sold one of our patented mining claims for $25,000.

We are required to make annual payments of $15,125 to the United States Department of the Interior's Bureau of Land Management in order to maintain our unpatented claims. These are significant expenses. Unless the persons who have been willing to purchase our shares in the past (being certain of our affiliates and one non-affiliate) are willing to purchase additional shares annually, in amounts sufficient to cover the amount of these payments, we may be forced to relinquish these claims.

We have no assurance we will be able to sell our shares or non-mineral claims or, failing that, borrow the funds necessary to finance our obligations for the balance of 2004 and thereafter. We do not have any paid employees.

RESULTS  OF  OPERATIONS

During the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003

For the six months ended June 30, 2004, the Company experienced a net loss of $2,488 compared to a net loss of $26,653, during the comparable period of the previous year. The decrease in net loss from 2003 to 2004 was primarily due to a gain on the sale of one of the company's patented mining claims, during the second quarter of 2004.

During the six-month periods ended June 30, 2004 and 2003, the Company generated no revenue. Depreciation and amortization decreased from $494 during the six-month period ended June 30, 2003, to $278 during the six-month period ended June 30, 2004. The decrease in depreciation and amortization related to depreciable assets nearing the end of their useful lives.

General and administrative expenses decreased to $21,128 during the six-month period ended June 30, 2004, compared to $23,913 for the six-month period ended June 30, 2003. The decrease in general and administrative expenses for the six-month period ended June 30, 2004, is primarily attributable to a decrease in accounting fees, taxes, and rent as compared to 2003.

Net interest expense during the six-month period ended June 30, 2004, was $2,312 and was comparable to $2,246 during the six-month period ended June 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the six-month period ended June 30, 2004, the Company used $14,864 of cash in its operating activities. Borrowings from existing stockholders provided $11,000 of cash and the sale of one of the Company's patented mining claims provided $25,000 of cash.

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


                                   HANOVER  GOLD  COMPANY,  INC.

                                           By:     /s/ Hobart Teneff
                                                   ----------------------

                                        Hobart  Teneff,  its
                                        President
                                        Date:  August  12,  2004


                                           By:    /s/ Wayne Schoonmaker
                                                  -----------------------

                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date:  August  12,  2004

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

Date:     August  12,  2004
          -----------------

/s/ Hobart Teneff
----------------------------------------------------
Hobart  Teneff
President,  and  Chief  Executive  Officer

EXHIBIT  32.1

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Hobart Teneff, President and Chief Executive Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This quarterly report on Form 10-QSB of the Registrant for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
Date:   August  12,  2004
     --------------------
/s/ Hobart Teneff
---------------------------------------------
Hobart  Teneff
President  and  Chief  Executive  Officer

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

Date:  August  12,  2004
     -------------------

/s/ Wayne Schoonmaker
----------------------------------------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

EXHIBIT  32.2

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc. ("the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. This quarterly report on Form 10-QSB of the Registrant for the period ended June 30, 2004, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The  information contained in the report fairly presents, in all material
respects,  the  financial     condition  and  results  of  operations  of  the
Registrant.
Date:    August  12,  2004
       -------------------
/s/ Wayne Schoonmaker
----------------------------------------------------
Wayne  Schoonmaker
Principal  Accounting  Officer