Form 10QSB
period 2004-09-30
HANOVER GOLD CO INC
filed 2004-11-12
CIK 778165

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Yes  [X]  No  [  ]

At October 25, 2004, 19,398,062 shares of the registrant's common stock (par value $0.0001) were outstanding.

                           HANOVER GOLD COMPANY, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2004




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

                          PART I-FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                              HANOVER GOLD COMPANY, INC.
                                    BALANCE SHEETS

                                                           (UNAUDITED)
                                                          SEPTEMBER  30,   DECEMBER  31,
                                                              2004            2003
                                        ASSETS

Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $      3,417   $        705
  Prepaid expenses . . . . . . . . . . . . . . . . . . .        13,865          8,333
                                                          -------------  -------------

    Total current assets . . . . . . . . . . . . . . . .        17,282          9,038
                                                          -------------  -------------

Fixed assets:
  Furniture and equipment, net of accumulated
    depreciation of $18,187 and $17,793. . . . . . . . .         1,815          2,209
  Mineral properties, net. . . . . . . . . . . . . . . .       723,842        727,612
                                                          -------------  -------------
                                                               725,657        729,821

Other assets:
  Reclamation bonds. . . . . . . . . . . . . . . . . . .         4,000          4,000
                                                          -------------  -------------

    Total assets . . . . . . . . . . . . . . . . . . . .  $    746,939   $    742,859
                                                          =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable . . . . . . . . . . . . . . . . . . .  $      5,000
  Notes payable to stockholders and related parties. . .        81,000   $     70,000
  Accrued interest payable . . . . . . . . . . . . . . .        24,993         21,368
  Accrued reclamation costs. . . . . . . . . . . . . . .         4,000          4,000
                                                          -------------  -------------

    Total current liabilities. . . . . . . . . . . . . .       114,993         95,368
                                                          -------------  -------------

Stockholders' equity:
  Preferred stock, $0.001 par value; 2,000,000
    shares authorized; no shares outstanding
  Common stock, $0.0001 par value; 48,000,000 shares
    authorized; 19,398,062 and 19,198,062 shares issued.         1,940          1,920
       and outstanding, respectively
  Additional paid-in capital . . . . . . . . . . . . . .    27,320,287     27,300,305
  Accumulated deficit. . . . . . . . . . . . . . . . . .   (26,687,134)   (26,651,587)
  Treasury stock, at cost (19,668 shares). . . . . . . .        (3,147)        (3,147)
                                                          -------------  -------------

    Total stockholders' equity . . . . . . . . . . . . .       631,946        647,491
                                                          -------------  -------------

    Total liabilities and stockholders' equity . . . . .  $    746,939   $    742,859
                                                          =============  =============





    The accompanying notes are an integral part of the financial statements.

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF OPERATIONS
     FOR THE THREE AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)




                                                   THREE               NINE              THREE               NINE
                                                   MONTHS             MONTHS             MONTHS             MONTHS
                                                   ENDED              ENDED              ENDED              ENDED
                                                 SEPT.  30,         SEPT.  30,         SEPT.  30,         SEPT.  30,
                                                    2004               2004               2003               2003
Operating expenses:
     Depreciation and amortization              $       116        $       394        $       139        $       633
     General and administrative expenses             31,657             52,785              5,694             29,607
                                                -----------        -----------        -----------        ------------

Operating loss                                       31,773             53,179              5,833             30,240

Other expense (income):
     Interest expense, net                            1,285              3,597              1,051              3,297
    Gain on sale of mineral property                      0            (21,230)                 -                  -
                                                -----------        ------------       ------------       ------------
                                                      1,285            (17,633)             1,051              3,297
                                                ------------       ------------       ------------       ------------

Net income (loss)                               $   (33,058)       $   (35,546)       $    (6,884)       $   (33,537)
                                                ============       ============       ============       ============

Net income (loss) per share-basic               $      Nil         $      Nil         $      Nil         $      Nil
                                                ===========        ============       ============       ============

Weighted average common
shares outstanding-basic                         19,211,105         19,202,442         19,114,911         19,007,752
                                                ===========        ===========        ===========        ============




 The accompanying notes are an integral part of the financial statements.
                                        2

                           HANOVER GOLD COMPANY, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)




                                                                       SEPTEMBER  30,  SEPTEMBER  30,
                                                                           2004          2003

Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(35,546)  $(33,537)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Equipment transferred for services . . . . . . . . . . . . . . .         0          0
       Gain on sale of mineral property . . . . . . . . . . . . . . . .   (21,230)         0
  Gain on equipment transfer. . . . . . . . . . . . . . . . . . . . . .         0          0
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .       394        633
  Common stock issued for consulting services . . . . . . . . . . . . .    20,000          0
Change in:
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,531)    (2,467)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,000       (400)
  Accrued interest payable. . . . . . . . . . . . . . . . . . . . . . .     3,625      3,212
                                                                         ---------  ---------
    Net cash used by operating activities . . . . . . . . . . . . . . .   (33,288)   (32,559)
                                                                         ---------  ---------

Cash flows from investing activities:
  Purchase of equipment . . . . . . . . . . . . . . . . . . . . . . . .         0          0
  Proceeds from sale of mineral property. . . . . . . . . . . . . . . .    25,000          0
                                                                         ---------  ---------
    Net cash provided by investing activities . . . . . . . . . . . . .    25,000          0
                                                                         ---------  ---------

Cash flows from financing activities:
  Payments on notes payable to stockholders and related parties . . . .         0     (4,600)
  Borrowings on notes payable to stockholders and related parties11,000     3,600
  Proceeds from sale of common stock and options. . . . . . . . . . . .         0     34,035
                                                                         ---------  ---------
    Net cash provided by financing activities . . . . . . . . . . . . .    11,000     33,035
                                                                         ---------  ---------

Net change in cash. . . . . . . . . . . . . . . . . . . . . . . . . . .     2,712        476

Cash, beginning of period . . . . . . . . . . . . . . . . . . . . . . .       705      1,249
                                                                         ---------  ---------
Cash, end of period . . . . . . . . . . . . . . . . . . . . . . . . . .  $  3,417   $  1,725
                                                                         =========  =========


The accompanying notes are an integral part of the financial statements.
                                        3

                           HANOVER GOLD COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BASIS  OF  PRESENTATION:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments
(consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

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

The Company has no recurring source of revenue, has incurred operating losses since inception and, at September 30, 2004, has negative working capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has undertaken certain actions to address these conditions. These actions include sales of the Company's common stock, disposing of certain non-mineral property assets, and decreasing expenses. The interim financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

The Company holds various mining properties in southwestern Montana. The Company had engaged in exploration and limited development activities on these properties, primarily in the Alder Gulch area of Montana, more or less continuously from 1992 to 1998. In September and October of 1998 the Company made the decision to terminate its leases with three of its landowner-lessors, primarily due to the passage of a Montana initiative, I-137, banning the use of cyanide in the process of extracting gold and silver, and the high carrying costs of the leases. As a result, the Company curtailed the majority of its exploration and development activities. To date, the Company has not established proven or probable reserves on any of its properties, and is currently not pursuing exploration or development activities. Unless the Montana initiative is repealed, the Company's management will continue its business strategy to decrease expenses, conserve remaining assets, and preserve the Company's form and existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION, CONTINUED:

September 1, 2004 the Company entered into a one-year Consultant's Agreement for the management services of Jackie E. Stephens & Associates, Inc. ("JES&A"). For its services JES&A will receive compensation of $5,000 for September 2004 and $1,000 for each month thereafter. JES&A will additionally receive 200,000 shares of the Company's common stock. The term of the agreement may be extended for one additional year at the election of JES&A. If extended, JES&A would receive an additional 200,000 shares of the Company's common stock and compensation of $1,000 per month. Jackie E. Stephens was appointed a director and President of the Company October 1, 2004. Mr. Stephens is President of JES&A.

PLAN  OF  OPERATION

We intend to hold our 121 unpatented mining claims through the next twelve months. We have been able to pay our obligations in 2004 by selling shares of our common stock on an as-needed basis and expect to continue to meet our expenses over the next twelve months through sales of our common stock or dispositions of certain of our non-mineral properties. During the second quarter of 2004, we sold one of our patented mining claims for $25,000.

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

RESULTS  OF  OPERATIONS

During the nine-month period ended September 30, 2004 compared to the nine-month period ended September 30, 2003

For the nine months ended September 30, 2004, the Company experienced a net loss of $35,546 compared to a net loss of $33,537, during the comparable period of the previous year. The increase in net loss from 2003 to 2004 was primarily due to an increase in consulting fees, partially offset by a gain on the sale of one of the company's patented mining claims during the second quarter of 2004.

During the nine-month periods ended September 30, 2004 and 2003, the Company generated no revenue. Depreciation and amortization decreased from $633 during the nine-month period ended September 30, 2003, to $394 during the nine-month period ended September 30, 2004. The decrease in depreciation and amortization related to depreciable assets nearing the end of their useful lives.

General and administrative expenses increased to $52,785 during the nine-month period ended September 30, 2004, compared to $29,607 for the nine-month period ended September 30, 2003. The increase in general and administrative expenses for the nine-month period ended September 30, 2004, is primarily attributable to an increase in consulting fees as compared to 2003.

Net interest expense during the nine-month period ended September 30, 2004, was $3,597 and was comparable to $3,297 during the nine-month period ended September 30, 2003.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2004, the Company had no recurring sources of revenue and negative working capital. The Company has incurred losses and experienced negative cash flows from operations every year since its inception.

During the nine-month period ended September 30, 2004, the Company used $33,288 of cash in its operating activities. Borrowings from existing stockholders provided $11,000 of cash and the sale of one of the Company's patented mining claims provided $25,000 of cash.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.











         [The balance of this page has been intentionally left blank.]

                         PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES

On September 24, 2004, the Company agreed to issue Jackie E. Stephens 200,000 shares of its restricted common stock in connection with a consulting agreement. The Company believes that the stock issued is exempt from registration pursuant to section 4(2) of the Securities Act of 1933 as amended.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

The  registrant  has  no  outstanding  senior  securities.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

10.19  Consultant's  Agreement  dated  effective  September  1,  2004

Reports  on  Form  8-K.
None










         [The balance of this page has been intentionally left blank.]

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HANOVER  GOLD  COMPANY,  INC.

                                           By:     /s/  Hobart  Teneff
                                                   -------------------
                                        Hobart  Teneff,  its
                                        Chief  Executive  Officer
                                        Date:  November  9,  2004


                                   By:     /s/  Wayne  Schoonmaker
                                           -----------------------
                                        Wayne  Schoonmaker,  its
                                        Principal  Accounting  Officer
                                        Date:  November  9,  2004

                                  EXHIBIT 31.1
                                  CERTIFICATION
I,  Hobart  Teneff,  certify  that:

(1) I have reviewed this quarterly report on Form 10-QSB of Hanover Gold Company, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  November  9,  2004
-------------------------


By:/s/  Hobart  Teneff
----------------------
Hobart  Teneff
Chief  Executive  Officer

                                  EXHIBIT 32.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report of Hanover Gold Company, Inc., (the
"Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hobart Teneff, Chief Executive Officer of Hanover Gold Company, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November  9,  2004
--------------------------


By/s/Hobart  Teneff
-------------------
Hobart  Teneff
Chief  Executive  Officer
                                10

                                  EXHIBIT 31.2
                                  CERTIFICATION
I,  Wayne  Schoonmaker,  certify  that:

(1) I have reviewed this quarterly report on Form 10-QSB of Hanover Gold Company, Inc.
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:
(d) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(e) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(f) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November  9,  2004
-----------------------


By:/s/  Wayne  Schoonmaker
--------------------------
Wayne  Schoonmaker
Principal  Accounting  Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In  connection  with  the  Quarterly  Report of Hanover Gold Company, Inc., (the
"Company") on Form 10-QSB for the period ending September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Wayne Schoonmaker, Principal Accounting Officer of Hanover Gold Company, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November  9,  2004
-------------------------


By/s/  Wayne  Schoonmaker
-------------------------
Wayne  Schoonmaker
Principal  Accounting  Officer