Form 10KSB
period 2004-12-31
HANOVER GOLD CO INC
filed 2006-09-01
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

HANOVER GOLD COMPANY, INC.

(Name of small business issuer in its charter)

Delaware	11-2740461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number, including area code:  (509) 462-0315

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Preferred Stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐

 No ☑

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑    No ☐

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $0.38 on August 7, 2006, as reported by the Over the Counter “Pink Sheets” was $8,707,307.

At August 7, 2006, the registrant had 34,261,775 outstanding shares of $0.001 par value common stock.

TABLE OF CONTENTS

             Page

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTIES

10

ITEM 3.

LEGAL PROCEEDINGS

10

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

11

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

11

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANYALSIS OR PLAN OF OPERATION

13

ITEM 7.

FINANCIAL STATEMENTS

17

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

30

ITEM 8A.

CONTROLS AND PROCEDURES

30

ITEM 8B.

OTHER INFORMATION

31

PART III

32

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTOERS AND CONTROLS

PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

32

ITEM 10.

EXECUTIVE COMPENSATION

35

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

36

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

37

ITEM 13.

EXHIBITS

37

ITEM 14.

PRINCIPAL ACOUNTANT FEES AND SERVICES

39

SIGNATURES

41

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements”. All statements made in this annual report other than statements of historical fact, included or incorporated by reference in this report, including, without limitation, statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “forecast,” “plan,” “project,” “estimate,” “anticipate,” “propose,” or “believe” or the negative thereof or any variation thereon or similar terminology.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, there is no assurance that such expectations will be accomplished. You should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

[The balance of this page has been intentionally left blank.]

PART  I

Item 1. Description of Business

We were organized under Delaware law in 1984 to engage in mining activities. From 1992 to September 1998, we engaged in acquiring and exploring mining claims in the Alder Gulch area of the Virginia City Mining District in southwestern Montana.

Our activities consisted of diamond drilling, mapping and sampling, lithologic logging of drill holes, metallurgical testing, assaying, and aerial surveying. During this period we were also engaged in some very limited underground development, although no mining or milling activities have been conducted since 1995.

Our properties were never placed into production. We ceased operations during the fourth quarter of 1998 due to low gold prices and the passage of a Montana citizen's initiative (known as Initiative 1-137) which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in that state.

In May 2004, we sold our Katie Mill Site Claim in Madison County, Montana for $25,000.

As of December 31, 2004, we owned various patented and unpatented mining claims and additional patented mining claims near Norris and Pony, Montana, some 35 miles away. All but one of these claims were acquired in connection with our 1997 merger acquisition of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

In July 2005, we sold our Bozeman Lode mining claim for $10,000, and in August 2005, we sold our Pony claims for $140,000 to an existing shareholder of the company. Both of these properties are located in Madison County, Montana.

In April and May 2006, we appointed three directors to fill positions on our Board of Directors that had been vacated, and decided to undertake a new business direction for the Company. Our new plan of operation is to seek out a suitable merger partner with an established operating history and to achieve some type of business combination.

In June 2006, we conducted a private placement of our common stock. We sold 14,000,000 shares at $0.025 per share for net proceeds of $315,000. The proceeds of the offering will be utilized to pay expenses relating to the Company’s ongoing reporting requirements under the Securities Exchange Act of 1934 and other operating expenses.

In June 2006, we entered into an agreement to sell our remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders, we would receive proceeds of $400,000.

Business Outlook

We ceased our mineral exploration activities during the fourth quarter of 1998 due to low gold prices and the passage of a Montana citizen's initiative (known as Initiative 1-137) which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in that state.

We now have undertaken a new plan of operation to seek out a suitable merger partner with an established operating history and to achieve some type of business combination. This plan will include disposing of the remainder of our current mineral claims. There is no way to estimate how long the process will take to find a suitable merger candidate.

We are working to become current with any delinquent filings required by the Exchange Act of 1934. The 10-KSB reports for the fiscal years ended December 31, 2004 and 2005, as well as the three 10-QSB reports for 2005 and first and second quarter 2006 reports are currently delinquent.

Regulation

Laws and regulations relating to our business frequently change, and future laws and regulations, could adversely affect our business.

In the past, we have been subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration on both public and private lands in Montana. A preliminary environmental assessment review has revealed evidence of recognized environmental conditions that would suggest an existing release, a past release, or a material threat of a release of contaminants into the ground, surface water, or ground water at our claims. We believe we have been in substantial compliance with all such regulations, and we are unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company.

Risk Factors

The following risk factors together with other information, as set forth in this Form 10-KSB, should be carefully considered by current and future investors in our securities. These risk factors could have a material adverse effect upon our business, financial condition, results of operations, our ability to implement our business plan and the market price for our securities. Many of these events are outside our control.

Our shares are highly speculative and stockholders should carefully consider the following risks factors, which are illustrative of the possible risks pertaining to the Company, but which should not be construed as representing all of the possible risks to be considered.

No Revenue

During the years ended December 31, 2004 and 2003, we generated no revenue. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss, which will increase continuously, until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

Speculative Nature of Company's Proposed Operations

The success of the Company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of any potential identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event that the Company completes a business combination, of which there can be no assurance, the success of operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

Scarcity of and Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of other business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Hanover Gold and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will be competing with numerous other small public companies in seeking merger or acquisition candidates.

Limited Time Availability

While seeking a business combination, management anticipates devoting up to ten hours per week to the business of the Company. The Company's officer has not entered into a written employment agreement with the Company, and is not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officer or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts of Interest - General

The Company's officer and directors participate in other business ventures which compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officer or directors are involved in the management of any firm with which the Company transacts business.

Lack of Market Research or Marketing Organization

The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control and Management

A business combination involving the issuance of the Company's stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of  our present officer and/or directors and a corresponding reduction in, or elimination of, their participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination

The Company's primary plan of operation is based upon a combination with a business entity which, in all likelihood, would result in the Company issuing securities to shareholders of such company. The issuance of previously authorized and unissued common stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

Requirement of Audited Financial Statements May Disqualify Business

Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Risks Related to our Business

We may be subject to environmental risks and land reclamation requirements for mineral properties that may be financially burdensome

We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration) because it is not generally available at a reasonable price or at all.

Although variable, depending on location and the governing authority, land reclamation requirements are generally imposed on mineral exploration companies in order to minimize long term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents and to reasonably re-establish pre-disturbance land forms and vegetation. In order to carry out reclamation obligations imposed on the Company in connection with its mineral exploration, the Company must allocate financial resources that might otherwise be spent on other business opportunities.

Need for additional capital

We have minimal assets, a history of net losses, and need to obtain additional capital to continue operations.

The Company has historically raised capital through equity and debt financing and in the future may raise capital through equity or additional debt financing, joint ventures or other means. There can be no assurance that the Company will be able to obtain necessary financing in a timely manner on acceptable terms, if at all. If additional financing is not available, it may have to abandon its business plan of finding a suitable merger candidate.

Competitive Disadvantages

We expect to be at a competitive disadvantage in seeking to find a suitable merger candidate and seeking additional financing.

We may lose key management personnel

Our President, who is also a director, has limited experience in the merger and acquisition (M & A) industry. Our other directors have little or no experience in the M & A field. The loss of any of these individuals could adversely affect our business. If one or more of our directors dies, becomes disabled, or voluntarily resigns, there is no assurance that a suitable or comparable substitute will be found.

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on the price of our shares of common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we expect that beginning with our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, we will be required to furnish a report by management on our internal controls over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by our management. Such report may also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal controls.

We cannot be certain that we will be able to complete our assessment, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on our stock price.

Failure to comply with the new rules may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Risks related to our stock

Penny stock regulations may impair our shareholders’ ability to sell their stock

Currently, the Company’s stock trades on the Over-the-Counter Pink Sheets under the symbol “HVGO.” Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

We may experience volatility in our stock price and limited liquidity

Our common stock is currently quoted on the OTC Pink Sheets, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future.

The trading price of our common stock may be affected by a number of factors including events described in the risk factors set forth in this Annual Report, as well as our operating results, financial condition, announcements of any potential merger and acquisition combinations and other events or factors.

In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

There is currently a limited trading market for our common stock

There is currently no established public trading market for our common stock, other than through the Pink Sheets. Although we may to seek listing of our shares on an established exchange or inclusion of our shares of common stock on the Over the Counter Bulletin Board, or OTCBB, we may not successfully accomplish this. The Pink Sheets is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so.

If we seek to raise additional funds, our existing shareholders may experience dilution

It is possible that the Company may sell additional shares of our common stock in order to finance our operations. Any additional equity financing that we obtain would involve the sale of our common shares and/or sales of securities that are convertible or exercisable into our common shares, such as share purchase warrants or convertible notes, and the issuance of such securities would have the effect of diluting existing shareholders.

If additional capital is raised through the issuance of equity securities, the percentage ownership of our shareholders will be reduced. These shareholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

Shares of preferred stock may have greater rights than shares of common stock

Our certificate of incorporation authorizes our Board of Directors to issue one or more series of preferred stock and to set the terms of the preferred stock without seeking any further approval from the existing shareholders.

Substantial voting power in the hands of our principal stockholders and directors

Our stockholders do not have the right to cumulative votes in the election of our directors. Our two largest principal beneficial stockholders, along with the four directors of the Company own and control about thirty-three percent of our outstanding common stock.

Should these principal stockholders and directors wish to act in concert, they may be able to elect directors of their choice, and otherwise directly or indirectly, control the direction and operation of the Company.

We do not intend to pay dividends on our stock

We do not anticipate paying any cash or stock dividends in the foreseeable future. Prospective investors should not purchase our stock with any view toward receipt of dividends.

Employees and Consultants

We have no employees. All services that need to be done are handled by consultants. The Company has not obtained key man life insurance on any of its officers or directors.

Availability of SEC Filings

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov).

Item 2. Description of Property

As of December 31, 2004, we owned various patented and unpatented mining claims and additional patented mining claims near Norris and Pony, Montana, some 35 miles away. All, but one of these claims were acquired in connection with our 1997 merger acquisition of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

In July 2005, we sold our Bozeman Lode mining claim for $10,000, and in August 2005, we sold our Pony Claims for $140,000.

In June 2006, we entered into an agreement to sell our remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders we would receive proceeds of $400,000.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

[The balance of this page has been intentionally left blank.]

PART  II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information. Our common stock is traded in the Pink Sheets ("OTCPK") under the symbol “HVGO.PK”. The following table shows the high and low closing sale prices per share for our common stock for each quarter in the years ended December 31, 2005, 2004 and 2003, and the first two quarters of 2006. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions.

2003

         2004
Low

High

Low               High

First Quarter

$

0.09

$

0.20

$

0.14

$

0.20

Second Quarter

$

0.05

$

0.11

$

0.07

$

0.13

Third Quarter

$

0.06

$

0.15

$

0.07

$

0.10

Fourth Quarter

$

0.08

$

0.24

$

0.05

$

0.07

2005

         2006
Low

High

Low               High

First Quarter

$

0.055

$

0.10

$

0.03

$

0.11

Second Quarter

$

0.04

$

0.06

$

0.13

$

0.55

Third Quarter

$

0.04

$

0.05

Fourth Quarter

$

0.03

$

0.06

Dividends. We do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Shareholders. As of August 7, 2006, we had approximately 400 shareholders of record. We believe approximately 1,600 persons beneficially own our shares.

Recent Sales of Unregistered Securities

In 2004, we issued 200,000 shares of restricted common stock valued at $20,000, or $0.10 per share. The shares were issued to Jackie Stephens who was serving as our President at the time. These shares were expensed as consulting services.

In December 2005, we issued five shareholders 293,713 shares of restricted common stock worth $29,371, or $0.10 per share. These shares were issued as payment for accrued interest on notes payable from five shareholders.

In December 2005, we issued 80,000 shares of restricted common stock worth $8,000, or $0.10 per share, to Jackie Stephens as a settlement on his consulting contract.

In 2006, we conducted a private placement offering of our common stock. We sold our stock for $0.025 per share. Proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. A total of 14,000,000 shares of restricted common stock were issued. The underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.

Common Stock

We have 48,000,000 shares of common stock authorized at a par value of $0.0001 of which 34,261,775 are issued and outstanding as of August 7, 2006. All shares of common stock are equal to each other with respect to voting, liquidation, dividend and other rights. Owners of shares are entitled to one vote for each share of common stock owned at any shareholders' meeting.  Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

There are no conversion, preemptive, or other subscription rights or privileges with respect to any shares.  Our stock does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors may elect all of the directors if they choose to do so.  In such event, the holders of the remaining shares aggregating less than fifty percent (50%) would not be able to elect any directors.

Preferred Stock

We have 2,000,000 authorized shares of preferred stock with a par value of $0.001. We have no shares of preferred stock issued or outstanding. The preferred stock may be entitled to preference over the common stock with respect to the distribution of assets of the Company in the event of liquidation, dissolution, or winding-up of the Company, whether voluntarily or involuntarily, or in the event of any other distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.  The authorized but unissued shares of preferred stock may be divided into and issued in designated series from time to time by one or more resolutions adopted by the Board of Directors. The Directors in their sole discretion shall have the power to determine the relative powers, preferences, and rights of each series of preferred stock.

Warrants

There was no warrant activity during 2003 or 2004, and at December 31, 2004, the following warrants were outstanding:

Exercise Price	Number Outstanding and Exercisable at 12/31/04	Term
$ 0.25	1,933,320	1 year
$ 0.35	88,955	1 year
	2,022,275

Stock Options

The Company has a stock plan (“the 1995 Plan”) under which eligible employees and directors of the Company may be granted stock options, stock appreciation rights, or restricted stock.  Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000.  Grants of options, stock appreciation rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant.  Options granted under the 1995 Plan vest immediately.  The 1998 Equity Incentive Plan was adopted in May 1999, to aid the Company in maintaining and developing a management team and attracting qualified officers and employees.  A total of 2,041,800 shares of common stock may be subject to, or issued pursuant to, the terms of the Plan.

There was no option activity during 2003 or 2004, and at December 31, 2004, the following stock options were outstanding:

Exercise Price	Number Outstanding and Exercisable at 12/31/04	Term
$ 0.125	150,000	5 years
$ 0.15	175,000	1 year

Common Stock Issued for Services

In 2004, the Company issued 200,000 shares of its restricted common stock to Jackie Stephens, former President of the Company, for consulting services.  The shares were valued by the Company at $20,000, or $0.10 per share.

In December 2005, we issued 80,000 shares of restricted common stock worth $8,000, or $0.10 per share, to Jackie Stephens as a settlement on his consulting contract.

Item 6. Management’s Discussion and Analysis or Plan of Operation

GENERAL

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company's judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

PLAN OF OPERATION

We intend to seek to acquire the assets or shares of an entity actively engaged in business in exchange for our securities. We have no particular acquisitions in mind and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this annual report. While we will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available.

The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. We have no full time employees. Our officers have agreed to allocate a portion of their time to our activities without compensation. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately five to ten hours per week to our business affairs.

Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders.

GENERAL BUSINESS PLAN

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business opportunity which desires to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature.

This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We may seek a business opportunity with entities which have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors.

Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, minimal capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial Public Offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "1934 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of our officers or through advertising our availability for acquisition. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within the time frame required by federal securities laws. Our management, while not especially experienced in matters relating to our new business, will rely primarily upon their own efforts to accomplish our business purposes.

There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There is no agreement or understanding that non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. The Company's officers, directors or affiliates have not used any particular consultants or advisors on a regular basis and there is no intention that any particular consultant or advisor will be hired by the Company in the future. It is not anticipated that any outside consultants or advisors, other than our legal counsel and accountants, will be utilized by us to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will probably be paid by us. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. It is not anticipated that any consultant or finders' fees be paid to any member of the Company's management or any of the Company's principal shareholders.

We will not restrict our search to any specific industry, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict, at this time, the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements. The Company will not enter into any loan transactions to loan money to or borrow money from any prospective merger or acquisition candidates or to an unaffiliated third party. We also have no plans to conduct any offerings under Regulation S.

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368a or 351 of the Internal Revenue Code (the "Code"). With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of our company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then-shareholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms. As stated above, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction.

We intend to be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of our present management.

We are currently working to become current with the required filings to be in full compliance with the requirements of the 1934 Act. The 10-KSB reports for the fiscal years ended December 31, 2004 and 2005, as well as the three 10-QSB reports for 2005 and first and second quarter 2006 are currently delinquent.

FINANCING

The Company believes it that can satisfy its cash requirements through the fiscal year ending December 31, 2007.

[The balance of this page has been intentionally left blank.]

Report of Independent Registered Public Accounting Firm

Board of Directors

Hanover Gold Company, Inc.

We have audited the accompanying balance sheets of Hanover Gold Company, Inc. (“the Company”) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague, P.S

Spokane, Washington

August 11, 2006

Item 7. Financial Statements

HANOVER GOLD COMPANY, INC.
Balance Sheets
December 31, 2004 and 2003
	2004	2003
ASSETS
Current assets
Cash	$579	$705
Prepaid claim fees	10,083	8,333
Total current assets	10,662	9,038

Fixed assets:
Furniture and equipment, net of accumulated depreciation		2,209
Mineral properties	549,945	727,612
	549,945	729,821
Other assets:
Reclamation bonds	4,000	4,000

Total assets	$564,607	$742,859

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,000	$-
Notes payable to stockholders and related parties	81,000	70,000
Accrued interest payable	26,338	21,368
Accrued reclamation costs	4,000	4,000
Total current liabilities	116,338	95,368

Commitments and contingencies (Note 4)

Stockholders' equity
Preferred stock, $0.001 par value; 2,000,000 shares
authorized; no shares outstanding
Common stock, $0.0001 par value; 48,000,000 shares
authorized, 19,398,062 and 19,217,730 shares issued,
respectively	1,940	1,920
Additional paid-in capital	27,317,138	27,300,305
Treasury stock (no shares and 19,668 shares outstanding, respectively)	-	(3,147)
Accumulated deficit	(26,870,809)	(26,651,587)
Total stockholders' equity	448,269	647,491
Total liabilities and stockholders’ equity	$564,607	$742,859

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Operations
For the Years Ended December 31, 2004 and 2003

	2004	2003
Operating expenses:
Write-down of carrying value of mineral properties	$173,897	$-
Gain on sale of mineral property	(21,230)	-
Write-down of equipment	1,720	-
Depreciation	490	771
General and administrative	59,404	33,803
Operating loss	214,281	34,574

Other expenses:
Interest expense, net	4,941	4,356
Total other expenses	4,941	4,356

Net loss	$219,222	$38,930

Net loss per common share-basic	$0.01	Nil

Weighted average number of common shares
outstanding-basic	19,251,614	19,054,111

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2004 and 2003

	Common Stock		Additional
	Issued		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
December 31, 2002	18,780,489	$1,876	$27,266,316	$(3,147)	$(26,612,657)	$652,388
Issuance of shares for cash	437,241	44	33,989			34,033
Net loss					(38,930)	(38,930)
Balances, December 31, 2003	19,217,730	1,920	27,300,305	(3,147)	(26,651,587)	647,491
Issuance of shares for services	200,000	20	19,980			20,000
Cancellation of treasury stock	(19,668)		(3,147)	3,147
Net loss					(219,222)	(219,222)
Balances, December 31, 2004	19,398,062	$1,940	$27,317,138	$-	$(26,870,809)	$448,269

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:
Net loss	$(219,222)	$(38,930)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	490	771
Issuance of stock for services	20,000	-
Gain on sale of mineral property	(21,230)	-
Write-down of carrying value of mineral properties	173,897	-
Write-down of equipment	1,720	-
Change in:		-
Prepaid claim fees	(1,750)	695
Accounts payable	5,000	(400)
Accrued interest payable	4,969	4,287
Net cash used by operating activities	(36,126)	(33,577)

Cash flows from investing activities:
Proceeds from sale of mineral property	25,000	-
Net cash provided by investing activities	25,000	-

Cash flows from financing activities:
Payments on notes payable to stockholders and related parties	-	(4,600)
Borrowings under notes payable to stockholders and related parties	11,000	3,600
Proceeds from sale of common stock	-	34,033
Net cash provided by financing activities	11,000	33,033

Net decrease in cash and cash equivalents	(126)	(544)
Cash, beginning of period	705	1,249
Cash, end of period	$579	$705

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hanover Gold Company, Inc. (hereinafter “the Company”) was formed to acquire gold mining properties in southwestern Montana for exploration and future development. The Company, which is the successor-company to an entity incorporated in the state of Delaware in 1984.

Business Combinations

In September 1996, the Company acquired all the common stock of Group S Limited (“Group S”) and Hanover Resources, Inc. (“Resources”) in exchange for shares of the Company’s common stock.  In connection with the acquisitions, shares of the Company’s common stock held by Resources were cancelled.  On September 30, 1997, the Company acquired all of the outstanding shares of Easton-Pacific and Riverside Mining Company (“Easton”), an inactive mining company holding mineral claims contiguous to those of the Company, in exchange for shares of the Company’s common stock.  The purchase price was allocated to the assets purchased and the liabilities assumed based upon their estimated fair value at the date of acquisition.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Cash and Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents.  The Company deposits its cash and cash equivalents in high quality financial institutions.

Reclassifications

Certain reclassifications have been made to conform prior year’s financial information to the current year’s presentation. These reclassifications had no effect on net loss or accumulated deficit as reported.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes using the liability method.  Under this method, deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes will be actually paid or recovered.  A valuation allowance is recorded to reduce the deferred tax assets, if there is uncertainty regarding their realization.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Mineral Properties

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

Stock-Based Compensation

The Company accounts for stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and discloses pro forma information as provided by Statement 123, “Accounting for Stock Based Compensation,” when applicable. Shares of restricted common stock issued to consultants for services are recorded as expense based upon management’s estimate of the fair value of the shares at the time of issuance and the value of services rendered.

Net Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including common stock issuable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anti-dilutive. Potential shares issuable at December 31, 2004 and 2003, were:

Potential shares issuable in payment of:	12/31/04	12/31/03
Convertible notes payable	820,000	740,000
Interest payable	264,145	214,015
Total possible shares dilution	1,084,145	914,015

At December 31, 2004 and 2003, the dilutive effect of converting notes payable and related interest to shares was anti-dilutive, and therefore, only basic loss per share is presented.

Fair Values of Financial Instruments

The amounts of financial instruments including accounts payable, notes payable, and interest payable approximated their fair values at December 31, 2004 and 2003.

Reclamation and Remediation

The Company’s mineral properties have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records a liability for the present value of estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. If there is a current impairment of an asset’s carrying value and a decision is made to permanently

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

close the property, changes to the liability will be recognized currently and charged to the provision for closed operations and environmental matters.

For non-operating properties, the Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable. Accruals for estimated losses from environmental remediation obligations will be recognized no later than completion of the remedial feasibility study for such facility and are charged to provision for closed operations and environmental matters. Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is to be performed within current laws and regulations. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future. The Company periodically reviews accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that its liabilities have potentially changed.

Impaired Asset Policy

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

Common Stock Issued Other Than for Cash

All transactions in which goods or services are received for the issuance of shares of the Company’s common stock are accounted for based on the fair value of the consideration received or the fair value of the common stock issued, whichever is more reliably measurable.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Recent Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This Statement is a revision to SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. When adopted, the Company will be required to recognize compensation cost as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using an option pricing model.  Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.  The Company does not believe that adoption will have a material effect on our financial statements.

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” an Interpretation of SFAS No. 143,” which provides clarification of the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made.

The term “conditional asset retirement obligation” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN No. 47 became effective on January 1, 2006, and the Company does not expect the adoption to have a material effect on our financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used.  SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities.  SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.

NOTE 3 – MINERAL PROPERTIES:

The Company’s mineral properties consist of various patented and unpatented lode mining claims and leasehold mining interests in Madison County, Montana.  The claims are located principally in the Virginia City Mining District and near the towns of Pony and Norris, Montana.

Mineral properties represent amounts paid to acquire property rights and for services rendered in the exploration, drilling, sampling, engineering and other related technical services toward the evaluation and development of the properties.

During 2004, the Company sold a mineral property for $25,000 in cash.  In connection with the sale, the Company recognized a gain of $21,230. At December 31, 2004, the carrying values of the Company’s remaining properties have been reduced to their fair value, based on sales to third parties in 2005 and 2006 (see Note 8 - Subsequent Events).

NOTE 4 - ENVIRONMENTAL MATTERS

The Company owns and has previously owned mineral property interests on public and private lands in Montana, on which it has explored for commercial mineral deposits. The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. In the past, we have been subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration on both public and private lands in Montana. A preliminary environmental assessment review has revealed evidence of recognized environmental conditions that would suggest an existing release, a past release, or a material threat of a release of contaminants into the ground, surface water, or ground water at our claims. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company.

[The balance of this page has been intentionally left blank.]

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

The Company did not record an income tax provision for the years ended December 31, 2004 or 2003, as it had no taxable income. At December 31, 2004 and 2003, the Company had federal net operating loss carryforwards available for income tax purposes of approximately $20,158,000, which will expire through 2024, and associated deferred tax assets of approximately $6,854,000. The deferred tax asset was calculated assuming a 34% marginal tax rate, and has been fully reserved for, as management believes it is more likely than not that the deferred tax assets will not be utilized.

The Company’s net operating loss carry forwards expire as follows:

Year	Net Operating Loss Carry Forwards
2010	$38,000
2011	139,000
2012	485,000
2013	560,000
2014	1,380,000
2015	1,535,000
2016	1,240,000
2017	1,000,000
2018	12,900,000
2019	300,000
2020	150,000
2021	250,000
2022	76,000
2023	40,000
2024	65,000
$20,158,000

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

At December 31, 2004 and 2003, the Company had the following unsecured notes payable due to shareholders and related parties:

   2004

 2003

Notes payable on demand; interest at prime

  (5.25% and 4% at 12/31/04 and 12/31/03, respectively),

  plus 2%, to directors of the Company

$47,000

$47,000

Note payable  to a director, non-interest bearing

5,000

5,000

Notes payable; 8% interest, to: (1)

a company controlled by a director of the Company

5,000

5,000

directors of the Company

8,000

8,000

a shareholder of the Company

5,000

5,000

Notes payable to directors, 6% interest

    11,000

             -

Totals

$

  81,000

$

  70,000

 (1) These notes can be prepaid in whole or in part without penalty.  Also, all or part of principal and interest, may, at Payee’s election, be paid with common stock of the Company.

During 2005, all notes payable and related interest payable were paid in full (see Note 8 – Subsequent Events).

NOTE 7 - STOCKHOLDERS' EQUITY

Sales of Common Stock

During 2003, the Company sold 242,241 shares of its restricted common stock for $14,533, or $0.06 per share to certain existing shareholders of the Company.  In addition, during 2003, the Company sold 195,000 shares of its registered common stock for $19,500, or $0.10 per share, to certain of the Company’s directors.

Common Stock Issued for Services

During 2004, the Company issued 200,000 shares of its restricted common stock to Jackie Stephens, former President of the Company, for consulting services.  The shares were valued by the Company at $20,000, or $0.10 per share.

Stock Option Plan

The Company has a stock plan (“the 1995 Plan”) under which eligible employees and directors of the Company may be granted stock options, stock appreciation rights, or restricted stock.  Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance may not exceed 1,000,000.  Grants of options, stock appreciation rights and restricted stock are based solely on the discretion of the Board of Directors at exercise prices at least equal to the fair value of the stock on the date of grant.  Options granted under the 1995 Plan vest immediately.  The 1998 Equity Incentive Plan was adopted in May 1999, to aid the Company in maintaining and developing a management team and attracting qualified officers and employees.  A total of 2,041,800 shares of common stock may be subject to, or issued pursuant to, the terms of the Plan.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY, continued:

There was no option activity during 2003 or 2004, and at December 31, 2004, the following stock options were outstanding:

Weighted

Number

Options Outstanding

Average

Outstanding

and Exercisable

Exercise

and Exercisable

Weighted Average Remaining

Prices

at 12/31/04

Contractual Life

$

0.125

150,000

5 years

$

0.15

     175,000

1 year

     325,000

There was no warrant activity during 2003 or 2004, and at December 31, 2004, the following warrants were outstanding:

Exercise Price

Number

Warrants

and

Outstanding

Outstanding and Exercisable

Weighted

and Exercisable

Weighted Average Remaining

Average

at 12/31/04

Contractual Life

$

0.25

1,933,320

1 year

$

0.35

       88,955

1 year

$

0.30

  2,022,275

1 year

NOTE 8 – SUBSEQUENT EVENTS

Sale of Mineral Properties

During 2005, the Company sold its Pony claims for $140,000, and its Bozeman Lode mining claim for $10,000. Both of these claims are located in the Virginia City Mining District in Madison County, Montana. In June 2006, we entered into an agreement to sell our remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders we would receive proceeds of $400,000. No gain or loss will be recognized on the sales in 2005 or 2006, as the value of the mineral properties had been reduced to fair value during 2004.  Subsequent to these sales, the Company will no longer own any mineral properties.

Notes Payable

During 2005, the outstanding principal balance of notes payable in the amount of $81,000 was paid in full with cash, and the related interest payable was satisfied by the Company issuing 293,713 shares of common stock to the various note holders.

Private Placement

In 2006, we conducted a private placement offering of our common stock. We sold our stock for $0.025 per share. Proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. A total of 14,000,000 shares of restricted common stock were issued. The underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A. Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our President, who also serves as Principal Accounting Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation held within the last 90 days, the President, who also serves as the Principal Accounting Officer, concluded that our disclosure controls needed improvement and were not adequately effective as of December 31, 2004, to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that required reports are timely and accurately reported in our periodic reports that we file with the Securities and Exchange Commission. In particular, the 10-KSB reports for the fiscal years ended December 31, 2004 and 2005, as well as the three 10-QSB reports for 2005 and first and second quarter 2006 were not filed and are currently delinquent. We are working to become current with any delinquent filings required by the Exchange Act of 1934.

In an assessment of the effectiveness of our internal controls over financial reporting, it was determined our controls were not effective. A material weakness was identified by management because of lack of segregation of duties. The President is currently handling the duties of President and Principal Accounting Officer, and is also responsible for all cash disbursements. There is no system of proper financial controls for the segregation of duties that has been implemented at this time.

(b) Changes in Internal Control

As required by Rule 13a-15(d) the President, who also serves as the Principal Accounting Officer, conducted evaluations of our internal controls over financial reporting to determine whether any changes occurred during the fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no such changes.

 (c) Limitations

Our President, who also serves as Principal Accounting Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.

Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8b. Other Information

None

[The balance of this page has been intentionally left blank.]

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

At December 31, 2004, Hobart Teneff was President and Chief Executive Officer of the Company, as well as a director. Other directors included James Fish and Neal Degerstrom.

As of May 17, 2006, our officer and directors were:

Name

Age

Year First Became A Director

Terrence J. Dunne, President

57

2006

Daniel McKinney

56

2006

Hobart Teneff

86

1999

Paul E. Fredericks

51

2006

Terrence J. Dunne serves as President and a director of the Company. For more than the past five years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University.

Mr. Dunne has the following present and past experience with "blind pool" or "shell" type companies:

(1) New Hilarity Mining Company which became Orbit E-Commerce after the reverse merger was completed on September 5, 2000. Prior to the reverse merger with Orbit Canada (the private company), Mr. Dunne was a principal shareholder of New Hilarity. He purchased stock in New Hilarity for $0.025 per share. After the reverse merger and the reverse split of the common stock, Mr. Dunne owned 249,000 shares. Mr. Dunne sold all of his shares from October, 2000 to April of 2003. The current market price of the stock is approximately $0.08. Mr. Dunne received no other compensation, directly or indirectly, from the company.

(2) Mr. Dunne was a principal shareholder of Gold Bond Resources. Inc. from March of 2000 until the reverse merger was completed in January of 2003. Mr. Dunne originally owned approximately 1,880,000 shares of common stock for which he paid $0.005 per share for 1,795,585 shares and $0.10 per share for another 35,000 shares in October of 2001. The balance of the shares was purchased in the market at an average price of about $0.21. Since December 5, 2002, Mr. Dunne has sold all of his shares at prices ranging from $0.21 to about $0.32. Currently, the stock is trading at about $ 1.85 per share after a one for ten reverse stock split.

(3) Mr. Dunne was a principal shareholder of Royal Pacific Resources, toe, (formerly Painted Desert Uranium and Oil Company). Mr. Dunne purchased 2,030,000 (after a reverse stock split of one for six, Mr. Dunne now has 338,334 shares) shares at $0.005 per share in January of 2002. This company (Now known as Great American Family Parks) is currently listed on the pink sheets at approximately $0.30.

(4) Mr. Dunne was a principal shareholder in Quad Metals Corporation. Mr. Dunne purchased 18,000,000 shares of common stock at $0.001 per share in October, 2001. After a reverse stock split in November 2002 of 1 for 50, Mr. Dunne owned 233,000 shares of stock. On October 1, 2003, Quad Metals closed a share exchange transaction with DataJungle Ltd. The former shareholders of Quad Metals retained approximately 13% of the company after the share exchange. Mr. Dunne received no compensation in connection with the DataJungle transaction, but has sold all of his shares, DataJungle currently trades in the $0.30 -$0.35 range.

(5) Mr. Dunne is an officer, director and a principal shareholder of Daybreak Oil & Gas, Inc. He purchased 3,200,000 shares of common stock in 2001 for $0.005 per share and an additional 150,000 shares at $0.02 per share in July, 2003. In November, 2004, Mr. Dunne sold 50,000 shares at $0.12 per share. In January, 2005, Mr. Dunne sold an additional 40,000 shares at $0.13 per share. During 2005, Mr. Dunne received approximately 527,000 shares for services and debt conversion and he currently owns 3,787,000 shares. Daybreak currently trades for around $2.10 per share.

(6) Mr. Dunne purchased 931,628 shares of Aberdeen Idaho Mining Company from January of 2002 until April, 2002. His average price per share is just under $0.03 per share. Prior to an acquisition in May 2004, the company had 9,866,500 shares issued and outstanding. After an acquisition, additional issuances of shares, and a one for one hundred reverse stock split, the stock trades for around $.04 per share.

(7) Mr. Dunne received 400,000 shares of Missouri River Gold and Gem Corp. for services in 2000. He purchased an additional 100,000 shares of stock in 2001 at $0.05 per share. In March 2004, Missouri River Gold and Gem Corp. merged with a company named Extremetrix, Inc. This stock trades currently around $0.40 per share.

(8) In November and December, 2003, Mr. Dunne purchased a total of 2,400,000 shares of Silver Butte Mining Company at $0.01 per share. In September of 2005, Mr. Dunne purchased an additional 100,000 shares at $.06 per share. The stock currently trades for around $0.35 per share, and there are 17,277,080 shares outstanding.

(9) Mr. Dunne was a consultant and founding shareholder in Nova Oil, Inc. Mr. Dunne originally purchased 500,000 shares at $0.0025 per share in 2000. He purchased an additional 160,000 shares in 2003 at $0.05 per share, and received 110,000 shares of stock valued at $0.10 per share for services in 2005. He sold 59,000 shares in 2004 at $0.03 per share in 2004. After the acquisition of Biosource America on March 30, 2006, and the subsequent forward split of three for two, and the recent sale of 12,500 shares. Mr. Dunne has 1,054,000 shares of stock. The stock is currently trading for approximately $3.70 per share.

(10) In 2003, Mr. Dunne purchased 720,000 shares of Bonanza Gold, Inc. for $0.03 per share. In February 2006, he received 50,000 for services on the board of directors. Also in February, the company acquired Left Behind Games, Inc. and there was a reverse stock split of one for four. Currently Mr. Dunne owns 192,500 shares of stock and the stock trades for $3.30 per share.

Daniel McKinney is a director of the Company.  Mr. McKinney has been a licensed real estate broker for over 25 years and has worked as a vocational rehabilitation consultant in the Inland Northwest since 1980. Since 1989 he has been the owner and managing consultant of Vista Consulting Services Inc., specializing in self-insurance employability evaluations, pension adjudication, negotiated settlements and forensic evaluations & testimony on disability related cases. Mr. McKinney is a Certified Rehabilitation Counselor, a Certified Disability Management Specialist, a Licensed Mental Health Counselor, and is a Board Certified Disability Analyst. He received a BA in Psychology from Eastern Washington University in 1973 and a Master of Education in Guidance and Counseling from Whitworth College in 1977. He has been a principal and developer of commercial and residential real estate projects in Washington, Idaho and Arizona. Mr. McKinney is a director and Secretary/Treasurer of Silver Crest Resources, Inc.

Hobart Teneff is a director of the Company. Mr. Teneff was appointed a director, President and Chief Executive Officer on June 1, 1999. Mr. Teneff resigned as President and CEO in 2004. From 1975 through 1988 Mr. Teneff served as President of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. He was also President, Chief Executive Officer and a director of Pegasus Gold Inc. from 1976 through 1987. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

Paul E. Fredericks is a director of the Company. Mr. Fredericks was appointed a director of Hanover Gold Company, Inc. on of May 17, 2006. Since February 2000, he has also been director of Nova Oil, Inc. (NVAO.OB), and has held positions of Vice President (2000-2002) and President (2002-2006) with Nova Oil, and serves on their Governance and Nominating Committee, Audit Committee and Compensation Committee. From January 1985 to present, he has owned and operated his own business, Mineral Logic. His company consults for mineral exploration and mining companies throughout the western hemisphere performing GIS development and data compilation to assist with target delineation. From March 1999 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a BS in Geology in 1977, and the University of Texas at Austin, where he received a Masters in Geology in 1980. Mr. Fredericks resides in Missoula, Montana.

Directors' Term of Office

Directors hold office until the next annual meeting of shareholders and the election and qualification of their successors. Officers are elected annually by our board of directors and serve at the discretion of the board of directors.

Director Compensation

Currently, directors receive no compensation in either cash or stock for their services as a director of the Company. In the future, the directors may receive some compensation for their services.

Committees of the Board of Directors

Audit Committee

The Audit Committee is responsible for monitoring the integrity of the Company's financial reporting standards and practices and its financial statements, overseeing the Company's compliance with ethics and compliance policies and legal and regulatory requirements, and selecting, compensating, overseeing, and evaluating the Company's independent auditors.

The entire Board of Directors serve as members of the Audit Committee. Mr. Fredericks and Mr. McKinney are independent as defined in the rules of the Securities and Exchange Commission. The Board has determined that Terrence Dunne does qualify as an "audit committee financial expert" on the Audit Committee, as that term is defined in the rules of the Securities and Exchange Commission. However, Mr. Dunne does not meet the definition of “independent” as defined by Item 401 of Regulation SB of the 1934 Exchange Act.

In forming our Board of Directors, we sought out individuals who would be able to guide our operations based on their business experience, both past and present, or their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an independent audit committee financial expert would be a valuable addition to our Board of Directors, however, we are not, at this time, able to compensate such a person therefore, we may find it difficult to attract such a candidate.

The Board of Directors has not adopted a policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services do not impair the auditor's independence. Such a policy will be adopted during the third quarter of 2006.

Nominating Committee

The entire board performs the function of the Nominating Committee. Directors are currently nominated by the total Board of Directors. A written nominating charter will be adopted in the third quarter of 2006.

None of the foregoing Directors or Executive Officer has, during the past five years:

(a)

Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(b)

Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)

Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(d)

Been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act. Our officer, directors and person owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended December 31, 2004, our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics for its President and directors.

Item 10. Executive Compensation

No officer receives any compensation for services rendered to the Company. At this time, directors receive no annual compensation nor attendance fees for serving in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Forms 3 and 4 filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, to the Company's knowledge each person has sole voting power and sole investment power with respect to the shares shown

Security Ownership of Certain Beneficial Owners

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Estate of Neal A. Degerstrom(l)	3,950,533	11.53
Common	Margaret A. Nierengarten (2)	2,323,200	6.78
Common	Terrence Dunne	2,200,000	6.42

(1)

Includes 1,459,953 shares owned by N. A. Degerstrom, Inc.

(2)

Includes 940,400 shares owned by her spouse

The following table sets forth, as of August 7, 2006, information regarding the beneficial ownership of our common stock with respect to each of our directors, and all of our directors and executive officers as a group. The term "executive officer" is defined as the President, Chief Executive Officer, Secretary, Treasurer and the Chief Operating Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 34,261,775 shares of common stock outstanding as of August 7, 2006.

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Terrence Dunne	2,200,000	6.42
Common	Hobart Teneff	1,213,743	3.54
Common	Daniel McKinney	880,000	2.57
Common	Paul Fredericks	800,000	2.33
Common	Total of all executive officers and directors (4 individuals)	5,093,743	14.86

There are no arrangements known to the Company, the operation of which may at a subsequent time result in the change of control of the Company.

Item 12. Certain Relationships and Related Transactions

The Company receives rent free office space in Spokane, Washington, from its President. The value of the space is not considered materially significant for financial reporting purposes.

In 2004, two shareholder, who were also directors, loaned us a total of $11,000. These loans had the following features: one year term and 6% interest, and convertible to common shares at the note holder’s option. These loans were made to meet ongoing operating expenses.

•

February 17, 2004, Hobart Teneff - $3,000.

•

February 18, 2004, Neal Degerstrom - $3,000.

•

April 1, 2004, Neal Degerstrom - $2,500.

•

February 17, 2004, Hobart Teneff  - $2,500.

Item 13. Exhibits

The following exhibits are filed as part of this report. Exhibits previously filed are incorporated by reference, as noted.

3.1

Articles of Incorporation of the registrant. (Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.)

3.2

Bylaws of registrant. (Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.)

5.1

Opinion of Randall & Danskin, P.S. regarding legality of securities offered. (Filed as an exhibit to the registration statement on Form S-1 (Commission File No. 33-29361) and incorporated by reference herein.)

10.1

Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources, Inc. (Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.)

10.2

Mineral Sublease Agreement dated August 31, 1993 between the registrant and Group S Limited. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.)

10.3

Assignment of Lease and Option to Purchase dated November 15, 1993 between the registrant and John Magnus. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.)

10.4

Amendment No. l, dated December 3, 1993, to Claim Option Agreement dated December 20, 1990 between the registrant and Hanover Resources, Inc. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.)

10.5

Amendment No. l, dated December 3, 1993, to Assignment and Mineral Sublease Agreement dated February 20, 1992, between the registrant and Hanover Resources, Inc. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1993, and incorporated by reference herein.)

10.6

Assignment Agreement between the registrant and Hanover Resources, Inc. (Filed as an exhibit to the registrant's registration statement on Form S-1 (Commission File No.  33-38745) and incorporated by reference herein.)

10.7

Securities Purchase Agreement dated June 1, 1995, as amended, between the registrant and Neal A. Degerstrom. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.)

10.8

Consulting Agreement dated as of January 29, 1996, between the registrant and Fred R. Schmid. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.)

10.9

Consulting Agreement dated as of January 29, 1996, between the registrant and Stephen J. Schmid. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.)

10.10

Asset Purchase Agreement dated March 25, 1996, between the registrant and Tabor Resources Corporation. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1995 and incorporated by reference herein.)

10.11

Agreement and Amendment to Mining Lease and Option to Purchase dated arch 26, 1996 between the registrant and Roy A. and Marlene Moen and Moen Builders, Inc.  (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1995, and incorporated by reference herein.)

10.12

Amendment to Asset Purchase Agreement dated April 19, 1996, between the registrant and Tabor Resources Corporation. (Filed as an exhibit to the registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1996, and incorporated by reference herein.)

10.13

Form of Lock-Up Agreement between the registrant and certain Selling Stockholders. (Filed as an exhibit to the registrant's statement on Form S-l (Commission File No. 33-3882) and incorporated by reference herein.)

10.14

Form of Lock-Up Agreement between the registrant and certain shareholders of Easton-Pacific and Riverside Mining Company. (Filed as an exhibit to the Agreement and Plan of Reorganization included in the registrant's registration statement on Form S-l (Commission File No. 33-29361) and incorporated by reference herein.)

10.15

Steininger Report on Evaluation of the Virginia City Properties dated July 6, 1997. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1997 and incorporated by reference herein.)

10.16

Henricksen Report on Virginia City Mining District dated May 1997. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)

10.17

Professional Consulting Services Agreement dated August 1, 2001. (Filed as an exhibit to the registrant’s quarterly report on Form 10-QSB for the quarter ended September 30, 2001, and incorporated by reference herein.)

10.18

Agreement to redeem options for shares. (Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein.)

10.19

Consultants agreement with Jackie E. Stephens & Associates, Inc., dated effective September 1, 2004. (Filed as an exhibit to the registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and incorporated by reference herein.)

14.1

Code of Ethics. (Filed as an exhibit to the registrant's annual report on Form 10-QSB for the quarter ended March 31, 2004, and incorporated by reference herein.)

23.8

Consent of Tom Henricksen. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)

23.9

Consent of Roger Steininger. (Filed as an exhibit to the registrant's annual report on Form 10-K for the year ended December 31, 1997, and incorporated by reference herein.)

31.1*

Rule 13a-14(a)/15d-14(a) Certification of Terrence J. Dunne

32.1*

Section 1350 Certification of Terrence J. Dunne

During the fourth quarter of 2004 the Company filed no reports on Form 8-K.

*As filed herewith

Item 14. Principal Accountants Fees and Services

The Company's board of directors has appointed DeCoria, Maichel & Teague P.S. (“DM-T”) as the Company’s independent accountants. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors considered whether the provision of such services is compatible with maintaining DM-T’s independence. All of the services provided and fees charged by DM-T in 2004 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by DM-T for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2004 and 2003 were $16,920 and $14,736 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by DM-T during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by DM-T during the last two fiscal years for professional services for tax compliance.

All Other Fees

There were no other fees billed by DM-T during the last two fiscal years for products and services.

[The balance of this page has been intentionally left blank.]

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER GOLD COMPANY, INC.

By: /s/ Terrence  J. Dunne

Terrence J. Dunne, President and

Principal Accounting Officer

Date: August 28, 2006