Form 10QSB
period 2005-03-31
HANOVER GOLD CO INC
filed 2006-09-18
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

HANOVER GOLD COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Washington	0-23022	11-2740461
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (509) 462-0315

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At September 15, 2006, 34,261,775 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (10-04)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the  form displays a currently valid OMB control number.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Information

3

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

9

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

9

ITEM 3.

Defaults Upon Senior Securities

9

ITEM 4.

Submission of Matters to a Vote of Security Holders

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at March 31, 2005 (Unaudited)

ASSETS

Current assets:
Cash	$1,223
Prepaid claim fees	6,302
Total current assets	7,525

Mineral properties	549,945
Reclamation bonds	4,000
Total assets	$561,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,000
Accrued interest payable	27,753
Deposit on sale of mineral property	1,000
Accrued reclamation costs	4,000
Notes payable to directors and shareholders	81,000
Total current liabilities	118,753

Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 48,000,000 shares authorized; 19,398,062 shares issued and outstanding	1,940
Additional paid-in capital	27,317,138
Accumulated deficit	(26,876,361)
Total stockholders’ equity	442,717

Total liabilities and stockholders’ equity	$561,470

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)

		2005		2004
Operating expenses:
Depreciation				$139
General and administrative		$4,136		16,330
Operating loss		4,136		16,469

Other expense:
Interest expense, net		1,416		1,105
Total other expense		1,416		1,105

Net loss		$5,552		$17,574

Net loss per common share	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		19,398,062		19,198,062

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Three Month Periods Ended March 31, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(5,552)	$(17,574)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		139
Change in operating assets and liabilities:
Accounts payable		4,617
Deposit	1,000
Prepaid claim fees	3,781	3,125
Accrued interest payable	1,415	1,105
Net cash provided (used) by operating activities	644	(8,588)

Cash flows from financing activities:
Change in checks issued and outstanding		1,883
Proceeds from shareholder and related party loans		6,000
Net cash provided by financing activities		7,883

Net increase (decrease) in cash	644	(705)
Cash at beginning of period	579	705
Cash at end of period	$1,223	$0

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.

Nature of Business:

The Company was formed to acquire gold mining properties in southwestern Montana for exploration and future development.  The Company commenced its operations in May 1990, and ceased its mineral exploration activities during the fourth quarter of 1998, due to low gold prices and the passage of a State of Montana initiative, which banned the use of cyanide in the extraction of gold and silver from new and expanded open-pit mining operations.

The Company’s new plan of operation is to seek out a suitable merger partner with an established operating history, and to achieve some type of business combination.  This plan will include disposing of the remainder of the mineral properties.  There is no way to estimate how long the process will take to find a suitable merger candidate.

3.

Subsequent Events:

Sale of Mineral Properties

On July 20, 2005, the Company sold its Bozeman Lode mining claim for $10,000, and on August 15, 2005, sold its Pony claims for $140,000. All of these claims are located in the Virginia City Mining District in Madison County, Montana. In June 2006, the Company entered into an agreement to sell its remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders, the Company will receive proceeds of $400,000. No gain or loss will be recognized on the sales in 2005 or 2006, as the values of the mineral properties were reduced to fair value during 2004.  Subsequent to the closing of these sales, the Company will own no mineral properties.

Notes Payable

During October of 2005, the outstanding principal balance of notes payable in the amount of $81,000 was paid in full with cash, and the related interest payable was satisfied by the Company issuing 293,713 shares of common stock to the various note holders.

Private Placement

In 2006, the Company conducted a private placement offering of its common stock. The stock was sold for $0.025 per share, and proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. A total of 14,000,000 shares of restricted common stock were issued. The underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.

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

The Company’s new plan of operation is to seek out a suitable merger partner with an established operating history, and to achieve some type of business combination.  This plan will include disposing of the remainder of the mineral properties.  There is no way to estimate how long the process will take to find a suitable merger candidate

Plan of Operation

We intend to sell our remaining mineral properties within the next twelve months.  We were able to pay our obligations in 2004 by borrowing from shareholders and related parties as needed, and we expect to continue to meet our expenses over the next twelve months through the dispositions of our mineral properties.

We have no paid employees.

Liquidity and Capital Resources

At March 31, 2005, the Company had no recurring sources of revenue. The Company has incurred losses and experienced negative cash flows from operations since its inception.

During the three-month period ended March 31, 2005, the Company generated $644 of cash in its operating activities.  Although the Company expects to meet its obligations for the next twelve months using funds from the sale of certain of its mineral properties, there can be no assurance that it will be able to finance its obligations in future periods.

3.

Controls and Procedures

As of the end of the reporting period, March 31, 2005, an evaluation was performed by the Company's President, who also serves as Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the President, who also serves as Principal Accounting Officer, concluded that our disclosure controls and procedures need improvement and they were not adequately effective as of March 31, 2005, to ensure timely reporting with the Securities and Exchange Commission.

A deficiency identified was a lack of segregation of duties in the financial reporting process.  The Company’s day-to-day management consists of Terrence Dunne, President and Principal Accounting Officer.  He is solely responsible for cash receipts, cash disbursements, and general ledger maintenance.  There is no system of proper financial controls for the segregation of duties that has been implemented at this time.

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s President, who also serves as Principal Accounting Officer, also conducted evaluations of internal controls over financial reporting to determine whether any changes occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of March 31, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weakness identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result our evaluation, the Company will initiate the change in internal control described below. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Change to be Implemented to Correct a Material Weakness:

The Company will add an additional person to be responsible for cash receipts and disbursements, and general ledger maintenance.

(c)   Limitations.

Management does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.

OTHER INFORMATION

None

Item 6.

EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Dunne

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Dunne

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANOVER GOLD COMPANY, INC.

By:

/s/ Terrence Dunne

Terrence Dunne

President and Principal Accounting Officer

Date: September 15, 2006

10