Form 10QSB
period 2005-06-30
HANOVER GOLD CO INC
filed 2006-09-18
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at June 30, 2005 (Unaudited)

ASSETS

Current assets:
Cash	$858
Prepaid claim fees	2,520
Total current assets	3,378

Mineral properties	549,945
Reclamation bonds	4,000
Total assets	$557,323

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,000
Accrued interest payable	29,205
Deposit on sale of mineral property	1,000
Accrued reclamation costs	4,000
Notes payable to directors and shareholders	81,000
Total current liabilities	120,205

Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 48,000,000 shares authorized; 19,398,062 shares issued and outstanding	1,940
Additional paid-in capital	27,317,138
Accumulated deficit	(26,881,960)
Total stockholders’ equity	437,118

Total liabilities and stockholders’ equity	$557,323

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three and Six Month Periods Ended June 30, 2005 and 2004 (Unaudited)

		June 30, 2005				June 30, 2004
		Three		Six		Three		Six
		Months		Months		Months		Months
Operating expenses:
Depreciation						$139		$278
General and administrative		$4,147		$8,284		4,798		21,128
Total operating expenses		4,147		8,284		4,937		21,406

Other expense (income):
Interest expense, net		1,451		2,867		1,207		2,312
Gain on sale of mineral property						(21,230)		(21,230)
Total other expense (income)		1,451		2,867		(20,023)		(18,918)

Net income (loss)		$(5,598)		$(11,151)		$15,086		$(2,488)

Net loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		19,398,062		19,398,062		19,198,062		19,198,062

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Six Month Periods Ended June 30, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(11,151)	$(2,488)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		277
Gain on sale of mineral property		(21,230)
Change in operating assets and liabilities:
Deposit	1,000
Prepaid claim fees	7,563	6,250
Accrued interest payable	2,867	2,327
Net cash flows used (provided) by operating activities	279	(14,864)

Cash flows from investing activities:
Proceeds from sale of mineral property		25,000
Net cash flows provided by investing activities		25,000

Cash flows from financing activities:
Proceeds from shareholder and related party loans		11,000
Net cash flows provided by financing activities		11,000

Net increase in cash	279	21,136
Cash at beginning of period	579	705

Cash at end of period	$858	$21,841

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Basis of Presentation

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

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

We have no paid employees.

Liquidity and Capital Resources

At June 30, 2005, the Company had no recurring source of revenue.  The Company has incurred losses and experienced negative cash flows from operations since its inception.

During the six-month period ended June 30, 2005, the Company generated $278 of operating cash.  Although the Company expects to meet its obligations for the next twelve months using funds from the sale of certain of its mineral properties, there can be no assurance that it will be able to finance its obligations in future periods.

Item 3.

Controls and Procedures

As of the end of the reporting period, June 30, 2005, an evaluation was performed by the Company's President, who also serves as Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the President, who also serves as Principal Accounting Officer, concluded that our disclosure controls and procedures need improvement and they were not adequately effective as of June 30, 2005, to ensure timely reporting with the Securities and Exchange Commission.

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

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s President, who also serves as Principal Accounting Officer, also conducted evaluations of internal controls over financial reporting to determine whether any changes occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of June 30, 2005, the Company has concluded that the current system of disclosure controls and procedures was not effective because of the internal control weakness identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hanover Gold Company, Inc.

Registrant)

By:  /s/  Terrence Dunne

September 15, 2006

Terrence Dunne

Date

President and Principal Accounting Officer

10