Form 10QSB
period 2005-09-30
HANOVER GOLD CO INC
filed 2006-09-18
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at September 30, 2005 (Unaudited)

ASSETS

Current assets:
Cash	$148,422
Total current assets	148,422

Mineral properties	400,000
Reclamation bonds	4,000
Total assets	$552,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,000
Accrued interest payable	30,731
Accrued reclamation costs	4,000
Notes payable to directors and shareholders	81,000
Total current liabilities	120,731

Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 48,000,000 shares authorized; 19,398,062 shares issued and outstanding	1,940
Additional paid-in capital	27,317,138
Accumulated deficit	(26,887,387)
Total stockholders’ equity	431,691

Total liabilities and stockholders’ equity	$552,422

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three and Nine Month Periods Ended September 30, 2005 and 2004 (Unaudited)

		September 30, 2005				September 30, 2004
		Three		Nine		Three		Nine
		Months		Months		Months		Months
Operating expenses:
Depreciation						$116		$394
General and administrative		$3,901		$12,184		31,657		52,785
Operating loss		3,901		12,184		31,773		53,179

Other expense (income):
Interest expense, net		1,526		4,394		1,285		3,597
Gain on sale of mineral property								(21,230)
Total other expense (income)		1,526		4,394		1,285		(17,633)

Net loss		$5,427		$16,578		$33,058		$35,546

Net loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		19,398,062		19,398,062		19,211,105		19,202,442

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Nine Month Periods Ended September 30, 2005 and 2004 (Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(16,578)	$(35,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation		394
Gain on sale of mineral property		(21,230)
Common stock issued for services		20,000
Change in operating assets and liabilities:
Accounts payable		5,000
Prepaid expenses	10,083	(5,531)
Accrued interest payable	4,393	3,625
Net cash used by operating activities	(2,102)	(33,288)

Cash flows from investing activities:
Proceeds from sale of mineral property	149,945	25,000
Net cash provided by investing activities	149,945	25,000

Cash flows from financing activities:
Proceeds from shareholder and related party loans		11,000
Net cash provided by financing activities		11,000

Net increase in cash	147,843	2,712
Cash at beginning of period	579	705
Cash at end of period	$148,422	$3,417

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Basis of Presentation:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

4.

Subsequent Events:

Notes Payable

During 2005, the outstanding principal balance of notes payable in the amount of $81,000 was paid in full with cash, and the related interest payable was satisfied by the Company issuing 293,713 shares of common stock to the various note holders.

Private Placement

In 2006, the Company conducted a private placement offering of 14,000,000 unregistered common shares at $0.025 per share. Proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. The underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended. The shares were offered and sold only to accredited investors.

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

We have no paid employees.

Liquidity and Capital Resources

 During the nine-month period ended September 30, 2005, the Company used $2,102 of operating cash.  Although the Company expects to meet its obligations for the next twelve months using funds from the sale of certain of its mineral properties, there can be no assurance that it will be able to finance its obligations in future periods.

Item 3.

Controls and Procedures

As of the end of the reporting period, September 30, 2005, an evaluation was performed by the Company's President, who also serves as Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities  Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within required time periods specified by the Securities & Exchange Commission rules and forms.

Based upon that evaluation, the President, who also serves as Principal Accounting Officer, concluded that our disclosure controls and procedures need improvement and they were not adequately effective as of September 30, 2005, to ensure timely reporting with the Securities and Exchange Commission. A deficiency identified was a lack of segregation of duties in the financial reporting process.  The Company’s day-to-day management consists of Terrence Dunne, President and Principal Accounting Officer.  He is solely responsible for cash receipts, cash disbursements, and general ledger maintenance.  There is no system of proper financial controls for the segregation of duties that has been implemented at this time.

(b) Changes in Internal Control.

As required by Rule 13a-15(d), the Company’s President, who also serves as Principal Accounting Officer, also conducted evaluations of internal controls over financial reporting to determine whether any changes occurred during the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the preparation of the Company’s financial statements, as of September 30, 2005, the Company concluded that the current system of disclosure controls and procedures was not effective because of the internal control weakness identified above.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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