Form 10KSB
period 2005-12-31
HANOVER GOLD CO INC
filed 2006-10-16
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the average bid and ask price of $0.31 on September 29, 2006, as reported by the Over the Counter “Pink Sheets” was $7,097,233.

At September 29, 2006, the registrant had 34,261,775 outstanding shares of $0.001 par value common stock.

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

39

SIGNATURES

41

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes “forward-looking statements”. All statements made in this annual report other than statements of historical fact, included or incorporated by reference in this report, including, without limitation, statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular statements regarding our future financial position or results, levels of activity, events, trends or plans, are forward-looking statements.

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

Our activities consisted of diamond drilling, mapping and sampling, lithologic logging of drill holes, metallurgical testing, assaying, and aerial surveying. During this period, we were also engaged in some very limited underground development. No mining or milling activities have been conducted since 1995.

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

We are working to become current with any delinquent filings required by the Securities Exchange Act of 1934. Thus 10-KSB report for the year ended 2005, and 10-QSBs for the first and second quarters of 2006, are currently delinquent.

Regulation

Laws and regulations relating to our business frequently change, and future laws and regulations, could adversely affect our business.

In the past, we have been subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration on both public and private lands in Montana. A preliminary environmental assessment review has revealed evidence of recognized environmental conditions that would suggest an existing release, a past release, or a material threat of a release of contaminants into the ground, surface water, or ground water at our claims. We have not accrued any amount for potential environmental remediation costs because we are currently unable to estimate our liability.  In addition, we have not been notified by any private or public agency of any required cleanup. We believe we have been in substantial compliance with all such regulations, and we are unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company.

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

No Revenue

During the years ended December 31, 2005 and 2004, we generated no revenue. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss, which will increase continuously, until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

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

Requirement of Audited Financial Statements May Disqualify Business

Management of the Company believes that in any potential business opportunity, the merger candidate must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Risks Related to our Business

We may be subject to environmental risks and land reclamation requirements for mineral properties that may be financially burdensome

We are subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration. To the extent that we are subject to environmental liabilities, the payment of such liabilities or the costs that we may incur to remedy any non-compliance with environmental laws would reduce funds otherwise available to us and could have a material adverse effect on our financial condition or results of operations. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy. The potential exposure may be significant and could have a material adverse effect on us. We have not purchased insurance for environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration) because it is not generally available at a reasonable price if at all.

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

Substantial voting power in the hands of our principal stockholders and directors

Our stockholders do not have the right to cumulative votes in the election of our directors. Our two largest principal beneficial stockholders, along with the four directors of the Company own and control about thirty-three percent (33%) of our outstanding common stock.

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

Employees and Consultants

We have no employees. All services that need to be done are handled by consultants. The Company has not obtained key man life insurance on any of its officer or directors.

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

Item 2. Description of Property

As of December 31, 2005, we owned various patented mining claims near Norris, Montana. All, but one of these claims were acquired in connection with our 1997 merger acquisition of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART  II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information. Our common stock is traded in the Pink Sheets ("OTCPK") under the symbol “HVGO.PK”. The following table shows the high and low closing sale prices per share for our common stock for each quarter in the years ended December 31, 2005, 2004 and 2003, and the first three quarters of 2006. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns or commissions, and do not necessarily reflect actual transactions.

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

$

0.33

$

0.55

Fourth Quarter

$

0.03

$

0.06

Dividends. We do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Shareholders. As of September 29, 2006, we had approximately 400 shareholders of record. We believe approximately 1,600 persons beneficially own our shares.

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

Common Stock Issued for Services and Interest Payable

Common Stock Issued as Payment of Interest Payable

In October 2005, accrued interest payable amounting to $29,371 was paid by the Company issuing 293,713 shares, at $0.10 per share, of unregistered common stock to the various note holders.

Common Stock Issued for Services

During December 2005, the Company issued 80,000 shares of its unregistered common stock to Jackie Stephens, former President of the Company, for consulting services.  The shares were valued by the Company at $8,000, or $0.10 per share.

Common Stock

We have 48,000,000 shares of common stock authorized at a par value of $0.0001 of which 34,261,775 are issued and outstanding as of September 29, 2006. All shares of common stock are equal to each other with respect to voting, liquidation, dividend and other rights. Owners of shares are entitled to one vote for each share of common stock owned at any shareholders' meeting.  Holders of shares of common stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available; and upon liquidation, are entitled to participate pro rata in a distribution of assets available for such a distribution to shareholders.

There are no conversion, preemptive, or other subscription rights or privileges with respect to any shares.  Our stock does not have cumulative voting rights, which means that the holders of more than fifty percent (50%) of the shares voting in an election of directors could elect all of the directors if they chose to do so.  In such event, the holders of the remaining shares aggregating less than fifty percent (50%) would not be able to elect any directors.

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

Warrants

There was no warrant activity during 2004 and at December 31, 2004, the following warrants were outstanding:

Exercise Price	Number Outstanding and Exercisable at 12/31/04	Term
$ 0.25	1,933,320	1 year
$ 0.35	88,955	1 year
	2,022,275

During 2005, all 2,022,275 warrants expired, and therefore, there were no warrants outstanding at December 31, 2005.

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

During 2005, 175,000 options expired, and there was no option activity during 2004. At December 31, 2005 and 2004, the following stock options were outstanding:

Exercise Price	Number Outstanding and Exercisable at 12/31/05	Number Outstanding and Exercisable at 12/31/04	Term
$ 0.125	150,000	150,000	5 years
$ 0.15	0	175,000	1 year

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

The Board of Directors does intend to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. We have no full time employees. Our officer has agreed to allocate a portion of his time to our activities without compensation. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately five to ten hours per week to our business affairs.

Consequently, conflicts of interest may arise with respect to the limited time commitment by such officers. In addition, our officers and directors may, in the future, become involved with other companies, which have a business purpose similar to that of ours. As a result, additional conflicts of interest may arise in the future. Any business combination or transaction would likely result in a significant issuance of shares and substantial dilution to our present stockholders.

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

We are currently working to become current with the required filings to be in full compliance with the requirements of the 1934 Act. The 10-KSB report for the fiscal year ended December 31, 2005, as well as the first and second quarter 10-QSBs for 2006 are currently delinquent.

FINANCING

The Company believes it that can satisfy its cash requirements through the fiscal year ending December 31, 2007.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Hanover Gold Company, Inc.

We have audited the accompanying balance sheets of Hanover Gold Company, Inc. (“the Company”) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DeCoria, Maichel & Teague, P.S

Spokane, Washington

October 2, 2006

HANOVER GOLD COMPANY, INC.
Balance Sheets
December 31, 2005 and 2004
	2005	2004
ASSETS
Current assets
Cash	$65,870	$579
Prepaid claim fees	-	10,083
Total current assets	65,870	10,662

Mineral properties	400,000	549,945
Reclamation bonds	-	4,000

Total assets	$465,870	$564,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,303	$5,000
Notes payable to stockholders and related parties	-	81,000
Accrued interest payable	1,438	26,338
Accrued reclamation costs	-	4,000
Total current liabilities	6,741	116,338

Commitments and contingencies (Note 4)

Stockholders' equity
Preferred stock, $0.001 par value; 2,000,000 shares
authorized; no shares outstanding
Common stock, $0.0001 par value; 48,000,000 shares
authorized, 19,771,775 and 19,398,062 shares issued,
respectively	1,977	1,940
Additional paid-in capital	27,354,472	27,317,138
Accumulated deficit	(26,897,320)	(26,870,809)
Total stockholders’ equity	459,129	448,269
Total liabilities and stockholders’ equity	$465,870	$564,607

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Operations
For the Years Ended December 31, 2005 and 2004

		2005	2004
Operating expenses:
Write-down of carrying value of mineral properties		$-	$173,897
Gain on sale of mineral property		-	(21,230)
Write-down of equipment		-	1,720
Depreciation		-	490
General and administrative		22,039	59,404
Operating loss		22,039	214,281

Other expenses:
Interest expense, net		4,472	4,941
Total other expenses		4,472	4,941

Net loss		$26,511	$219,222

Net loss per common share-basic	$	Nil	$0.01

Weighted average number of common shares
outstanding-basic		19,507,762	19,251,614

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004

	Common Stock		Additional
	Issued		Paid in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balances, December 31, 2003	19,217,730	$1,920	$27,300,305	$(3,147)	$(26,651,587)	$647,491
Issuance of shares for services	200,000	20	19,980			20,000
Cancellation of treasury stock	(19,668)		(3,147)	3,147
Net loss					(219,222)	(219,222)
Balances, December 31, 2004	19,398,062	1,940	27,317,138	-	(26,870,809)	448,269
Issuance of shares for services	80,000	8	7,992			8,000
Issuance of shares for interest	293,713	29	29,342			29,371
Net loss					(26,511)	(26,511)
Balances, December 31, 2005	19,771,775	$1,977	$27,354,472	$-	$(26,897,320)	$459,129

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(26,511)	$(219,222)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	-	490
Issuance of stock for services	8,000	20,000
Issuance of stock for interest	4,472
Gain on sale of mineral property	-	(21,230)
Write-down of carrying value of mineral properties	-	173,897
Write-down of equipment	-	1,720
Change in:
Prepaid claim fees	10,082	(1,750)
Reclamation bond	4,000	-
Accounts payable	303	5,000
Accrued interest payable	-	4,969
Accrued reclamation costs	(4,000)	-
Net cash used by operating activities	(3,654)	(36,126)

Cash flows from investing activities:
Proceeds from sale of mineral property	149,945	25,000
Net cash provided by investing activities	149,945	25,000

Cash flows from financing activities:
Payments on notes payable to stockholders and related parties	(81,000)
Borrowings under notes payable to directors and shareholders	-	11,000
Net cash provided (used) by financing activities	(81,000)	11,000

Net increase (decrease) in cash	65,291	(126)
Cash, beginning of period	579	705
Cash, end of period	$65,870	$579

Noncash financing activity:
Payment of accrued interest with shares of common stock	$29,371

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

The Company has undertaken a new plan of operation seeking a suitable merger partner with an established operating history to achieve some type of business combination.

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

Mineral Properties

Costs of acquiring and developing mineral properties are capitalized by the project area.  Costs to maintain the mineral rights and leases are expensed as incurred.  When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves.  Should a property be abandoned, its capitalized costs are charged to operations.  The Company charges to operations the allocable portion of capitalized costs attributable to properties sold.  Capitalized costs are allocated to properties sold based on the proportion of claims sold, to the claims remaining within the project area.

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

Net Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents, including common stock issuable upon the conversion of loans and interest payable, are excluded from the calculations when their effect is anti-dilutive. Potential shares issuable at December 31, 2005 and 2004 were:

Potential shares issuable in payment of:	12/31/05	12/31/04
Convertible notes payable	-	820,000
Interest payable	-	264,145
Total possible shares dilution	-	1,084,145

At December 31, 2004, the dilutive effect of converting notes payable and related interest to shares was anti-dilutive, and therefore, only basic loss per share is presented.

Fair Values of Financial Instruments

The amounts of financial instruments including accounts payable, notes payable, and interest payable approximated their fair values at December 31, 2005 and 2004.

Reclamation

The Company’s mineral properties have been, and are subject to, standards for mine reclamation that have been established by various governmental agencies. The Company records a liability for the present value of estimated environmental remediation costs and the related asset created with it. If there is a current impairment of an asset’s carrying value and a decision is made to permanently abandon the property, changes to the liability will be recognized currently and charged to the provision for closed operations and environmental matters.

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

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

It is reasonably possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation technology, the ultimate cost of reclamation could change in the future. The Company periodically reviews accrued liabilities for such reclamation costs as evidence becomes available indicating that its liabilities have potentially changed.

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

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” an Interpretation of SFAS No. 143,” which provides clarification of the term “conditional asset retirement obligation” as used in paragraph A23 of SFAS No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be made. FIN No. 47 will become effective on January 1, 2006, and the Company does not expect the adoption to have a material effect on its financial statements.

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

During 2004, the Company sold its Katie Mill Site Claim for $25,000 in cash.  In connection with the sale, the Company recognized a gain of $21,230. At December 31, 2004, the carrying values of the Company’s remaining properties had been reduced to their fair value, based on sales to third parties in 2005 and 2006.

In July 2005, the Company sold its Bozeman Lode mining claim for $10,000, and in August 2005, the Company sold its Pony claims for $140,000. No gain or loss was recorded on these sales because the claims carrying values had been written down to these realized amounts in 2004. The Company entered into an agreement to sell its remaining mineral interests in 2006 (see Note 8 - Subsequent Events).

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - ENVIRONMENTAL MATTERS

The Company owns, and has previously owned, mineral property interests on public and private lands in Montana, on which it has explored for commercial mineral deposits. The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. In the past, we have been subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration on both public and private lands in Montana. A preliminary environmental assessment review has revealed evidence of recognized environmental conditions that would suggest an existing release, a past release, or a material threat of a release of contaminants into the ground, surface water, or ground water at our claims. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company. We have not accrued any amount for potential environmental remediation costs because we are currently unable to estimate our liability.  In addition, we have not been notified by any private or public agency of any required cleanup.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5 – INCOME TAXES

The Company did not record an income tax provision for the years ended December 31, 2005 or 2004, as it had no taxable income. At December 31, 2005 and 2004, the Company had federal net operating loss carryforwards available for income tax purposes of approximately $20,183,000, which will expire through 2025, and associated deferred tax assets of approximately $6,862,000. The deferred tax asset was calculated assuming a 34% marginal tax rate, and has been fully reserved for, as management believes it is more likely than not that the deferred tax assets will not be utilized.

At December 31, 2005, the Company’s net operating loss carry forwards expire as follows:

Year	Net Operating Loss Carry Forwards
2010	$38,000
2011	139,000
2012	485,000
2013	560,000
2014	1,380,000
2015	1,535,000
2016	1,240,000
2017	1,000,000
2018	12,900,000
2019	300,000
2020	150,000
2021	250,000
2022	76,000
2023	40,000
2024	65,000
2025	25,000
$20,183,000

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

At December 31, 2004, the Company had the following unsecured notes payable due to shareholders and related parties:

Notes payable on demand; interest at prime

  (5.25% and 4% at 12/31/04 and 12/31/03, respectively),

  plus 2%, to directors of the Company

$

47,000

Note payable  to a director, non-interest bearing

5,000

Notes payable; 8% interest, to: (1)

a company controlled by a director of the Company

5,000

directors of the Company

8,000

a shareholder of the Company

5,000

Notes payable to directors, 6% interest

    11,000

Totals

$

81,000

 (1) These notes could be prepaid in whole or in part without penalty.  Also, all or part of principal and interest, may, at Payee’s election, be paid with common stock of the Company.

During October 2005, all notes payable were paid in cash, and $29,371 of the related interest payable was paid with unregistered shares of the Company’s common stock.

NOTE 7 - STOCKHOLDERS' EQUITY

Common Stock Issued for Services

During 2004 and 2005, the Company issued 200,000 and 80,000 shares, respectively, of its unregistered common stock to Jackie Stephens, former President of the Company, for consulting services.  The shares were valued by the Company at $20,000 and $8,000, respectively, or $0.10 per share.

Common Stock Issued as Payment of Interest Payable

In October 2005, accrued interest payable amounting to $29,371 was paid by the Company issuing 293,713 shares, at $0.10 per share, of unregistered common stock to the various note holders.

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

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7 – STOCKHOLDERS’ EQUITY, continued:

At January 1, 2005, there were 325,000 stock options outstanding with exercise prices that ranged from $0.125 to $0.15.  During 2005, 175,000 stock options expired, and at December 31, 2005, 150,000 options were outstanding at an exercise price of $0.125 per share and a remaining contractual life of four years.  There was no option activity during 2004.

Warrants to purchase common stock

At January 1, 2005, there were 2,022,275 warrants to purchase common stock with exercise prices of $0.25 and $0.35 outstanding. During 2005, all outstanding warrants expired, unexercised, and no additional warrants were issued.  Therefore, at December 31, 2005, there were no warrants outstanding. There was no warrant activity during 2004.

NOTE 8 – SUBSEQUENT EVENTS

Sale of Mineral Properties

In June 2006, we entered into an agreement to sell our remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders we would receive proceeds of $400,000. No gain or loss will be recognized on the sales in 2006, as the value of the mineral properties was reduced to their fair values during 2004.

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

Based upon that evaluation held within the last 90 days, the President, who also serves as the Principal Accounting Officer, concluded that our disclosure controls needed improvement and were not adequately effective as of December 31, 2005, to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that required reports are timely and accurately reported in our periodic reports that we file with the Securities and Exchange Commission. In particular, the 10-KSB report for the year ended December 31, 2005, as well as the first and second quarter Form 10-QSB’s for the year ending December 31, 2006, were not filed and are currently delinquent. We are working to become current with any delinquent filings required by the Exchange Act of 1934.

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

Item 8b. Other Information

None

PART  III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

At December 31, 2005, Hobart Teneff was President and Chief Executive Officer of the Company, as well as a director. Other directors included James Fish and Neal Degerstrom.

As of May 17, 2006, our officer and directors were:

Name

Age

Year First Became A Director

Terrence J. Dunne, President

58

2006

Daniel McKinney

57

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

(3) Mr. Dunne was a principal shareholder of Royal Pacific Resources, toe, (formerly Painted Desert Uranium and Oil Company). Mr. Dunne purchased 2,030,000 (after a reverse stock split of one for six, Mr. Dunne now has approximately 300,000 shares) shares at $0.005 per share in January of 2002. This company (Now known as Great American Family Parks) is currently listed on the OTC Bulletin Board.

(4) Mr. Dunne was a principal shareholder in Quad Metals Corporation. Mr. Dunne purchased 18,000,000 shares of common stock at $0.001 per share in October, 2001. After a reverse stock split in November 2002 of 1 for 50, Mr. Dunne owned 233,000 shares of stock. On October 1,

2003, Quad Metals closed a share exchange transaction with DataJungle Ltd. The former shareholders of Quad Metals retained approximately 13% of the company after the share exchange. Mr. Dunne received no compensation in connection with the DataJungle transaction, but has sold all of his shares.

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

(6) Mr. Dunne purchased 931,628 shares of Aberdeen Idaho Mining Company from January of 2002 until April, 2002. His average cost per share was just under $0.03 per share. Prior to an acquisition in May 2004, the company had 9,866,500 shares issued and outstanding.

(7) Mr. Dunne received 400,000 shares of Missouri River Gold and Gem Corp. for services in 2000. He purchased an additional 100,000 shares of stock in 2001 at $0.05 per share. In March 2004, Missouri River Gold and Gem Corp. merged with a company named Extremetrix, Inc.

(8) In November and December, 2003, Mr. Dunne purchased a total of 2,400,000 shares of Silver Butte Mining Company at $0.01 per share. In September of 2005, Mr. Dunne purchased an additional 100,000 shares at $.06 per share. On August 31, 2006, Mr. Dunne purchased an additional 100,000 shares at $0.06 per share.

(9) Mr. Dunne was a consultant and founding shareholder in Nova Oil, Inc. Mr. Dunne originally purchased 500,000 shares at $0.0025 per share in 2000. He purchased an additional 160,000 shares in 2003 at $0.05 per share, and received 110,000 shares of stock valued at $0.10 per share for services in 2005. He sold 59,000 shares in 2004 at $0.03 per share in 2004. After the acquisition of Biosource America on March 30, 2006, and the subsequent forward split of three for two, and the recent sale of 84,000 shares, Mr. Dunne has approximately 1,000,000 shares of stock.

(10) In 2003, Mr. Dunne purchased 720,000 shares of Bonanza Gold, Inc. for $0.03 per share. In February 2006, he received 50,000 for services on the board of directors. Also in February, the company acquired Left Behind Games, Inc. and there was a reverse stock split of one for four. Currently Mr. Dunne owns approximately 150,000 shares of stock .

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

Hobart Teneff is a director of the Company. Mr. Teneff was appointed a director, President and Chief Executive Officer on June 1, 1999. Mr. Teneff resigned as President and CEO in 2004. From 1975 through 1988 Mr. Teneff served as President of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. Additionally, he was President, Chief Executive Officer and a director of Pegasus Gold Inc. from 1976 through 1987. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

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

(1)

Includes 1,459,953 shares owned by N. A. Degerstrom, Inc.

(2)

Includes 940,400 shares owned by her spouse

The following table sets forth, as of September 29, 2006, information regarding the beneficial ownership of our common stock with respect to each of our directors, and all of our directors and executive officers as a group. The term "executive officer" is defined as the President, Chief Executive Officer, Secretary, Treasurer and the Chief Operating Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 34,261,775 shares of common stock outstanding as of September 29, 2006.

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

During the fourth quarter of 2005, the Company filed no reports on Form 8-K.

*As filed herewith

Item 14. Principal Accountants Fees and Services

The Company's board of directors has appointed DeCoria, Maichel & Teague P.S. (“DM-T”) as the Company’s independent accountants. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors considered whether the provision of such services is compatible with maintaining DM-T’s independence. All of the services provided and fees charged by DM-T in 2005 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by DM-T for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2004 were $18,200 and $16,920 respectively, net of expenses.

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

Date: October 13, 2006