Form 10QSB
period 2006-03-31
HANOVER GOLD CO INC
filed 2006-11-22
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

HANOVER GOLD COMPANY, INC.

(Exact name of small business issuer as specified in its charter)

Washington	000-23022	11-2740461
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

601 W. Main Ave., Suite 1017, Spokane, WA	99201
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At November 13, 2006, 34,261,775 shares of the registrant’s common stock were outstanding.

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at March 31, 2006 (Unaudited)

ASSETS

Current assets:
Cash	$64,423
Total current assets	64,423

Mineral properties	400,000
Total assets	$464,423

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,969
Accrued interest payable	1,438
Total current liabilities	5,407

Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 48,000,000 shares authorized; 19,771,775 shares issued and outstanding	1,977
Additional paid-in capital	27,354,472
Accumulated deficit	(26,897,433)
Total stockholders’ equity	459,016

Total liabilities and stockholders’ equity	$464,423

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)

		2006		2005
Operating expenses:
General and administrative		$113		$4,136
Operating loss		113		4,136

Other expense:
Interest expense, net		-		1,416
Total other expense		-		1,416

Net loss		$113		$5,552

Net loss per common share	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		19,771,775		19,398,062

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Three Month Periods Ended March 31, 2006 and 2005 (Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(113)	$(5,552)
Change in operating assets and liabilities:
Accounts payable	(1,334)	1,000
Prepaid claim fees	-	3,781
Accrued interest payable	-	1,415
Net cash provided (used) by operating activities	(1,447)	644

Net decrease in cash	(1,447)	644
Cash at beginning of period	65,870	579
Cash at end of period	$64,423	$1,223

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Organization and Description of Business:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company has undertaken a new plan of operation seeking to achieve some type of business combination with a suitable merger partner with an established operating history

2.

Subsequent Events:

Sale of Mineral Properties

In June 2006, the Company entered into an agreement to sell its remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders, the Company will receive proceeds of $400,000. No gain or loss will be recognized on the sale, as the values of the mineral claims were reduced to fair value during 2004.  Subsequent to the closing of this sale, the Company will own no mineral properties.

Private Placement

During June 2006, the Company conducted a private placement offering of its common stock. The stock was sold for $0.025 per share, and proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. A total of 14,000,000 shares of restricted common stock were issued to accredited investors. In July 2006, the underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We are seeking to acquire the assets or shares of an entity actively engaged in business, in exchange for our securities. We have no particular acquisitions in mind, and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this quarterly report.

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

Off-Balance Sheet Arrangements

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements. The Company will not enter into any loan transactions to loan money to, or borrow money from, any prospective merger or acquisition candidates or to an unaffiliated third party. We also have no plans to conduct any offerings under Regulation S.

Item 3.

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

Based upon that evaluation held within the last 90 days, the President, who also serves as the Principal Accounting Officer, concluded that our disclosure controls needed improvement and were not adequately effective as of September 30, 2006, to ensure timely reporting with the Securities and Exchange Commission.

Material weaknesses identified were:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that required reports are timely and accurately reported in our periodic reports that we file with the Securities and Exchange Commission. In particular, the quarterly Forms 10QSB’s for the year ending December 31, 2006, were not filed and are currently delinquent. We are working to become current with any delinquent filings required by the Exchange Act of 1934.

Item 3.

Controls and Procedures, continued:

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

Date: November 21, 2006

10