Form 10QSB
period 2006-06-30
HANOVER GOLD CO INC
filed 2006-11-22
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]  No [X]

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at June 30, 2006 (Unaudited)

ASSETS

Current assets:
Cash	$359,292
Total current assets	359,292

Mineral properties	400,000
Total assets	$759,292

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,983
Accrued interest payable	1,438
Total current liabilities	11,421

Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 48,000,000 shares authorized; 33,771,775 shares issued and outstanding	3,377
Additional paid-in capital	27,656,187
Accumulated deficit	(26,911,693)
Total stockholders’ equity	747,871

Total liabilities and stockholders’ equity	$759,292

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005 (Unaudited)

		June 30, 2006				June 30, 2005
		Three		Six		Three		Six
		Months		Months		Months		Months
Operating expenses:
Legal and accounting		$11,738		$11,738	$		$
General and administrative		2,522		2,635		4,147		8,284
Total operating expenses		14,260		14,373		4,147		8,284

Other expense:
Interest expense, net						1,451		2,867
Total other expense						1,451		2,867

Net loss		$14,260		$14,373		$5,598		$11,151

Net loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		20,079,467		19,926,471		19,398,062		19,398,062

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Six Month Periods Ended June 30, 2006 and 2005 (Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(14,373)	$(11,151)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Deposit	-	1,000
Prepaid claim fees	-	7,563
Accounts payable	4,680
Accrued interest payable	-	2,867
Net cash (used) provided by operating activities	(9,693)	279

Cash flows from financing activities:
Net proceeds from sale of common stock	303,115	-
Net cash provided by financing activities	303,115	-

Net increase in cash	293,422	279
Cash, beginning of period	65,870	579

Cash, end of period	$359,292	$858

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Organization and Description of Business:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

The Company has undertaken a new plan of operation seeking to achieve some type of business combination with a suitable merger partner with an established operating history

2.

Sale of Mineral Properties

In June 2006, the Company entered into an agreement to sell its remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders, the Company will receive proceeds of $400,000. No gain or loss will be recognized on the sale, as the values of the Company’s mineral claims were reduced to fair value during 2004.  Subsequent to the closing of this sale, the Company will own no mineral properties.

3.

Private Placement

During June 2006, the Company conducted a private placement offering of its common stock. The stock was sold for $0.025 per share, and proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. A total of 14,000,000 shares of unregistered common stock were issued to accredited investors. In July 2006, the underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Material weaknesses identified were:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that required reports are timely and accurately reported in our periodic reports that we file with the Securities and Exchange Commission. In particular, the quarterly Form 10QSB’s for the year ending December 31, 2006, were not filed and are currently delinquent. We are working to become current with any delinquent filings required by the Exchange Act of 1934.

Item 3. Controls and Procedures, continued:

(a) Evaluation of Disclosure Controls and Procedures, continued:

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

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During June 2006, the Company conducted a private placement offering of its common stock. The stock was sold for $0.025 per share, and proceeds of $350,000 were raised from the sale, less a 10% underwriting fee. A total of 14,000,000 shares of unregistered common stock were issued to accredited investors. The proceeds will be used for general operating purposes. This offering was made pursuant to a Rule 506 exemption from registration promulgated under Regulation D of the Securities Act of 1933, as amended.

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

Hanover Gold Company, Inc.

(Registrant)

By:  /s/  Terrence Dunne

November 21, 2006

Terrence Dunne

Date

President and Principal Accounting Officer

10