Form 10QSB
period 2006-09-30
HANOVER GOLD CO INC
filed 2006-11-22
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: January 31, 2007 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at September 30, 2006 (Unaudited)

ASSETS

Current assets:
Cash	$351,399
Total current assets	351,399

Mineral properties	400,000
Total assets	$751,399

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,664
Total current liabilities	16,664

Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 48,000,000 shares authorized; 34,261,775 shares issued and outstanding	3,426
Additional paid-in capital	27,680,638
Accumulated deficit	(26,949,329)
Total stockholders’ equity	734,735

Total liabilities and stockholders’ equity	$751,399

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005 (Unaudited)

		September 30, 2006				September 30, 2005
		Three		Nine		Three		Nine
		Months		Months		Months		Months
Operating expenses:
Legal and accounting		$33,659		$45,397		$-		$-
General and administrative		6,053		8,688		3,901		12,184
Total operating expenses		39,712		54,085		3,901		12,184

Other (income) expense:
Interest (income) expense		(2,076)		(2,076)		1,526		4,394
Total other expense		(2,076)		(2,076)		1,526		4,394

Net loss		$37,636		$52,009		$5,427		$16,578

Net loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		34,224,492		24,744,852		19,398,062		19,398,062

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Nine Month Periods Ended September 30, 2006 and 2005 (Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(52,009)	$(16,578)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	-	10,083
Accounts payable	11,361
Accrued interest payable	(1,438)	4,393
Net cash (used) provided by operating activities	(42,086)	(2,102)

Cash flows from investing activities:
Proceeds from sale of mineral properties	-	149,945
Net cash provided by investing activities	-	149,945

Cash flows from financing activities:
Net proceeds from sale of common stock	303,115	-
Proceeds from exercise of warrants	24,500	-
Net cash provided by financing activities	327,615	-

Net increase in cash	285,529	147,843
Cash, beginning of period	65,870	579

Cash, end of period	$351,399	$148,422

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Organization and Description of Business:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006.

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

Material weaknesses identified were:

The Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that required reports are timely and accurately reported in our periodic reports that we file with the Securities and Exchange Commission. In particular, the quarterly Form 10QSB’s for the year ending December 31, 2006, were not timely filed. We are working to become current with any delinquent filings required by the Exchange Act of 1934.

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

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2006, the underwriter for the Company’s private placement in June 2006, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended, and the proceeds will be used for general operating activities of the Company.

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