Form 10KSB
period 2006-12-31
HANOVER GOLD CO INC
filed 2007-02-20
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes ☑

 No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑    No ☐

The registrant’s revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on the average of the bid and ask prices ($0.30) on January 31, 2007, as reported by the Over the Counter Bulletin Board (OTC BB), was $6,844,456.

At January 31, 2007, the registrant had 34,261,775 outstanding shares of $0.0001 par value common stock.

TABLE OF CONTENTS

Page

PART I

4

ITEM 1.

DESCRIPTION OF BUSINESS

4

ITEM 2.

DESCRIPTION OF PROPERTY

10

ITEM 3.

LEGAL PROCEEDINGS

10

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

PART II

11

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER

MATTERS

11

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANYALSIS OR PLAN OF OPERATION

12

ITEM 7.

FINANCIAL STATEMENTS

16

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

27

ITEM 8A.

CONTROLS AND PROCEDURES

27

ITEM 8B.

OTHER INFORMATION

28

PART III

29

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

29

ITEM 10.

EXECUTIVE COMPENSATION

32

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

32

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

33

ITEM 13.

EXHIBITS

34

ITEM 14.

PRINCIPAL ACOUNTANT FEES AND SERVICES

36

SIGNATURES

37

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

We previously owned various patented and unpatented mining claims near Norris and Pony, Montana. All but one of these claims were acquired in connection with our 1997 acquisitions of Easton-Pacific and Riverside Mining Company ("Easton-Pacific").

In July 2005, we sold our Bozeman Lode mining claim for $10,000, and in August 2005, we sold our Pony claims for $140,000 to an existing shareholder of the company. Both of these properties are located in Madison County, Montana.

In early 2006, we appointed three directors to fill positions on our Board of Directors that had been vacated, and undertook a new business direction for the Company, which is to seek out a suitable merger partner with an established operating history and to achieve some type of business combination.

In June 2006, we conducted a private placement of our common stock, selling 14,000,000 shares at $0.025 per share for net proceeds of $303,115. The proceeds will be utilized to pay expenses relating to the Company’s ongoing reporting requirements under the Securities Exchange Act of 1934 and other operating expenses.

Additionally, in June 2006, we entered into an agreement to sell our remaining mineral claims in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders, we will receive proceeds of $400,000.

Business Outlook

We ceased our mineral exploration activities during the fourth quarter of 1998 due to low gold prices and the passage of a Montana citizen's initiative (known as Initiative I-137) which banned the use of cyanide in the extraction of gold and silver from new and expanded open pit mining operations in that state.

Our present plan of operation is to seek out a suitable merger partner with an established operating history and achieve a business combination. There is no way to estimate how long the process will take to find a suitable merger candidate.

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

No Revenue

During the years ended December 31, 2006 and 2005, we generated no revenue. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss, which will increase continuously, until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

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

Scarcity of and Competition for Business Opportunities and Combinations

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with, and acquisitions of other business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company, and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will be competing with numerous other small public companies in seeking merger or acquisition candidates.

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

Risks related to our stock

Penny stock regulations may impair our shareholders’ ability to sell their stock

Currently, the Company’s stock trades on the OTC Bulletin Board under the symbol “HVGO.” Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

We may experience volatility in our stock price and limited liquidity

Our common stock is currently quoted on the OTC Bulletin Board, which is characterized by low trading volume. Because of this limited liquidity, stockholders may be unable to sell their shares. The trading price of our shares has from time to time fluctuated widely and may be subject to similar fluctuations in the future.

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

There is currently a limited trading market for our common stock

There is currently no established public trading market for our common stock, other than through the OTC Bulletin Board. Purchasers of our common stock may therefore have difficulty selling their shares, should they desire to do so.

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

Item 2. Description of Property

At December 31, 2006, we owned various patented mining claims near Norris, Montana. In July 2005, we sold our Bozeman Lode mining claim for $10,000, and in August 2005, we sold our Pony Claims for $140,000.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

PART  II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information. Our common stock is traded on the OTC Bulletin Board ("OTC BB") under the symbol “HVGO.” The following table shows the high and low closing sale prices per share for our common stock for each quarter in the years ended December 31, 2006 and 2005. The prices reflect inter-dealer prices without regard to retail mark-ups, markdowns, or commissions, and do not necessarily reflect actual transactions.

2006

2005

   Low                High                    Low                High

First Quarter

$

0.03

$

0.13

$

0.06

$

0.14

Second Quarter

$

0.11

$

0.65

$

0.04

$

0.10

Third Quarter

$

0.30

$

0.58

$

0.04

$

0.08

Fourth Quarter

$

0.21

$

0.40

$

0.03

$

0.10

Dividends. We have not paid any cash dividends, and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Shareholders. As of January 31, 2007, we had approximately 415 shareholders of record. We believe approximately 1,100 persons beneficially own our shares.

Equity Compensation Plan Information

Number of securities

Number of securities to be

Weighted average

remaining available for

issued upon exercise of

price of outstanding

future issuance under

Plan Category

outstanding options

options

equity compensation plan

Equity compensation

 plan approved by

 security holders

150,000

$0.125

1,850,000

The 1998 Equity Incentive Plan was adopted to aid the Company in maintaining and developing a management team, and attracting qualified officers and employees. A total of 2,000,000 common shares may be issued pursuant to the terms of the Plan. There was no option activity during 2006.

Recent Sales of Unregistered Securities

Private Placement

In 2006, the Company conducted a private placement offering of 14,000,000 shares of unregistered common stock at $0.025 per share. Proceeds of $350,000 were raised from the sale, less a 10% underwriting fee and attorney fees of $11,885, for net proceeds of $303,115. Additionally, the underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold to accredited investors pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended.

Common Stock Issued as Payment of Interest Payable

In 2005, accrued interest payable of $29,371 was paid by the Company issuing 293,713 unregistered common shares, at a value of $0.10 per share, to the various note holders.

Common Stock Issued for Services

In December 2005, the Company issued 80,000 shares of unregistered common stock to Jackie Stephens, former President of the Company, for consulting services. The shares were valued by the Company at $8,000, or $0.10 per share.

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

Plan of Operation

We intend to seek to acquire the assets or shares of an entity actively engaged in business in exchange for our securities, but have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this annual report. While we will attempt to obtain audited financial statements of a target entity, there is no assurance that such audited financial statements will be available.

The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction, with further assurances that an audited statement would be provided within seventy-five days after closing of such a transaction. We have no full time employees. Our officers have agreed to allocate a portion of their time to our activities without compensation. Management anticipates that our business plan can be implemented by an officer devoting an aggregate of approximately five to ten hours per week to our business affairs.

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

We intend to be subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable.

Financing

The Company believes it that can satisfy its cash requirements through the fiscal year ending December 31, 2007.

Item 7. Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Hanover Gold Company, Inc.

We have audited the accompanying balance sheets of Hanover Gold Company, Inc. (“the Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/  DeCoria, Maichel & Teague, P.S.

DeCoria, Maichel & Teague, P.S.

Spokane, Washington

February 5, 2007

HANOVER GOLD COMPANY, INC.
Balance Sheets
December 31, 2006 and 2005
	2006	2005
ASSETS
Current assets:
Cash	$324,324	$65,870
Total current assets	324,324	65,870

Mineral properties	400,000	400,000
Total assets	$724,324	$465,870

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,969	$5,303
Accrued interest payable	-	1,438
Total current liabilities	3,969	6,741

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; 2,000,000 shares
authorized; no shares outstanding
Common stock, $0.0001 par value; 48,000,000 shares
authorized, 34,261,775 and 19,771,775 shares issued and
outstanding, respectively	3,426	1,977
Additional paid-in capital	27,680,638	27,354,472
Accumulated deficit	(26,963,709)	(26,897,320)
Total stockholders’ equity	720,355	459,129
Total liabilities and stockholders’ equity	$724,324	$465,870

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Operations
For the Years Ended December 31, 2006 and 2005

		2006		2005
Operating expenses:
Legal and accounting		$60,226		$660
General and administrative		10,228		21,379
Operating loss		70,454		22,039

Other (income) expense:
Interest income		(4,065)		-
Interest expense		-		4,472
Total other (income) expense		(4,065)		4,472

Net loss		$66,389		$26,511

Net loss per common share-basic	$	Nil	$	Nil

Weighted average number of common shares
outstanding-basic		27,143,638		19,507,762

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005

	Common Stock		Additional
	Issued		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2004	19,398,062	1,940	27,317,138	(26,870,809)	448,269
Issuance of shares for services	80,000	8	7,992		8,000
Issuance of shares for accrued interest payable	293,713	29	29,342		29,371
Net loss				(26,511)	(26,511)
Balances, December 31, 2005	19,771,775	1,977	27,354,472	(26,897,320)	459,129
Issuance of shares for cash:
Private placement sales	14,000,000	1,400	301,715		303,115
Exercise of warrants	490,000	49	24,451		24,500
Net loss				(66,389)	(66,389)
Balances, December 31, 2006	34,261,775	$3,426	$27,680,638	$(26,963,709)	$720,355

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.
Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net loss	$(66,389)	$(26,511)
Adjustments to reconcile net loss to net cash
used by operating activities:
Issuance of shares for services	-	8,000
Issuance of shares for interest	-	4,472
Change in:
Prepaid claim fees	-	10,082
Reclamation bond	-	4,000
Accounts payable	(1,334)	303
Accrued interest payable	(1,438)	-
Accrued reclamation costs	-	(4,000)
Net cash used by operating activities	(69,161)	(3,654)

Cash flows from investing activities:
Proceeds from sale of mineral property	-	149,945
Net cash provided by investing activities	-	149,945

Cash flows from financing activities:
Proceeds from sale of common stock in private placement	303,115	(81,000)
Proceeds from exercise of warrants	24,500	-
Net cash provided (used) by financing activities	327,615	(81,000)

Net increase in cash	258,454	65,291
Cash, beginning of period	65,870	579
Cash, end of period	$324,324	$65,870

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,438
Noncash financing activity:
Payment of accrued interest with shares of common stock		$29,371

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Hanover Gold Company, Inc. (hereinafter “the Company”) was formed to acquire gold mining properties for exploration and future development. The Company, which is the successor-company to an entity incorporated in the state of Delaware in 1984, commenced its operations in May 1990.

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

Mineral Properties

Costs of acquiring and developing mineral properties are capitalized by the project area. Costs to maintain the mineral rights and leases are expensed as incurred. When a property reaches the production stage, related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves. If a property is abandoned, its capitalized costs are charged to operations, based on the proportion of claims sold, to the claims remaining within the project area.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Stock-Based Compensation

On January 1, 2006, the Company prospectively adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (hereinafter “SFAS No. 123(R)”). SFAS No. 123(R) establishes standards for the accounting for share-based payment transactions, in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement covers a wide range of share-based compensation arrangements, including share options, unregistered share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant date, which is recognized in the financial statements over the service period. The adoption of SFAS No 123(R) had no effect on previously issued financial statements. In addition, the Company had no activity during the year ended December 31, 2006, that would fall under the provisions of SFAS No. 123(R).

Prior to January 1, 2006, the Company accounted for stock options using the intrinsic value method. Shares of unregistered common stock issued for services were recorded as expense based upon management’s estimate of the fair value of the shares at the time of issuance and the value of services rendered.

Net Loss per Share

Basic loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  Common stock equivalents are excluded from the calculations when their effect is anti-dilutive.

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

Reclamation, continued:

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

Impaired Asset Policy

Long-lived assets held by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable.  The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.  If such impairment indicators are present or other factors exist that indicate that the carrying amounts of the assets may not be recoverable, the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of assets.  If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.  Mineral properties are subject to influence from many factors including precious metal prices and environmental and permitting conditions.  The Company determines the fair value of its mineral properties based on its best estimate of the value of undiscounted cash flows it believes the properties would be able to generate in future mining production or outright sales to third parties.

Common Stock Issued Other Than for Cash

Transactions in which goods or services are received for the issuance of common shares, and are not subject to the provisions of SFAS 123(R), are accounted for based on the fair value of the consideration received, or the fair value of the common stock issued, whichever is more reliably measurable.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In July 2006, the FASB issued FASB interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Recent Accounting Pronouncements, continued:

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB No. 133 and 140” (SFAS 155), which establishes the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative, that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially, and subsequently, measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No.140 previously prohibited a qualifying special-purpose beneficial interest, other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

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

In July 2005, the Company sold its Bozeman Lode mining claim for $10,000, and in August 2005, the Company sold its Pony claims for $140,000. No gain or loss was recognized on these sales, as the value of the mineral property was reduced to its fair value during 2004.

In June 2006, the Company entered into an agreement to sell its remaining mineral claims located in Montana. This sale, representing the majority of our assets, requires the approval of our shareholders. If approved by our shareholders in early 2007, the Company will receive proceeds of $400,000. No gain or loss will be recognized on the sale, as the value of the mineral property was reduced to its fair value during 2004.

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4 - ENVIRONMENTAL MATTERS

The Company owns, and has previously owned, mineral property interests on public and private lands in Montana, on which it has explored for commercial mineral deposits. The Company and its properties are subject to a variety of federal and state regulations governing land use and environmental matters. In the past, the Company has been subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of our mineral exploration on both public and private lands in Montana. A preliminary environmental assessment review has revealed evidence of recognized environmental conditions that would suggest an existing release, a past release, or a material threat of a release of contaminants into the ground, surface water, or ground water at our claims. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would effect the financial position of the Company. We have not accrued any amount for potential environmental remediation costs because we are currently unable to estimate our liability.  In addition, we have not been notified by any private or public agency of any required cleanup.

NOTE 5 – INCOME TAXES

The Company did not record an income tax provision for the years ended December 31, 2006 or 2005, as it had no taxable income. At December 31, 2006, the Company had federal net operating loss carryforwards available for income tax purposes of approximately $20,250,000, which will expire through 2026, and associated deferred tax assets of approximately $6,885,000. The deferred tax asset was calculated assuming a 34% marginal tax rate, and has been fully reserved for, as management believes it is more likely than not that the deferred tax assets will not be utilized.

At December 31, 2006, the Company’s net operating loss carry forwards will expire as follows:

Year	Net Operating Loss Carryforwards	Year	Net Operating Loss Carryforwards
2010	$38,000	2020	150,000
2011	139,000	2021	250,000
2012	485,000	2022	76,000
2013	560,000	2023	40,000
2014	1,380,000	2024	65,000
2015	1,535,000	2025	25,000
2016	1,240,000	2026	67,000
2017	1,000,000	Total	$ 20,250,000
2018	12,900,000
2019	300,000

HANOVER GOLD COMPANY, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY

Common Stock Issued for Services

During 2005, the Company issued 80,000 shares of its unregistered common stock to Jackie Stephens, former President of the Company, for consulting services.  The shares were valued by the Company at $8,000, or $0.10 per share.

Common Stock Issued as Payment of Interest Payable

In October 2005, accrued interest payable amounting to $29,371 was paid by the Company issuing 293,713 shares, at $0.10 per share, of unregistered common stock to the various note holders.

Stock Option Plans

Under the Company’s stock plan (“the 1995 Plan”) eligible employees and directors could be granted stock options, stock appreciation rights, or restricted stock.  Pursuant to terms of the 1995 Plan, the total number of shares of stock subject to issuance could not exceed 1,000,000. Grants of options, stock appreciation rights and restricted stock were solely at the discretion of the Board of Directors, at exercise prices at least equal to the fair value of the stock on the date of grant and vest immediately. The 1995 Plan terminated in 2005.

The 1998 Equity Incentive Plan (the 1998 Plan) was adopted in May 1999, to aid the Company in maintaining and developing a management team and attracting qualified officers and employees.  A total of 2,000,000 shares of common stock may be subject to, or issued pursuant to, the terms of the 1998 Plan. The 1998 Plan shall terminate in May 2009, and no further awards may be granted after that date, but options granted under the 1998 Plan shall remain in effect until they have either been exercised or expire by reason of lapse of time.

At January 1, 2005, there were 325,000 stock options outstanding with exercise prices that ranged from $0.125 to $0.15.  During 2005, 175,000 stock options expired, and at December 31, 2006 and 2005, 150,000 options were outstanding, out of 2,000,000 available, at an exercise price of $0.125 per share and have a remaining contractual life until June 1, 2009.  There was no option activity during 2006.

Warrants

Warrants to purchase 2,022,275 shares of common stock, with exercise prices of $0.25 and $0.35, were outstanding at January 1, 2005. During 2005, all outstanding warrants expired, unexercised, and no additional warrants were issued. At December 31, 2006 and 2005, no warrants were outstanding.

Private Placement

In 2006, the Company conducted a private placement offering of 14,000,000 shares of unregistered common stock at $0.025 per share. Proceeds of $350,000 were raised from the sale, less a 10% underwriting fee and attorney fees of $11,885, for net proceeds of $303,115. Additionally, the underwriter, Pennaluna and Company, Inc., exercised 490,000 warrants at $0.05 per share for proceeds of $24,500. The shares were offered and sold to accredited investors pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended.

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

Based upon that evaluation, the President, who also serves as the Principal Accounting Officer, concluded that our disclosure controls needed improvement and were not adequately effective as of December 31, 2006, to ensure timely reporting with the Securities and Exchange Commission. Specifically, the Company’s corporate governance and disclosure controls and procedures do not provide reasonable assurance that required reports are timely and accurately reported in our periodic reports filed with the Securities and Exchange Commission. In particular, the 10-KSB report for the year ended December 31, 2005, as well as the first and second quarter Form 10-QSB’s for the year ending December 31, 2006, were not filed timely.

(a) Internal Control over Financial Reporting

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

Item 8B. Other Information

None

PART  III

Item 9. Directors and Executive Officers of the Registrant

Name                                                Age             Year First Became A Director

Terrence J. Dunne, President

  and a director

58

2006

Daniel McKinney, director

57

2006

Hobart Teneff, director

86

1999

Paul E. Fredericks, director

51

2006

Terrence J. Dunne serves as President and a director of the Company. For more than the past five years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University. Mr. Dunne has the following experience with "blind pool" or "shell" type companies:

(1) New Hilarity Mining Company became Orbit E-Commerce, after a reverse merger in 2000. Prior to the reverse merger with Orbit, Mr. Dunne was a principal shareholder of New Hilarity, and had purchased stock in New Hilarity for $0.025 per share. After the reverse merger and the reverse split of the common stock, Mr. Dunne owned 249,000 shares. Mr. Dunne sold all of his shares between 2000 and 2003. Mr. Dunne received no other compensation from the company.

(2) Mr. Dunne was a principal shareholder of Gold Bond Resources, Inc. from March of 2000 until the reverse merger in 2003. Mr. Dunne owned approximately 1,880,000 shares of common stock. He paid $0.005 per share for 1,795,585 shares, and $0.10 per share for 35,000 shares in 2001. The balance of the shares was purchased in the market at an average price of $0.21 per share. Mr. Dunne presently owns no shares of Enerteck Corp, the present name of the company, which trades on the OTC Bulletin Board.

(3) Mr. Dunne was a principal shareholder of Royal Pacific Resources, toe, (formerly Painted Desert Uranium and Oil Company). Mr. Dunne purchased 2,030,000 shares at $0.005 per share in 2002. This company (now known as Great American Family Parks) is currently listed on the OTC Bulletin Board, and had a 1:6 reverse stock split.

(4) Mr. Dunne was a principal shareholder in Quad Metals Corporation. He purchased 18,000,000 common shares at $0.001 per share in 2001. After a 1:50 reverse stock split in 2002, Mr. Dunne owned 233,000 shares. In 2003, Quad Metals had a share exchange with DataJungle Ltd. No compensation was received by Mr. Dunne in connection with the DataJungle transaction, and he has sold all of his shares.

(5) Mr. Dunne is an officer, director and a principal shareholder of Daybreak Oil & Gas, Inc. He purchased 3,200,000 common shares in 2001 for $0.005 per share and an additional 150,000 shares at $0.02 per share in 2003. In November, 2004, Mr. Dunne sold 50,000 shares at $0.12 per share. In January, 2005, Mr. Dunne sold an additional 40,000 shares at $0.13 per share. During 2005, Mr. Dunne received approximately 527,000 shares for services and debt conversion, and he currently owns 3,787,000 shares. Daybreak trades on the OTC Bulletin Board.

(6) Mr. Dunne purchased 931,628 shares of Aberdeen Idaho Mining Company from January of 2002 to April, 2002. His average price per share is just under $0.03 per share. Prior to an acquisition in May 2004, the company had 9,866,500 outstanding shares. After an acquisition, additional shares were issued and there was a 1:100 reverse stock split. Mr. Dunne has sold all of his shares in this company.

(7) Mr. Dunne received 400,000 shares of Missouri River Gold and Gem Corp. for services in 2000, and purchased an additional 100,000 common shares in 2001 at $0.05 per share. In 2004, Missouri River Gold and Gem Corp. merged with Extremetrix, Inc., and Mr. Dunne sold all his shares in the company.

(8) In 2003, Mr. Dunne purchased 2,400,000 shares of Silver Butte Mining Co. at $0.01 per share. In 2005, Mr. Dunne purchased an additional 100,000 shares at $.06 per share. In August 2006, Mr. Dunne purchased an additional 100,000 shares at $0.06 per share.

(9) Mr. Dunne was a consultant and founding shareholder in Nova Oil, Inc. Mr. Dunne purchased 500,000 shares at $0.0025 per share in 2000. He purchased an additional 160,000 shares in 2003 at $0.05 per share, and received 110,000 shares of stock valued at $0.10 per share for services in 2005. In 2004, he sold 59,000 shares at $0.03 per share. After the acquisition of Biosource America on March 30, 2006, and the subsequent forward split of three for two, Mr. Dunne sold 84,000 shares of stock in 2006. The Company has changed its name to Nova Biosource Fuels, Inc., and trades on the OTC Bulletin Board.

(10) In 2003, Mr. Dunne purchased 720,000 shares of Bonanza Gold, Inc. for $0.03 per share. In February 2006, he received 50,000 for services as a director. Also in February, the company acquired Left Behind Games, Inc. and there was a reverse stock split of one for four.

(11) Mr. Dunne acquired 7,954,464 shares of Silver Crest Resources, Inc. between 2003 and August of 2006. The Company remained dormant until August 2006, when the name was changed to Gold Crest Mines, Inc., and it became an active mineral exploration company. Mr. Dunne is Secretary/Treasurer, a director, and major shareholder of the Company, which is listed on the Pink Sheets.

Daniel McKinney was appointed as a director of the Company in 2006.  Mr. McKinney has been a licensed real estate broker for over 25 years and worked as a vocational rehabilitation consultant in the Inland Northwest since 1980. Since 1989, he has been the owner and managing consultant of Vista Consulting Services Inc., specializing in self-insurance employability evaluations, pension adjudication, negotiated settlements and forensic evaluations & testimony on disability related cases. Mr. McKinney is a Certified Rehabilitation Counselor, a Certified Disability Management Specialist, a Licensed Mental Health Counselor, and is a Board Certified Disability Analyst. He received a BA in Psychology from Eastern Washington University in 1973 and a Master of Education in Guidance and Counseling from Whitworth College in 1977. He has been a principal and developer of commercial and residential real estate projects in Washington, Idaho, and Arizona. In addition, Mr. McKinney is a director and Secretary/Treasurer of Gold Crest Mines, Inc.

Hobart Teneff is a director of the Company, and was appointed a director, President and Chief Executive Officer on June 1, 1999. Mr. Teneff resigned as President and CEO in 2004. From 1975 through 1988 Mr. Teneff served as President of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. Additionally, he was President, Chief Executive Officer and a director of Pegasus Gold Inc. from 1976 through 1987. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

Paul E. Fredericks was appointed a director of the Company on of May 17, 2006. From February 2000 through November 2006, he was also director of Nova Oil, Inc. (NVBF.OB), held positions of Vice President (2000-2002) and President (2002-2006) with Nova Oil, and served on their Governance and Nominating Committee, Audit Committee, and Compensation Committee. From January 1985 to present, he has owned and operated his own business, Mineral Logic. His company consults for mineral exploration and mining companies throughout the western hemisphere, performing GIS development and data compilation to assist with target delineation. From March 1999 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company, located in Missoula, Montana. Mr. Fredericks attended Humboldt State University where he received a BS in Geology in 1977, and the University of Texas at Austin, where he received a Masters in Geology in 1980. Mr. Fredericks resides in Missoula, Montana.

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

The entire Board of Directors serve as members of the Audit Committee. Mr. McKinney and Mr. Teneff are independent as defined by NASDAQ marketplace rules 4200(a)(15) and 4350(d)(2). In forming our Board of Directors, we sought individuals with the ability to guide our operations based on their business experience, both past and present, and their education. Our business model is not complex and our accounting issues are straightforward. Responsibility for our operations is centralized within management. We rely on the assistance of others to help us with the preparation of our financial information. We recognize that having a person who possesses all of the attributes of an independent audit committee financial expert would be a valuable addition to our Board of Directors. However, we are not, at this time, able to compensate such a person, and therefore, may find it difficult to attract such a candidate.

The Board of Directors has not adopted a policy requiring that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such services does not impair the auditor's independence. Such a policy will be adopted during the first quarter of 2007.

Nominating Committee

The entire Board performs the function of the Nominating Committee. A written nominating charter will be adopted in the first quarter of 2007.

None of the foregoing Directors or the Executive Officer has, during the past five years:

(a)

Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

(b)

Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)

Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(d)

Been found by a court of competent jurisdiction (in a civil action), the Commission, or the Commodity Futures Trading Commission, to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act. Our officer, directors and persons owning more than 10% of our common stock are obligated to file reports of ownership and changes in ownership with the Securities and Exchange Commission under Section 16(a) of the Securities Exchange Act of 1934. To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our fiscal year ended December 31, 2006, our directors, executive officer and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

The Company has adopted a Code of Ethics for its President and directors.

Item 10. Executive Compensation

The officer does not receive any compensation for services rendered to the Company. Additionally, at this time, directors do not receive compensation or attendance fees for serving in such capacity.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information on beneficial ownership in the table and the footnotes thereto is based upon the Company's records and, in the case of holders of more than 5% of the Company's stock, the most recent Forms 3 and 4 filed by each such person or entity and information supplied to the Company by such person or entity. Unless otherwise indicated, to the Company's knowledge each person has sole voting power and sole investment power with respect to the shares shown.

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

(1)

Includes 1,459,953 shares owned by N. A. Degerstrom, Inc.

(2)

Includes 940,400 shares owned by her spouse

The following table sets forth, as of January 31, 2007, information regarding the beneficial ownership of our common stock with respect to each of our directors, and all of our directors and executive officer as a group. The term "executive officer" is defined as the President, Chief Executive Officer, Secretary, Treasurer and the Chief Operating Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. The percentage of common stock beneficially owned is based on 34,261,775 shares of common stock outstanding as of January 31, 2007.

Title of Class	Name & Address of Beneficial Owner	Amount & Nature of Beneficial Ownership	Percent of Class
Common	Terrence Dunne	2,200,000	6.42
Common	Hobart Teneff	1,293,189	3.77
Common	Daniel McKinney	880,000	2.57
Common	Paul Fredericks	800,000	2.34
Common	Total of all executive officers and directors (4 individuals)	5,173,189	15.10

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

31.1*

Rule 13a-14(a)/15d-14(a) Certification of Terrence J. Dunne

32.1*

Section 1350 Certification of Terrence J. Dunne

*As filed herewith

Item 14. Principal Accountant Fees and Services

The Company's board of directors has appointed DeCoria, Maichel & Teague P.S. (“DM-T”) as the Company’s independent accountants. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors considered whether the provision of such services is compatible with maintaining DM-T’s independence. All of the services provided and fees charged by DM-T in 2006 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by DM-T for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $17,150 and $18,200 respectively.

Audit-Related Fees

There were no other fees billed by DM-T during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

DM-T billed the Company $446 during 2006 for professional services relating to tax compliance. No tax related fees were billed to the Company by DM-T during 2005.

All Other Fees

There were no fees billed by DM-T during the last two fiscal years for products and services, other than those services reported under Audit Fees above..

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANOVER GOLD COMPANY, INC.

By: /s/ Terrence  J. Dunne

Terrence J. Dunne, President and

Principal Accounting Officer

Date: February 20, 2007