Form 10QSB
period 2007-03-31
HANOVER GOLD CO INC
filed 2007-05-03
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [X]   No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At May 4, 2007, 34,261,775 shares of the registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

SEC 2334 (4-07)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a   currently valid OMB control number.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Information

3

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

10

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

10

ITEM 3.

Defaults upon Senior Securities

10

ITEM 4.

Submission of Matters to a Vote of Security Holders

10

ITEM 5.

Other Information

10

ITEM 6.

Exhibits

10

Signatures

11

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at March 31, 2007 (Unaudited)

ASSETS

Current assets:
Cash	$692,556
Total current assets	692,556

Total assets	$692,556

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$52
Total current liabilities	52

Stockholders’ equity:
Preferred stock; $0.0001 stated value; 10,000,000 shares authorized; none issued or outstanding	-
Common stock; $0.0001 par value; 500,000,000 shares authorized; 34,261,775 shares issued and outstanding	3,426
Additional paid-in capital	27,680,638
Accumulated deficit	(26,991,560)
Total stockholders’ equity	692,504

Total liabilities and stockholders’ equity	$692,556

\

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three Month Periods Ended March 31, 2007 and 2006 (Unaudited)

		2007		2006
Operating expenses:
Accounting		$18,445
Legal		4,435
General and administrative		7,344		$113
Operating loss		30,224		113

Other (income):
Interest		(2,373)		-
Total other (income)		(2,373)		-

Net loss		$27,851		$113

Net loss per common share	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		34,261,775		19,771,775

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Three Month Periods Ended March 31, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(27,851)	$(113)
Change in operating assets and liabilities:
Accounts payable	(3,917)	(1,334)
Net cash used by operating activities	(31,768)	(1,447)

Cash flows from investing activities:
Proceeds from sale of mineral properties	400,000	-
Net cash provided by investing activities	400,000	-

Net increase (decrease) in cash	368,232	(1,447)
Cash at beginning of period	324,324	65,870
Cash at end of period	$692,556	$64,423

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Organization and Description of Business:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.

Sale of Mineral Properties:

In June 2006, the Company entered into an agreement to sell its remaining mineral claims in Montana. This sale, representing the majority of our assets, required the approval of our shareholders. Shareholders approved the sale of the properties in February 2007, and the Company received proceeds of $400,000 during March 2007. No gain or loss was recognized on the sale, as the values of the mineral claims had been reduced to fair value during 2004.

3.

Stockholders’ Equity

Subsequent to the approval of shareholders, the Company amended its Articles of Incorporation, changing the authorized capital of both its common and preferred stock. The authorized number of common shares was changed from 48,000,000 to 500,000,000, and the authorized number of preferred shares was changed from 2,000,000 to 10,000,000 shares on March 27, 2007.

Item 2. Management's Discussion and Analysis or Plan of Operation

Plan of Operation

We are seeking to acquire the assets or shares of an entity actively engaged in business, in exchange for our securities. We have no particular acquisitions in mind, and have not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates has engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between us and such other company as of the date of this quarterly report. The Company has sufficient cash so that it will not have to raise additional funds in the next twelve months.

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

Item 3.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our President, who also serves as Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10QSB. Based on this evaluation, the President, who also serves as the Principal Accounting Officer, concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders was held on February 21, 2007, during which the shareholders approved the sale agreement of the Company’s remaining mineral properties, and amending the Company’s Articles of Incorporation to change the authorized capital of both its common and preferred stock. The authorized number of common shares was changed from 48,000,000 to 500,000,000, and the authorized number of preferred shares was changed from 2,000,000 to 10,000,000.

Voting results were as follows:

1) Motion to approve sale agreement of mineral properties:

Votes cast-22,584,315; For-21,404,268; Against-1,143,918; Abstained-36,129

2) Motion to approve the amendment to the Company’s Articles of Incorporation:

Votes cast-22,584,237; For-20,462,358; Against-2,075,667; Abstained-46,212

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

Date: May 1, 2007

9