Form 10QSB
period 2007-06-30
HANOVER GOLD CO INC
filed 2007-07-27
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ X ]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

At July 20, 2007, 34,911,775 shares of the registrant’s common stock were outstanding.

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

9

ITEM 5.

Other Information

9

ITEM 6.

Exhibits

9

Signatures

10

Certifications

11

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at June 30, 2007 (Unaudited)

ASSETS

Current assets:
Cash	$665,681
Prepaid expenses	24,917
Total current assets	690,598

Total assets	$690,598

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$350
Total current liabilities	350

Payable to directors and officers in common stock	7,200

Total liabilities	7,550

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 500,000,000 shares authorized; 34,911,775 shares issued and outstanding	3,491
Additional paid-in capital	27,752,073
Accumulated deficit	(27,072,516)
Total stockholders’ equity	683,048

Total liabilities and stockholders’ equity	$690,598

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006 (Unaudited)

		June 30, 2007				June 30, 2006
		Three		Six		Three		Six
		Months		Months		Months		Months
Operating expenses:
Directors’ fees		$7,200		$7,200		$-		$-
Consulting fees		71,500		71,500		-		-
Legal and accounting		5,155		28,034		11,738		11,738
General and administrative		1,565		8,910		2,522		2,635
Total operating expenses		85,420		115,644		14,260		14,373

Other income:
Interest income		4,463		6,836		-		-
Total other income		4,463		6,836		-		-

Net loss		$80,957		$108,808		$14,260		$14,373

Net loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		34,397,489		34,330,007		20,079,467		19,926,471

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Six Month Periods Ended June 30, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(108,808)	$(14,373)
Adjustments to reconcile net loss to net cash used by operating activities:
Share-based compensation	71,500	-
Changes in operating assets and liabilities:
Prepaid expenses	(24,917)	-
Accounts payable	(3,618)	4,680
Payable to directors and officers in common stock	7,200	-
Net cash (used) provided by operating activities	(58,643)	(9,693)

Cash flows from investing activities:
Proceeds from sale of mineral properties	400,000	-
Net cash provided by investing activities	400,000	-

Cash flows from financing activities:
Net proceeds from sale of common stock	-	303,115
Net cash provided by financing activities	-	303,115

Net increase in cash	341,357	293,422
Cash, beginning of period	324,324	65,870

Cash, end of period	$665,681	$359,292

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Organization and Description of Business:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has undertaken a new plan of operation seeking to achieve some type of business combination with a suitable merger partner with an established operating history

2.

Sale of Mineral Properties

In June 2006, the Company entered into an agreement to sell its remaining mineral claims in Montana. This sale, representing the majority of our assets, required the approval of our shareholders. Shareholders approved the sale of the properties in February 2007, and the Company received proceeds of $400,000 during March 2007. No gain or loss was recognized on the sale, as the values of the Company’s mineral claims had been reduced to fair value during 2004.

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

There has been no change in our internal control over financial reporting during the three and six month periods ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 18, 2007, the Company issued 650,000 unregistered common shares to a consultant for services. The stock was valued at $0.11 per share, amounting to $71,500 in share-based consulting fee compensation.

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

Hanover Gold Company, Inc.

Registrant)

By:  /s/  Terrence Dunne

July 27, 2007

Terrence Dunne

Date

President and Principal Accounting Officer

9