Form 10QSB
period 2007-09-30
HANOVER GOLD CO INC
filed 2007-11-07
CIK 778165

OMB APPROVAL
OMB Number: 3235-0416 Expires: April 30, 2009 Estimated average burden hours per response 136.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

(Mark one)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

At October 15, 2007, 34,967,491 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes [ ]  No [X]

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1

Financial Statements

3

ITEM 2.

Management’s Discussion and Analysis or Plan of Operation

7

ITEM 3.

Controls and Procedures

7

PART II - OTHER INFORMATION

ITEM 1.

Legal Proceedings

8

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

8

ITEM 3.

Defaults Upon Senior Securities

8

ITEM 4.

Submission of Matters to a Vote of Security Holders

8

ITEM 5.

Other Information

8

ITEM 6.

Exhibits

8

Signatures

9

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Hanover Gold Company, Inc. Balance Sheet at September 30, 2007 (Unaudited)

ASSETS

Current assets:
Cash	$660,029
Prepaid insurance	18,417
Total current assets	678,446

Total assets	$678,446

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$-
Total current liabilities	-

Directors’ fees payable in common stock	7,200

Stockholders’ equity:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, none issued or outstanding
Common stock; $0.0001 par value; 500,000,000 shares authorized; 34,967,491 shares issued and outstanding	3,497
Additional paid-in capital	27,759,268
Accumulated deficit	(27,091,519)
Total stockholders’ equity	671,246

Total liabilities and stockholders’ equity	$678,446

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006 (Unaudited)

		September 30, 2007				September 30, 2006
		Three		Nine		Three		Nine
		Months		Months		Months		Months
Operating expenses:
Directors’ fees		$7,200		$14,400		$-		$-
Consulting fees		-		71,500		-		-
Legal and accounting		9,448		37,482		33,659		45,397
General and administrative		6,774		15,684		6,053		8,688
Total operating expenses		23,422		139,066		39,712		54,085

Other income:
Interest income		4,420		11,256		2,076		2,076
Total other income		4,420		11,256		2,076		2,076

Net loss		$19,002		$127,810		$37,636		$52,009

Net loss per common share	$	Nil	$	Nil	$	Nil	$	Nil

Weighted average number of shares outstanding – basic		34,966,885		34,544,633		34,224,492		24,744,852

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc. Statements of Cash Flows for the Nine Month Periods Ended September 30, 2007 and 2006 (Unaudited)

	2007	2006
Cash flows from operating activities:
Net loss	$(127,810)	$(52,009)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting fee paid in common stock	71,500	-
Directors’ fees paid in common stock	7,200
Changes in operating assets and liabilities:
Prepaid expenses	(18,416)	-
Accounts payable	(3,969)	11,361
Directors’ fees payable in common stock	7,200	-
Accrued interest payable	-	(1,438)
Net cash (used) provided by operating activities	(64,295)	(42,086)

Cash flows from investing activities:
Proceeds from sale of mineral properties	400,000	-
Net cash provided by investing activities	400,000	-

Cash flows from financing activities:
Net proceeds from sale of common stock	-	303,115
Proceeds from exercise of warrants	-	24,500
Net cash provided by financing activities	-	327,615

Net increase in cash	335,705	285,529
Cash, beginning of period	324,324	65,870

Cash, end of period	$660,029	$351,399

The accompanying notes are an integral part of these financial statements.

Hanover Gold Company, Inc.

Notes to Financial Statements (Unaudited)

1.

Organization and Description of Business:

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company has undertaken a new plan of operation seeking to achieve some type of business combination with a suitable merger partner with an established operating history

2.

Sale of Mineral Properties

In June 2006, the Company entered into an agreement to sell its remaining mineral claims in Montana. This sale, representing the majority of our assets, required the approval of our shareholders. Shareholders approved the sale of properties in February 2007, and the Company received proceeds of $400,000 during March 2007. No gain or loss was recognized on the sale, as the values of the Company’s mineral claims had been reduced to fair value during 2004.

3.

Stockholders’ Equity

On March 27, 2007, subsequent to the approval of shareholders, the Company amended its Articles of Incorporation, changing the authorized capital of both its common and preferred stock. The authorized number of common shares was changed from 48,000,000 to 500,000,000 with a par value of $0.0001, and the authorized number of preferred shares was changed from 2,000,000 to 10,000,000 shares with a par value of $0.001.

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

There has been no change in our internal control over financial reporting during the three and nine month periods ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2007, the Company issued 13,929 unregistered common shares to each of four directors, for a total of 55,176 shares, for director services rendered during the three months ended June 30, 2007. The stock was valued at the average closing market price during the quarter, which was $0.13 per share, for total value amounting to $7,200.

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

November 7, 2007

Terrence Dunne

Date

President, CEO, CFO

 and Principal Accounting Officer

9