Form 10KSB
period 2007-12-31
Rock Energy Resources, Inc.
filed 2008-03-31
CIK 778165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

                        ☒        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

                        ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-2740461
(State of incorporation)	(I.R.S. Employer Identification Number)

10375 Richmond, Suite 2100

Houston, TX 77042

(Address of principal executive offices)

(713) 954-3600

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒           NO  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act),

YES  ☐           NO  ☒

Issuer’s revenues for the year ended December 31, 2007 were $-0-.

Aggregate market value of voting stock held by non-affiliates: $212,576,749 as of March 7, 2008.

As of March 7, 2008, the Company had 63,455,746 shares of its $.0001 par value common stock issued and outstanding.

Index to Rock Energy Resources, Inc. 2007 Form 10-KSB

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB for Rock Energy Resources, Inc. (“the Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under “Risk Factors Associated with Our Business.”

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

Corporate History

                We were organized as a Delaware corporation in 1984. From 1990 until July 1995 we were engaged in mineral exploration. In July 1995 we sold our mining claims and ceased mineral exploration activities and in 2006 began seeking a suitable merger partner in order to enter into a new business. On December 21, 2007 we entered into an Asset Purchase Agreement (“Agreement”) to acquire all of the assets of Rock Energy Partners, L.P. (“REP”), a company engaged in oil and gas operations, in exchange for 54,374,749 shares of our common stock. The transaction closed on January 2, 2008. We also issued 3,746,517 shares to two consultants who assisted us in the transaction and paid a cash consulting fee of $625,000.  Prior to the Agreement we had 4,378,634 common shares outstanding. All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc. (“Hanover”) to Rock Energy Resources, Inc.

                The information set forth in this report covers our operations and management following the closing of the Agreement. REP’s financial statements and management’s discussion of these financial statements are included in a current report on Form 8-K filed simultaneously with this report. Hanover’s historical financial statements and management’s discussion of these financial statements are included in this report.

                On March 31, 2008 we entered into a stock purchase agreement (“Perm Agreement”) with Perm Energy Advisors, LP (“Perm”) under which we agreed to sell Perm up to $40,000,000 of our common stock initially at $1.68 per share. The common stock will be sold in three tranches over an up to a 12-month period, with approximately 8,100,000 shares to be sold in the initial tranche. In addition, we granted to Perm warrants to purchase up to 4,761,905 shares at any time until March 31, 2013 for $1.68 per share in connection with the agreement. We also agreed (i) to register the shares and the shares underlying the warrants under Form S-1 and (ii) to enter into a voting agreement covering certain corporate governance matters. Under the “Perm Agreement”, Perm will not purchase any of our shares until the shares are registered under Form S-1.  Accordingly, we do not expect to receive proceeds from the first tranches for a period of 90 days from the date hereof.

Introduction

In the following discussion the term “Mcf” refers to thousands of cubic feet of natural gas, the term “Bcf” refers to billions of cubic feet of natural gas and the term “Tcf” refers to trillions of cubic feet of natural gas. The term “Mcfe” refers to thousands of cubic feet of gas equivalent with oil and natural gas liquid quantities having been converted to Mcf on an energy equivalent ratio of one barrel to six Mcf. The term “Mcfpd” refers to thousands of cubic feet of natural gas per day production.

We are a Houston, Texas-based independent oil and natural gas company engaged in the exploration, production, development and exploration of natural gas and crude oil properties. At December 31, 2007, our oil and gas properties had total proved net oil reserves of 9,970 barrels and total proved net natural gas reserves of 486,880 Mcf. The discounted value of our future net cash flows on our properties amounted to $2,028,320 at December 31, 2007.

We acquire, drill for, produce and sell natural gas, natural gas liquids and crude oil currently from two locations, the Wilcox trend in both Starr and Colorado counties, Texas and an emerging resource (diatomite) trend in Santa Barbara County, California.

We achieve production and reserve growth primarily through the exploration and development of oil and gas prospects  acquired from other operators or internally generated drilling prospects.

Like all oil and gas companies, we face the challenge of natural production decline. With each unit of production, our asset base declines. We are attempting to mitigate this natural decline with the acquisition of mature properties with shallower decline rates, with the drilling of new wells and by investigating new areas of activity. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet this criteria.

Current Properties and Prospects

                We acquire, drill for, produce and sell natural gas, natural gas liquids and crude oil currently from two main locations, the Wilcox trend in Starr and Colorado counties, Texas and an emerging resource (Diatomite) trend in Santa Barbara County of California.

                We achieve production and reserve growth primarily through the drill bit by acquiring from other operators (or internally generating) drilling prospects followed by exploration and development activities.

Garwood Field Prospect, Colorado County, Texas

                The Garwood Field was originally discovered in the mid 1980s by Amerada Hess which drilled three deep wells that were completed in the lower Wilcox sands. The three wells were tested and completed in multiple zones. One well, the Edith Hopkins #1, produced more that 2.5 Bcf of natural gas out of the lower Wilcox 10 sand, without the aid of fracture stimulation. Amerada Hess reported that it did not fracture stimulate any of the produced or tested zones and ultimately left the project due to low natural gas prices at the time. We acquired the project leases based on the Amerada Hess data and results, with the objective being to revisit the known productive intervals utilizing up-to-date logging tools, completion techniques and modern fracing techniques. We also have data and well logs which we developed from the two wells we drilled on the prospect.

The property is made up of 1,650 acres and we own a 100% working interest in approximately 700 acres of the project, and a 100% working interest before payout on the balance of the acreage, with an after payout interest of 68%. Our first well, the Pintail #1 (drilled to 10,500 feet), was successfully drilled on this project. This well paid out our investment in 18 months and continues to produce from the upper Wilcox horizons.

We drilled a second well in the Pintail Flats (to 16,500 feet) which logged nine productive lower Wilcox horizons and 12 productive upper Wilcox zones. This well has confirmed over 200 feet of net pay, but the well’s performance has been restricted due to mechanical problems during the completion. We expect a re-completion of this well will be undertaken in the near future as well as possibly drilling a shallow (twin) well to accelerate cash flow by exploiting the upper Wilcox potential.

Total net proved reserves for the Garwood Prospect at December 31, 2007, were 486,880 Mcf of gas and 9,970 barrels of oil.

Bob West South Prospect, Starr County, Texas

We have 1,100 acres leased, south and east of the Bob West Field that has produced for others more than 800 Bcf of natural gas since the late 1990s.

Our prospect is set up by a well that was completed and produced from the lower Wilcox 21 sand in the mid 1980s. The Huffco Hinojosa #1 produced without fracture stimulation for a period of five years and was ultimately abandoned due to corporate capital restraints and low gas market prices. Our own research indicates this well may have economically recoverable gas from the lower Wilcox horizons. Assuming financing is available to us, our first location will be up-dip approximately 600 feet to this well and in the same productive fault block. We have a 100% working interest in the project and expect to begin drilling the first well in the second quarter of 2008. We are seeking new leases in the area but have not entered into any agreements, written or oral, in connection therewith.

Orcutt and Casmalia Prospects, Santa Barbara County, California (High impact resource)

On December 13, 2008, we entered into a participation agreement with Santa Maria Pacific, L.L.C. (“SMP”), the operator, to acquire up to a total of a 20% working interest in the Orcutt and Casmalia prospects in Santa Barbara County, California. We currently own a 4.0% working interest and hold options to purchase an aggregate of an additional 16.0% interest for approximately $34 million. The next option payment of $8.0 million is due on April 1, 2008 and if met will increase our working interest ownership to 10%. We can give no assurance that we can raise the funds necessary to purchase the additional working interests.

We believe there may be substantial reserves of oil in place in the Opal A (diatomite) formation located on the Orcutt and NW Casmalia prospects. Over the last 100 years, the diatomite has been drilled through to get to the deeper Monterey productive intervals. The Monterey has continuously produced since discovery on the Orcutt Property in 1903. Diatomite has also produced minimally on this property. We believe that full development of this resource may now be possible due to technology advancements in diatomite drilling.

Diatomite is a shallow formation, from the surface down to 2,000 feet, with porosity ranging from 50-70% and oil saturations in excess of 50%. The major energy companies began cyclic steaming of this resource approximately 60 miles to the east in Kern County, California eight years ago and we believe that third party production from the diatomite now exceeds 100,000 barrels of oil per day.

SMP’s operational team consists of several former employees of the major energy companies that have been using cyclic steam technology to produce the diatomite in Kern County. With technology advances and what we believe to be the operational capabilities of SMP utilizing the techniques used by the major energy companies in Kern County, it is anticipated that, with cyclic steaming, 20-25% of the oil in the diatomite may be recoverable. Additional advancements in technology, along with the deployment of line-drive steam processes following cyclic steaming, may improve recovery factors for this resource.

With respect to the Orcutt prospect, SMP has 4,000 gross acres under lease with current production from some 70 wells in the Monterey formation.  The Monterey has been producing on these leases for over 100 years. In NW Casmalia, SMP has 8,000 gross acres under lease. NW Casmalia’s oil saturated diatomite resource has been documented for decades. At one point the Diatomite was being mined for its oil during the 1920’s. There were approximately 30 cores that were drilled in the late 1970’s and early 1980’s to help determine oil potential as a mining project (mining permits were never issued). SMP has drilled 16 wells to date 13 of which are currently undergoing completion analysis.

Management believes that with the 4.0% interest that we own and the option to acquire up to another 16.0% of  interests,  this prospect offers us our largest potential for growth in the future.

Employees

As of March 7, 2008, we had five full time employees.

ITEM 1A.       RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before purchasing any shares of our common stock. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties may also adversely impair our business operations. If any of the events described in the risk factors below actually occurs, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you could lose all or part of the money you paid to buy shares of our common stock.

Risks related to our company and the oil and natural gas industry

We have a history of operating losses and we may have losses in the future.

As of December 31, 2007, as set forth in the REP financial statements, we had an accumulated deficit of $ 35,486,805, a negative net worth of $ 3,998,827 and insufficient working capital to fund most of our planned development including the options to purchase the remaining SMP working interests and most of our other exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants indicated, in their March 31, 2008 report on our December 31, 2007 financial statements that there is substantial doubt about our ability to continue as a going concern if we are unsuccessful in raising additional capital.

We will require significant additional capital specifically to develop our Santa Barbara County properties.

At December 31, we held a 3.333% working interest in a group of oil and gas properties being developed in Santa Barbara County, California by Santa Maria Pacific, L.L.C. (“SMP”). We acquired an additional .667% working interest on February 29, 2008 when we exercised the first of several options to acquire up to 16.667% working interest in SMP’s Santa Barbara properties for approximately $35 million. We paid $1 million for this additional .667% working interest. The next option payment of $8,000,000 is due on April 1, 2008 and will increase our working interest to 10%.  In the event we are unable to raise the necessary funds, we will be unable to acquire the additional SMP working interests in Santa Barbara County.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas are expected by many to decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

•                  changes in global supply and demand for oil and natural gas;

•                  actions by the Organization of Petroleum Exporting Countries, or OPEC;

•                  prices and quantities of imports of foreign oil and natural gas in Canada and the U.S.;

•                  political conditions, including embargoes, which affect other oil-producing activities;

•                  levels of global oil and natural gas exploration and production activity;

•                  levels of global oil and natural gas inventories;

•                  weather conditions affecting energy consumption;

•                  technological advances affecting energy consumption; and

•                  prices and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may reduce our earnings, cash flow and working capital.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could substantially increase our costs and reduce our profitability.

Oil and natural gas exploration is subject to numerous risks beyond our control; including the risk that drilling will not result in any commercially viable oil or natural gas reserves. Our decisions to develop or otherwise exploit prospects or properties will depend in part on the evaluation of data obtained through geophysical and geological analyses, production data and engineering studies, the results of which are often inconclusive or subject to varying interpretations. Failure to successfully discover oil or natural gas resources will increase our costs, decrease our revenue and decrease our profitability.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Our cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

•                  delays imposed by or resulting from compliance with regulatory requirements;

•                  pressure or irregularities in geological formations;

•                  shortages of or delays in obtaining equipment and qualified personnel;

•                  equipment failures or accidents;

•                  adverse weather conditions;

•                  reductions in oil and natural gas prices;

•                  land title problems; and

•                  limitations in the market for oil and natural gas.

Our insurance coverage does not cover all risks and we may incur substantial losses and be subject to substantial liability claims as a result of our oil and natural gas operations.

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

•                  environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;

•                  abnormally pressured formations;

•                  mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;

•                  fires and explosions;

•                  personal injuries and death; and

•                  natural disasters.

Any of these risks could adversely affect our ability to operate or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event that is not fully covered by insurance occurs, it could adversely affect us.

Market conditions or operational impediments may hinder our access to oil and natural gas markets or delay our production.

Market conditions or the unavailability of satisfactory oil and natural gas transportation arrangements may hinder our access to oil and natural gas markets or delay our production. The availability of a ready market for our future oil and natural gas production will depend on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production will depend in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could require us to shut-in wells for a lack of a market or because of inadequacy or unavailability of natural gas pipeline or gathering system capacity. If that were to occur, we would be unable to realize revenue from those wells until production arrangements were made to deliver our production to market. We presently have no contracts with operators of gathering systems, pipelines or processing facilities with respect to our exploration prospects.

We depend on our executive officers for critical management decisions and industry contacts. We have no employment agreements with or key person insurance covering these individuals and therefore the loss of their services would be costly to us.

We are dependent upon the continued services of our executive officers. We do not have employment agreements with these individuals and do not carry key person insurance on their lives. The loss of the services of any of our executive officers, through incapacity or otherwise, would be costly to us and would require us to seek and retain other qualified personnel.

We are subject to complex laws that can affect the cost, manner and feasibility of doing business thereby increasing our costs and reducing our profitability.

Development, production and sale of oil and natural gas are subject to extensive federal, state, provincial, local and international laws and regulations. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

•                  discharge permits for drilling operations;

•                  drilling bonds;

•                  reports concerning operations;

•                  spacing of wells;

•                  unitization and pooling of properties; and

•                  taxation.

Under these laws, we could be liable for personal injuries, property damage and other damages. Failure to comply with these laws may also result in the suspension or termination of our operations and subject us to administrative, civil and criminal penalties. Moreover, these laws could change in ways that substantially increase our costs of doing business. Any such liabilities, penalties, suspensions, terminations or regulatory changes could adversely affect our financial condition and results of operations.

We may incur substantial liabilities in order to comply with environmental laws and regulations.

Oil and natural gas operations are subject to stringent federal, state, provincial, local and international laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

•                  require acquisition of a permit before drilling commences;

•                  restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;

•                  limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

•                  impose substantial liabilities for pollution resulting from our operations.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, incurrence of investigatory or remedial obligations, or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse effect on our results of operations, competitive position, or financial condition. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release of such materials or if our operations were standard in the industry at the time they were performed.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oilfield services could adversely affect our ability to execute our plans on a timely basis and within our budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our development operations, which could have a material adverse affect on our financial condition and results of operations.

Competition in the oil and natural gas industry is intense, which may increase our costs and reduce our profitability.

We operate in a highly competitive environment for prospects suitable for exploration, marketing of oil and natural gas and securing the services of trained personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we operate. Those companies may be able to pay more for prospective oil and natural gas properties and prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial or personnel resources permit. In order for us to compete with these companies, we may have to increase the amounts we pay for prospects, thereby reducing our profitability.

We may not be able to compete successfully in acquiring prospective reserves, developing reserves, marketing oil and natural gas, attracting and retaining quality personnel and raising additional capital, which would reduce our revenue and any profitability.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. Our inability to compete successfully in these areas could have a material adverse affect on our business by reducing our revenue and any profitability.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying values of our oil and natural gas properties, potentially triggering earlier-than-anticipated repayments of any outstanding debt obligations and negatively impacting the trading value of our securities.

Accounting rules require that we review periodically the carrying value of our oil and natural gas properties for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas properties.  A write-down would constitute a non-cash charge to earnings. It is likely that the effect of such a write-down could also negatively impact the trading price of our securities. We account for our oil and gas properties using the successful efforts method of accounting. Under this method, all development costs and acquisition costs of proved properties are capitalized and amortized on a units-of-production basis over the remaining life of proved developed reserves and proved reserves, respectively. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful. We evaluate impairment of our proved oil and gas properties whenever events or changes in circumstances indicate an asset’s carrying amount may not be recoverable. The risk that the company will be required to write down the carrying value of its oil and natural gas properties increases when oil and gas prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues.

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.

The process of estimating oil and natural gas reserves is complex. It requires interpretations of available technical data and many assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of our reported reserves. In order to prepare our estimates, we must project production rates and the timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data. The extent, quality and reliability of this data can vary. The process also requires that economic assumptions be made about matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise. Actual future production, oil and natural gas prices received, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. Any significant variance could materially affect the estimated quantities and present value of our reported reserves. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

Prospects that we decide to drill may not yield oil or natural gas in commercially viable quantities.

Our drilling prospects are in various stages of evaluation. There is no way to predict in advance of drilling and testing whether any particular drilling prospect will yield oil or natural gas in sufficient quantities to recover drilling and completion costs or to be economically viable. The use of seismic data and other technologies and the study of producing fields in the same area will not enable us to know conclusively prior to drilling whether oil or natural gas will be present or, if present, whether oil or natural gas will be present in commercial quantities. We cannot assure you that the analogies we draw from available data from other wells, more fully explored prospects or producing fields will be applicable to our drilling prospects. The near-term focus of our development activities will be concentrated in three core asset areas, which exposes us to risks associated with prospect concentration. The relative concentration of our near-term activities in three core asset areas means that any impairments or material reductions in the expected size of the reserves attributable to our wells, any material harm to the producing reservoirs or associated surface facilities from which these wells produce or any significant governmental regulation with respect to any of these fields, including curtailment of production or interruption of transportation of production, could have a material adverse affect on our financial condition and results of operations.

We cannot control activities on properties that we do not operate and are unable to ensure their proper operation and profitability.

We do not currently operate the SMP or the Garwood Field properties in which we own an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s: timing and amount of capital expenditures; expertise and financial resources; inclusion of other participants in drilling wells; and use of technology. In addition, the financial condition of our operators could negatively impact the operation of our properties and our ability to collect revenues from operations. In the event that an operator of our properties experiences financial difficulties, this may negatively impact our ability to receive payments for our share of net production that we are entitled to under our contractual arrangements with such operator. While we seek to minimize such risk by structuring our contractual arrangements to provide for production revenue payments to be made directly to us by first purchasers of the hydrocarbons, there can be no assurances that we can do so in all situations covering our non-operated properties.

The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.

The marketability of our natural gas production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short term transportation agreements. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, due to maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such markets, systems or pipelines.

Our operations may cause us to incur substantial liabilities for failure to comply with environmental laws and regulations.

Our oil and natural gas operations are subject to stringent federal, state and local laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit or other authorizations before drilling commences, restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities, require permitting or authorization for release of pollutants into the environment, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands, areas inhabited by endangered or threatened species, and other protected areas, and impose substantial liabilities for pollution resulting from historical and current operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, incurrence of investigatory or remedial obligations or the imposition of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to maintain compliance, and may otherwise have a material adverse affect on our results of operations, competitive position or financial condition as well as on the industry in general. Under these environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or if our operations were standard in the industry at the time they were performed.

We anticipate having substantial capital requirements that, if not met, would reduce our operations.

We anticipate we will experience continued substantial capital needs as a result of our planned development and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing on acceptable terms in the future. Without adequate capital resources, we may be forced to limit our planned oil and natural gas acquisition and development activities and thereby adversely affect the recoverability and ultimate value of our oil and natural gas properties. This, in turn, would negatively affect our business, financial condition and results of operations.

We depend on successful exploration, development and acquisitions to maintain revenue in the future.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent that we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. Additionally, the business of exploring for, developing, or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. In addition, we may be required to find partners for any future exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

Our identified drilling locations are scheduled to drill over several years, making them susceptible to uncertainties that could materially alter the occurrence or timing of our drilling operations.

Our management has specifically identified and preliminarily scheduled drilling locations as an estimation of our future multi-year drilling activities on our existing acreage. These scheduled drilling locations represent a significant component of our growth strategy. Our ability to drill and develop these locations depends on a number of uncertainties, including oil and natural gas prices, the availability of capital, costs, drilling results, regulatory approvals and other factors. Because of these uncertainties, we do not know if the potential drilling locations we have identified will ever be drilled or if we will be able to produce oil or natural gas from these or any other potential drilling locations. As such, our actual drilling activities may materially differ from those presently identified, which could adversely affect our business by delaying our drilling operations.

Risks Relating to Our Securities

Insiders have substantial control over us, and they could delay or prevent a change in our corporate control even if our other stockholders wanted it to occur.

Our executive officers, directors  and 10% or greater stockholders own 11,828,113 shares of our common stock or approximately 19% of our outstanding common stock as of March 7, 2008. Accordingly, these individuals may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

If we fail to remain current on our reporting requirements, we could be removed from the Over-the-Counter Electronic Bulletin Board (“OTCBB”) which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCBB must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. If we fail to remain current on our reporting requirements, we could be removed from the OTCBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCBB, which may have an adverse material effect on our company.

The market for our common stock is subject to the penny stock regulations and restrictions, which could impair liquidity and make trading difficult.

SEC Rule 15g-9, as amended, establishes the definition of a “penny stock” as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stock for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stock and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.   To approve a person’s account for transactions in penny stock, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stock are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stock.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•                  The basis on which the broker or dealer made the suitability determination, and

•                  That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling stockholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules for the foreseeable future and our stockholders will, in all likelihood, find it difficult to sell their securities.

The market for penny stock has experienced numerous frauds and abuses which could adversely impact investors in our stock.

OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

Patterns of fraud and abuse include:

•                  Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•                  Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•                  “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•                  Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•                  Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

In the event that we raise additional capital through the issuance of equity securities, or securities exercisable for or convertible into our equity securities, our stockholders could experience substantial dilution.

If we raise additional capital by issuing equity securities or convertible debt securities, our existing stockholders may incur substantial dilution. Further, any shares so issued may have rights, preferences and privileges superior to the rights, preferences and privileges of our outstanding common stock.

The market price of our common stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for OTCBB quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as changes in financial estimates by industry and securities analysts, announcements made by our competitors or sales of our common stock. These factors may materially adversely affect the market price of our common stock, regardless of our performance.

In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future, so any return on investment may be limited to the value of our stock. We plan to retain any future earnings to finance growth.

Future sales of our common stock may depress our stock price.

Sales of a substantial number of shares of our common stock by significant stockholders into the public market could cause a decrease in the market price of our common stock.

ITEM 2.          DESCRIPTION OF PROPERTY

                We occupy 6,761 square feet of office space for our corporate headquarters, located at 10375 Richmond, Suite 2100, Houston, TX 77042. The office space is provided to us pursuant to an Administrative Services Agreement we entered into with 4R Oil and Gas, LLC (“4R”), the former General Partner of REP and a company managed by Rocky V. Emery, our Chief Executive Officer and a director. Under the terms of the agreement, 4R provided the office space to us along with administrative support services in exchange for a monthly fee paid to 4R of up to $165,000. For the years ended December 31, 2007 and December 31, 2006, we paid 4R $874,304 and $922,588, respectively.

ITEM 3.          LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of stockholders held on February 14, 2008, effective February 19, 2008, we reverse split our common stock on the basis of one share for each eight shares outstanding and changed our name to Rock Energy Resources, Inc.

Details relating to the above matters were set forth in our Proxy Statement dated January 30, 2008. All of our shareholders of record as of the close of business on January 28, 2008 were entitled to notice of and to vote at such meeting.

PART II

ITEM 5.          MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTCBB under the symbol “RCKE” since February 19, 2008.  Previously, for over two years, it traded under the symbol “HVGO”.  The following table shows the high and low closing sale prices per share for our common stock for each quarter in the years ended December 31, 2006 and 2007. The prices reflect (i) our February 19, 2008 one share for eight shares reverse stock split, (ii) inter-dealer prices without regard to retail mark-ups, markdowns, or commissions, but do not necessarily reflect actual transactions.

	2006		2007
	Low	High	Low	High
First Quarter	$0.24	$1.04	$1.04	$1.44
Second Quarter	$0.88	$5.20	$1.04	$1.36
Third Quarter	$2.40	$4.64	$0.88	$1.28
Fourth Quarter	$1.68	$3.20	$0.88	$1.20

We have not paid any cash dividends, and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

As of March 7, 2007, we had approximately 1,000 stockholders of record.

ITEM 6.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis which is limited to the financial statements of Hanover, including the notes thereto all as contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Item 1A. Risk Factors”and other factors discussed elsewhere in this report.

The financial statements of  REP and management’s discussion and analysis of these financial statements have been included in a current report on Form 8K filed simultaneously with this report.

General

Certain matters discussed are forward-looking statements that involve risks and uncertainties including changing market conditions and the regulatory environment and other risks. Actual results may differ materially from those projected. These forward-looking statements represent the Company’s judgment as of the date of this filing. The Company disclaims, however, any intent or obligation to update these forward-looking statements.

Plan of Operation

On January 2, 2008 we purchased all of the assets of Rock Energy Partners L.P. (“REP”), a Delaware limited partnership, which has been engaged in the exploration for oil and gas since April 2004, in exchange for 54,374,849 shares of our common stock. In addition, we issued 3,746,517 shares to two consultants who assisted us in the transaction, and paid a cash consulting fee of $625,000.

Upon the consummation of the Purchase Agreement (“Agreement”), our present management and shareholders were no longer in control of the Company. The securities were issued in reliance upon on exemption from registration under applicable federal and state securities laws. Our shareholders hold a substantially lesser percentage ownership interest following the closing of the Agreement and the Agreement had a significant dilutive effect on the percentage of shares held by our previous shareholders.

As a result of the Agreement our plan of operations became the plan of operations of REP. A discussion of our plan of operations, along with a discussion and analysis of REP’s financial statements and results of operations have been included in a current report on Form 8K filed simultaneously with this report.

ITEM 7.          FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Hanover Gold Company, Inc.

Houston, TX

We have audited the accompanying balance sheet of Hanover Gold Company, Inc. as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of Hanover Gold Company, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hanover Gold Company, Inc. as of December 31, 2007 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

March 31, 2008

HANOVER GOLD COMPANY, INC.

Balance Sheets

December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash	$623,789	$324,324
Prepaid expenses	11,917	—
Total current assets	635,706	324,324

Mineral properties	—	400,000
Total assets	$635,706	$724,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,361	$3,969
Total current liabilities	7,361	3,969

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value; 2,000,000 shares authorized; no shares outstanding
Common stock, $0.0001 par value; 62,500,000 shares authorized, 4,378,634 and 4,282,722 shares issued and outstanding, respectively	438	428
Additional paid-in capital	27,768,029	27,683,636
Accumulated deficit	(27,140,122)	(26,963,709)
Total stockholders’ equity	628,345	720,355
Total liabilities and stockholders’ equity	$635,706	$724,324

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.

Statements of Operations

For the Years Ended December 31, 2007 and 2006

	2007	2006
Operating expenses:
Legal and accounting	$69,067	$60,226
Directors’ compensation	21,903	—
Consulting fees	71,500	—
General and administrative	28,969	10,228
Operating loss	191,439	70,454

Other (income):
Interest income	(15,026)	(4,065)
Total other (income)	(15,026)	(4,065)

Net loss	$(176,413)	$(66,389)

Net loss per common share-basic	$(0.04)	$(0.02)

Weighted average number of common shares outstanding-basic	4,333,237	3,392,955

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional
	Issued		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2005	2,471,472	247	27,356,202	(26,897,320)	459,129
Issuance of shares for cash:
Private placement sales	1,750,000	175	302,940		303,115
Exercise of warrants	61,250	6	24,494		24,500
Net loss				(66,389)	(66,389)
Balances, December 31, 2006	4,282,722	428	27,683,636	(26,963,709)	720,355
Issuance of shares for:
Directors’ fees	14,662	2	12,901		12,903
Consulting fees	81,250	8	71,492		71,500
Net loss				(176,413)	(176,413)
Balances, December 31, 2007	4,378,634	$438	$27,768,029	$(27,140,122)	$628,345

The accompanying notes are an integral part of these financial statements.

HANOVER GOLD COMPANY, INC.

Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(176,413)	$(66,389)
Adjustments to reconcile net loss to net cash used by operating activities:
Issuance of shares for consulting fees	71,500	—
Issuance of shares for directors’ fees	12,903	—
Change in:		—
Prepaid insurance	(11,917)	—
Accounts payable	3,392	(1,334)
Accrued interest payable	—	(1,438)
Net cash used by operating activities	(100,535)	(69,161)

Cash flows from investing activities:
Proceeds from sale of mineral property	400,000	—
Net cash provided by investing activities	400,000	—

Cash flows from financing activities:
Proceeds from sale of common stock in private placement	—	303,115
Proceeds from exercise of warrants	—	24,500
Net cash provided (used) by financing activities	—	327,615

Net increase in cash	299,465	258,454
Cash, beginning of period	324,324	65,870
Cash, end of period	$623,789	$324,324

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$—	$1,438

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

Reverse Stock Split

Effective February 19, 2008,  the Company effected an 8 for 1 reverse stock split.  All share and per share amounts in this filing have been adjusted as if the stock split occurred on the first day of the first period presented.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued:

Recent Accounting Pronouncements, continued:

In July 2006, the FASB issued FASB interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The company adopted FIN 48 in 2007.  The adoption did not have a material impact on its financial statements.

For fiscal years beginning after September 15, 2006, the FASB issued SFAS. 155, “Accounting for Certain Hybrid Financial Instruments,” which establishes the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for hybrid instruments that contain an embedded derivative. This statement allows the Company to irrevocably elect to measure a hybrid instrument at fair value, so long as that instrument is not designated as a hedging instrument. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.

NOTE 3 — MINERAL PROPERTIES:

The Company’s mineral properties consisted of various patented and unpatented lode mining claims and leasehold mining interests in Madison County, Montana.  The claims are located principally in the Virginia City Mining District and near the towns of Pony and Norris, Montana.

In June 2006, the Company entered into an agreement to sell its remaining mineral claims located in Montana. The sale was completed in early 2007 and the Company received proceeds of $400,000. No gain or loss was recognized on the sale.

NOTE 4 - ENVIRONMENTAL MATTERS

The Company had owned mineral property interests on public and private lands in Montana, on which it has explored for commercial mineral deposits. The Company and its properties were subject to a variety of federal and state regulations governing land use and environmental matters. In the past, the Company had been subject to potential risks and liabilities associated with environmental compliance and the disposal of waste rock and materials that could occur as a result of mineral exploration on both public and private lands in Montana. A preliminary environmental assessment review revealed evidence of recognized environmental conditions that would suggest a past release, or a material threat of a release of contaminants into the ground, surface water, or ground water at our claims. Management believes it has been in substantial compliance with all such regulations, and is unaware of any pending action or proceeding relating to regulatory matters that would affect the financial position of the Company. We have not accrued any amount for potential environmental remediation costs because we are currently unable to estimate our liability.  In addition, we have not been notified by any private or public agency of any required cleanup.

NOTE 5 — INCOME TAXES

The Company did not record an income tax provision for the years ended December 31, 2007 or 2006, as it had no taxable income. At December 31, 2007, the Company had federal net operating loss carryforwards available for income tax purposes of approximately $20,342,000, which will expire through 2027, and associated deferred tax assets of approximately $6,917,000. The deferred tax asset was calculated assuming a 34% marginal tax rate, and has been fully reserved for, as management believes it is more likely than not that the deferred tax assets will not be utilized.

At December 31, 2007, the Company’s net operating loss carry forwards will expire as follows:

	Net Operating		Net Operating
	Loss		Loss
Year	Carryforwards	Year	Carryforwards
2010	$38,000	2020	150,000
2011	139,000	2021	250,000
2012	485,000	2022	76,000
2013	560,000	2023	40,000
2014	1,380,000	2024	65,000
2015	1,535,000	2025	25,000
2016	1,240,000	2026	67,000
2017	1,000,000	2027	92,000
2018	12,900,000	Total	20,342,000
2019	300,000

NOTE 6 - STOCKHOLDERS’ EQUITY

Stock Option Plans

The 1998 Equity Incentive Plan was adopted to aid the Company in maintaining and developing a management team and attracting qualified officers and employees, and authorized 250,000 options that could be issued pursuant to its terms. The 1998 Plan will terminate in May 2009. No further awards may be granted after that date, but options granted under the 1998 Plan shall remain in effect until they have either been exercised or expire. At December 31, 2007 and 2006, 18,750 options were outstanding, at an exercise price of $1.00 per share, and have a remaining contractual life until June 1, 2009.  There was no option activity during 2007 or 2006.

Warrants

During 2006, 61,250 warrants were exercised at an exercise price of $0.40 per share, and no additional warrants have been issued. At December 31, 2007 and 2006, no warrants were outstanding.

Private Placement

In 2006, the Company conducted a private placement offering of 1,750,000 shares of unregistered common stock at $0.20 per share. Proceeds of $350,000 were raised from the sale, less a 10% underwriting fee and attorney fees of $11,885, for net proceeds of $303,115. Additionally, the underwriter, Pennaluna and Company, Inc., exercised 61,250 warrants at $0.40 per share for proceeds of $24,500. The shares were offered and sold to accredited investors pursuant to a Regulation D exemption from the registration requirements of the Securities Act of 1933, as amended.

Shares Issued for Services

In 2007, the Company issued 95,912 shares of common stock valued at $84,403 for services.  The shares were valued using quoted market prices on the date of grant.

NOTE 7 — ASSET PURCHASE AGREEMENT

On December 21, 2007, the Company entered into an Asset Purchase Agreement with Rock Energy Partners L.P. (“REP”), a Delaware limited partnership, which has been engaged in the exploration for oil and gas since April 2004. Pursuant to the terms of the agreement, we will purchase substantially all of the assets of REP, in exchange for 54,374,749 shares of our common stock being issued to REP. In addition, we will issue 3,746,517 common shares to two consultants who assisted us in the transaction and pay a cash consulting fee of $625,000. The transaction is treated as a reverse merger and REP is deemed as the accounting acquirer.

ITEM 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)           On December 27, 2007, DeCoria, Maichel & Teague, P.S. resigned as our independent auditors. The resignation was accepted by our Board of Directors on January 8, 2008. The reports of DeCoria, Maichel & Teague, P.S. dated February 5, 2007 and October 2, 2006 on our balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2005, did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years ended December 31, 2006 and 2005, and in the subsequent interim period, there were no disagreements with DeCoria, Maichel & Teague, P.S. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to their satisfaction would have caused them to make reference to the matter in their report.

We provided DeCoria, Maichel & Teague, P.S. with a copy of this disclosure and DeCoria, Maichel & Teague, P.S. provided us with a letter dated January 9, 2008, stating that it agreed with the above statements.

(b)           Malone & Bailey, P.C. (“MB”) was engaged by us on January 8, 2008 as our principal accountant.

During the fiscal years ended December 31, 2006 and 2005 and through the date hereof, neither we nor anyone on our behalf consulted with MB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor has MB provided to us a written report or oral advice regarding such principles or audit opinion or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(iv) and (v), respectively, of Regulation S-K.

ITEM 8A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

ITEM 8B.       OTHER INFORMATION

Not Applicable.

PART III

ITEM 9.          DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

Name	Age	Position
Rocky V. Emery	44	Chief Executive Officer and Director

Allan J. Smedstad	75	Chief Financial Officer

Tom S. Elliott	63	Chief Operating Officer and Director

William F. Mosley	60	Director

Stephen J. Warner	66	Director

Terrence J. Dunne	59	Director

Daniel McKinney	58	Director

Hobart Teneff	87	Director

Paul E. Fredericks	52	Director

Rocky V. Emery. Mr. Emery founded REP in April 2004 and acted as its Chief Executive Officer until the closing of the Asset Purchase when he also assumed the position of our Chief Executive Officer. From July 2001 to April 2004 he was employed by Wachovia Securities as a Managing Director of its Emery Financial Group, which worked with large companies on stock option plans. Previous to his employment with Wachovia, from 1993 to July 2001, he was a retail stock broker and stock option plan specialist for UBS/Paine Weber. Mr. Emery graduated from the University of Utah with a bachelor of science degree in physiology.

Allan J. Smedstad. Mr. Smedstad has served as the Secretary and Treasurer of REP since April 2004 and as our Chief Financial Officer since January 2008. From 2001 to 2004 he was an oil and gas auditor with BRI Consulting Group, Inc., a privately-held company in Houston, Texas. Mr. Smedstad is Mr. Emery’s father-in-law.

Tom S. Elliott. Mr. Elliott has been an independent business consultant since 2004. From 2001 to 2004 he acted as a senior management advisor (also on a consulting basis) to Texas Independent Exploration, a privately-held oil and gas exploration and development company. From 1999 to 2001 he held a similar position as senior management advisor to Equinox Oil Company, an oil and gas development company. From 1998 to 1999 he was a consultant and senior management advisor to Tri Gas Union Development, also a privately-held oil and gas company. From 1994 to 1998 he was employed by WRT Energy Corporation. Mr. Elliott earned his professional petroleum engineering degree from the Colorado School of Mines.

William F. Mosley, CPA. For the past 20 years, Mr. Mosley has been the president of W. F. Mosley Inc., an independent accounting firm in Houston, TX.  Prior to that time Mr. Mosley was a CPA and  the owner of  the firm of W.F. Mosley & Co. and before that a partner in the CPA firm of Leavitt & Mosley & Co.

Stephen J. Warner. Mr. Warner was a co-founder and has been a partner of Crossbow Ventures, Inc, a private equity firm with over $100 million under management, since 1998.  From 1994 to 1998 he was a consultant to private equity firms and to USAID, evaluating American Enterprise Funds in Eastern Europe.  From 1991 to 1994 he was the Managing Director of Commonwealth Associates, a privately held brokerage firm involved in the financing of emerging growth companies. From 1970 to 1990 he was the President of Merrill Lynch Venture Capital, Inc. a Merrill investment capital fund. He holds a B.S. degree from MIT, an MBA from the Wharton Graduate School of Business and a law degree from Blackstone School of Law (through correspondence courses).

Terrence J. Dunne. Mr. Dunne served as President until his resignation on January 3, 2008 pursuant to our Asset Purchase Agreement with REP, but remains a director. For more than the past five years Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University.

Daniel McKinney. Mr. McKinney was appointed a director in 2006.  Mr. McKinney has been a licensed real estate broker for over 25 years and worked as a vocational rehabilitation consultant in the Inland Northwest since 1980. Since 1989, he has been the owner and managing consultant of Vista Consulting Services Inc., specializing in self-insurance employability evaluations, pension adjudication, negotiated settlements and forensic evaluations & testimony on disability related cases. Mr. McKinney is a Certified Rehabilitation Counselor, a Certified Disability Management Specialist, a Licensed Mental Health Counselor, and is a Board Certified Disability Analyst. He received a BA in Psychology from Eastern Washington University in 1973 and a Master of Education in Guidance and Counseling from Whitworth College in 1977. He has been a principal and developer of commercial and residential real estate projects in Washington, Idaho, and Arizona. In addition, Mr. McKinney is a director and Secretary/Treasurer of Gold Crest Mines, Inc.

Hobart Teneff.  Mr. Teneff was appointed as a director, President and Chief Executive Officer on June 1, 1999. Mr. Teneff resigned as President and CEO in 2004 but remains a director. From 1975 through 1988 Mr. Teneff served as President of Gold Reserve Corporation, and from 1975 through 1994, was also one of its directors. Additionally, he was President, Chief Executive Officer and a director of Pegasus Gold Inc. from 1976 through 1987. Mr. Teneff holds a degree in chemical engineering from Gonzaga University.

Paul E. Fredericks. Mr. Fredericks was appointed as a director in May 2006. From February 2000 through November 2006, he was a director of Nova Oil, Inc. (NVBF.OB), and held positions of Vice President (2000-2002) and President (2002-2006). From January 1985 to present, he has owned and operated  Mineral Logic a company engaged in consulting for mineral exploration and mining companies throughout the western hemisphere and performing GIS development and data compilation to assist with target delineation. From March 1999 to January 1991, he was Senior Geologist and a computer specialist for Western Gold Exploration and Mining Company in Missoula, Montana. Mr. Fredericks received a BS in Geology from Humboldt State University and a Masters in Geology from the University of Texas.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange. In determining whether our directors are independent, however, in the future we will seek to be guided by the rules of the American Stock Exchange. Our Board of Directors may also consult with counsel to ensure that the Board’s determinations are consistent with AMEX rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members. The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the AMEX, which require, among other things, that a majority of a company’s directors be independent.

Indemnification of Directors

Under our bylaws we indemnify a director or officer of our company against liability and  advance the costs of defending any such person against liability, provided (i) the director or officer was acting on our behalf in his official capacity as a director or officer, and (ii) such director or officer conducted himself in good faith and believed his conduct was in, or not opposed to, our best interests (or in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful). We may not indemnify a director or officer, however, if such director or officer is adjudged liable to us, or if the director or officer is adjudged to have derived an improper personal benefit.

Indemnification permitted by these provisions is limited to reasonable expenses incurred in connection with the proceeding upon which liability is predicated, which includes the amount of any such liability actually imposed.

Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All three committees were formed in January 2008.

The Audit Committee is comprised of Mr. Mosley, chairman, and Messrs. McKinney and Dunne.  The Audit Committee oversees our conduct of the financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. .

The Compensation Committee is comprised of Mr. Dunne, chairman, and Messrs. Fredericks and Warner. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of our directors, executive officers and senior management. The Compensation Committee will also be responsible to administer the issuance of stock options or grants under equity incentive plans.

The Nominating and Corporate Governance Committee is comprised of Mr. Warner, chairman, and Messrs. Mosley, Teneff and Fredericks. The Nominating and Corporate Governance Committee recommends the nomination of directors to the full Board and reviews corporate governance compliance matters.

Attendance at Meetings

Each of our directors attended at least 75% of the total number of meetings of the Board including in person and telephonic meetings. We have no formal policy with respect to the attendance of Board members at the annual meeting of shareholders but encourage all directors to attend each annual meeting of shareholders.

Board Charters

The Compensation and Audit Committees have adopted Charters with respect to their governance and operation.

The Board strives to identify and attract director nominees with a variety of experience who have the business background and personal integrity to represent the interests of all shareholders. Although the Board has not established any specific minimum qualifications that must be met by a director nominee, factors considered in evaluating potential candidates include educational achievement, managerial experience, business acumen, financial sophistication, insurance industry expertise and strategic planning and policy-making skills. Depending upon the current needs of the Board, some factors may be weighed more or less heavily than others in the Board’s deliberations. The Board evaluates the suitability of a potential director nominee on the basis of written information concerning the candidate, discussions with persons familiar with the background and character of the candidate and personal interviews with the candidate.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees and is included as our exhibit to this report. We publicize the Code of Ethics through posting the policy on our website at http://www.rockenergypartners.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 10.       EXECUTIVE COMPENSATION

Tom S. Elliott received $180,000 in each of 2007 and 2006. No stock options or stock grants were granted or exercised for the years ended December 31, 2007 and 2006. In 2007, Rocky V. Emery gave 2,200,000 shares to Tom S. Elliott and 200,000 shares to Allan J. Smedstad. None of our officers or directors have been issued any stock grants, stock options or other form of equity compensation.

We currently pay the following annual salaries to our executive officers:

Name	Annual Salary

Rocky V. Emery	$216,000
Tom S. Elliott	$204,000
Allan J. Smedstad	$42,500

Employment Contracts

We have no employment agreements with any of our executive officers or directors.

Director Compensation

Directors are currently paid (i) a quarterly retainer of $6,000, (ii) $1,500 for each Board or committee meeting attended, (iii) $2,500 quarterly for chairmanship of a committee, (iv) $500 for each telephonic board or committee meeting attended, and (v) reimbursement of expenses advanced.

In addition, each director receives 10,000 shares of common stock per year with immediate vesting at the beginning of each fiscal year commencing January 1, 2008. We also granted each director a one time grant for joining our board in the amount of 120,000 shares, vesting pro rata over 4 years.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the record date, by (i) each person who is known by us to own of record or beneficially more than 10% of our Common Stock, (ii) each of our directors and officers and all officers and directors as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members.

Name and Address	Number of Shares	Percent of Class
Rocky V. Emery 2607 Sara Ridge Lane Katy, TX 77450	9,616,345	15.15%

Tom S. Elliott 8023 Oakwood Ct. W. Houston, TX 77040	383,363.60%

William F. Mosley 7505 Shadyvilla Ln. Houston, TX 77055	308,821.49%

Terrence J. Dunne 601 S. Main, Suite 1017 Spokane, WA 99201	278,667.44%

Paul E. Fredericks 1839 Frey Lane Missoula, MT 59808	103,667.16%

Stephen J. Warner 400 N. Flagler Dr.#1601 West Palm Beach, FL 33401	143,762.23%

Name and Address	Number of Shares	Percent of Class
Allan J. Smedstad 22751 Cascade Springs Dr. Katy, TX 77494	702,831	1.11%

Hobart Teneff P.O. Box 30446 Spokane, WA 99223	165,318.26%

Daniel McKinney 607 S. Government Way Spokane, WA 99224	125,339.20%

All officers and directors as a group (9 persons)	11,828,113	18.64%

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an Administrative Services Agreement, REP paid administrative fees (which included office rent) to 4R, REP’s General Partner, which is controlled by Rocky V. Emery, our Chief Executive Officer, in the amounts of $874,304 and $922,588 for the years ended December 31, 2007 and 2006, respectively.

We have not adopted formal policies and procedures for the review, approval or ratification of related party transactions with our executive officers, directors or significant stockholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of the disinterested members of our Board of Directors, or an appropriate committee thereof.

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits and Reports on Form 8-K

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of registrant(1)
10.1	Asset Purchase Agreement between Hanover Gold Company, Inc. and Rock Energy Partners L.P(2)
10.2	Administrative Services Agreement with 4R Oil and Gas, LLC(2)
10.3	Base Working Interest Purchase Agreement with SMP(2)
10.4	Option to Purchase Additional Working Interests with SMP(2)
10.5	Form of Hanover Stockholder Lock-Up Agreement(2)
10.6	Consulting Agreement with Weston Capital Quest Corporation(2)
10.7	Consulting Agreement with Source Capital Group(2)
10.8	Stock Purchase Agreement (Perm Energy Advisers, Inc)
10.9	Registration Rights Agreement (Perm Energy Advisers, Inc)

Exhibit No.	Description
10.10	Voting Agreement (Perm Energy Advisers, Inc)
10.11	Warrant Certificate (Perm Energy Advisers, Inc)
14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Audit Committee Charter
99.2	Compensation Committee Charter

(1)          Filed as an exhibit to the registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.

(2)          Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Malone & Bailey, P.C. as our independent accountants to perform the audit for the year ended December 31, 2007. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Malone & Bailey’s independence.

Audit Fees

The aggregate fees billed by Malone & Bailey, P.C. in 2007 for professional services rendered for the year ended December 31, 2007 were:

Audit Fees	$89,890
Tax Fees	$-0-
Other Fees	$-0-

The aggregate fees billed by DeCoria Maichel & Teague for professional services rendered for the year ended December 31, 2007 were:

Audit Fees	$23,856
Tax Fees	$750
Other Fees	$0

All Other Fees

There were no fees billed by either firm during the last two fiscal years for products and services, other than those services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 31, 2008.

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director

By	/s/ Allan J. Smedstad
Allan J. Smedstad
Chief Financial Officer

By	/s/ Tom S. Elliott
Tom S. Elliott
Chief Operating Officer and Director

By	/s/ William F. Mosley
William F. Mosley
Director

By	/s/ Stephen J. Warren
Stephen J. Warren
Director

By	/s/ Terrence J. Dunne
Terrence J. Dunne
Director

By	/s/ Daniel McKinney
Daniel McKinney
Director

By	/s/ Hobart Teneff
Hobart Teneff
Director

By	/s/ Paul E. Fredericks
Paul E. Fredericks
Director