Form 10KSB/A
period 2007-12-31
Rock Energy Resources, Inc.
filed 2008-04-22
CIK 778165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

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

The Purpose of this 10-KSB/A Amendment is to file a copy of the Consent of the Registrant’s Independent Registered Public Accounting Firm, included as Exhibit 23.1

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 22, 2008.

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer