Form 10-Q
period 2008-03-31
Rock Energy Resources, Inc.
filed 2008-05-15
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Rock Energy Resources, Inc.

(Exact name of small business issuer as specified in its charter)

Washington	0-23022	11-2740461
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification Number)

10375 Richmond, Suite 2100 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 954-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

At March 31, 2008, 71,553,619 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure format (check one):  Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

Rock Energy Resources, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2008	December 31,2007
ASSETS
Current Assets
Cash	$197,276	$211,477
Accounts receivable, trade	61,915	207,502
Accounts receivable, other	22,118	—
Deposit	—	575,000
Prepaid and other assets	60,281	26,300
Total Current Assets	341,590	1,020,279

Oil & Gas Properties, successful efforts accounting
Proved properties, net of accumulated depletion of $9,821,341 and $9,491,889	277,299	564,405
Unproved properties	7,011,014	5,456,814

Property and equipment, net	21,906	9,312
TOTAL ASSETS	$7,651,809	$7,050,810

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$99,205	$180,809
Notes payable-related party	8,830,000	8,830,000
Notes payable	183,150	183,150
Accrued interest	1,763,018	1,500,838
Other accrued liabilities	163,236	—
Total Current Liabilities	11,038,609	10,694,797
Long-Term Liabilities
Asset Retirement Obligation	156,030	154,840
Total Liabilities	11,194,639	10,849,637

Equity
Partners’ capital	—	31,687,978
Common stock: 500,000,000 shares of $.0001 par value authorized; 71,553,619 issued and outstanding	7,155	—
Additional paid in capital	46,805,036	—
Stock subscription receivable	(13,559,498)	—
Accumulated deficit	(36,795,523)	(35,486,805)
Total equity	(3,542,830)	(3,798,827)
TOTAL LIABILITIES AND EQUITY	$7,651,809	$7,050,810

The accompanying notes are an integral part of these consolidated financial statements.

Rock Energy Resources, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the three months ended,
	March 31,	March 31,
	2008	2007

Oil and gas revenues	$81,946	$385,460

Operating expenses:
Lease operating expense	144,543	38,920
Production taxes	3,280	28,078
Exploration expense	—	120,931
Accretion of asset retirement obligation	1,190	—
Impairment and abandonments	30,164	—
Depletion, depreciation and amortization	333,185	1,216,179
General and administrative	788,933	344,773
Total operating expenses	1,301,295	1,748,881

Loss from operations	(1,219,349)	(1,363,421)

Interest expense	(89,369)	(262,065)

Net loss	$(1,308,718)	$(1,625,486)

Earnings per share of common stock/partner unit
Basic and diluted	$(0.02)	$(0.04)

Weighted average shares/units outstanding:
Basic and diluted	60,854,647	42,242,349

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2008

	Limited Partnership		General Partnership
	Contributions		Contributions		Common Stock			Subscription	Accumulated
	Units	Amount	Units	Amount	Shares	Par	APIC	Receivable	Deficit	Total
BALANCE, December 31, 2007	170,204,227	$31,687,968	100	$10	—	$—	$—	$—	$(35,486,805)	$(3,798,827)

Common stock issued for partnership units	(170,204,227)	(31,687,968)	(100)	(10)	54,374,849	5,437	31,682,541	—	—	—

Shareholders prior to reverse merger	—	—	—	—	4,378,634	438	(438)	—	—	—

Common stock issued to placement agent for reverse merger	—	—	—	—	3,746,517	375	(375)	—	—	—

Fees paid to placement agent for reverse merger	—	—	—	—	—	—	(575,000)	—	—	(575,000)

Net assets acquired in reverse merger	—	—	—	—	—	—	628,345	—	—	628,345

Common stock issued for cash	—	—	—	—	9,053,619	905	15,195,843	(13,559,498)	—	1,637,250

Fees paid to placement agent for stock for cash transactions	—	—	—	—	—	—	(125,880)	—	—	(125,880)

Net loss									(1,308,718)	(1,308,718)
BALANCE, March 31, 2008	—	$—	—	$—	71,553,619	$7,155	$46,805,036	$(13,559,498)	$(36,795,523)	$(3,542,830)

Rock Energy Resources, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,308,718)	$(1,625,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion & amortization	333,185	1,216,179
Impairment of unproved oil and gas properties	30,164	—
Accretion expense	1,190	—
Partnership units issued for services	—	127,500
Changes in working capital:
Accounts receivable	123,469	8,480
Prepaid expenses and other assets	(22,064)	1,291
Accounts payable and accrued liabilities	162,488	290,110
Accounts payable-related party	—	(42,445)
Net cash used in operating activities	(680,286)	(24,371)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(1,452,747)	—
Cash acquired in reverse merger	623,789	—
Purchase of fixed assets	(16,327)	—
Net cash used in investing activities	(845,285)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	1,511,370	—
Borrowings on debt	—	25,000
Net cash provided by financing activities	1,511,370	25,000

Net increase(decrease) in cash and cash equivalents	(14,201)	629
Cash and cash equivalents at beginning of period	211,477	679
Cash and cash equivalents at end of period	$197,276	$1,308

Supplemental disclosures:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Exchange of common stock for partnership units	$31,687,978	$—
Shareholders prior to reverse merger	438	—
Common stock issued to placement agent for reverse merger	375	—
Fees paid to placement agent for reverse merger	575,000	—
Net assets acquired in reverse merger	4,566	—
Capitalized interest	173,963	—

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.        BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Rock Energy Resources, Inc. (“Rock”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rock’s 2007 Report filed with the SEC on Form 8-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 8-K have been omitted.

On January 3, 2008, the Company completed a reverse merger with Hanover Gold Company, Inc. (Hanover) a Delaware Corporation, which was an inactive public shell company. Pursuant to the terms of the agreement, Hanover agreed to purchase all the assets of Rock in exchange for 54,374,749 shares of the common stock of Hanover. In addition, Hanover issued 3,746,517 common shares to two consultants who assisted with the transaction and paid a cash consulting fee of $625,000. The entire transaction fee was charged directly to equity as the cash received in the merger exceeded the amount of the fee. In a reverse merger, the acquired company (Rock) is deemed to be the acquirer for accounting purposes. Prior to the reverse merger, the Company was classified as a partnership. The assets and liabilities of Hanover were recorded, as of completion of the merger, at  fair value, which is considered to approximate historical cost, and added to those of Rock.

Principles of consolidation – During 2007, the consolidated financial statements included the accounts of Rock Energy Partners, LP (REP) and its majority-owned subsidiary Rock Energy Partners Operating LP, (REPO) for which REP possessed the right to participate in significant management decisions. 4R Oil and Gas L.L.C. was the general partner of both REP and REPO and held a  0.01% interest in REPO. REP used proportionate consolidation to account for its interest in REPO. As a result, substantially all of REPO’s accounts are reflected in the consolidated financial statements of REP. Significant intercompany balances and transactions have been eliminated in consolidation.

After the reverse merger in 2008, all partnership interests were exchanged for shares of common stock of Rock Energy Resources, Inc. Rock no longer has a subsidiary and is a single entity.

2.        Income Taxes

Prior to January 3, 2008, the company was a partnership and accordingly did not record an income tax provision for periods prior to this date as all items of income and expense were allocated to the partners on the basis of partnership ownership.In the first quarter of 2008 we incurred a pre-tax loss of $1,308,718 and because we have never reported a profit from operations we did not reflect a tax benefit for the future use of this operating loss to offset future operating income.

3.        Common Stock Warrants and Options

At December 31, 2007 the Company had 733,125 employee options outstanding (adjusted for the one for eight reverse split) at an average exercise price of $.80. In conjunction with the reverse merger these options were cancelled.

In the first quarter of 2008, in conjunction with a private offering of unregistered shares the Company agreed to issue a common stock warrant for every five shares of company stock subscribed. We sold 963,402 shares and issued 192,697 common stock warrants exercisable at $1.68 for 3 years. Also, in conjunction with this offering and pursuant to an agreement, we  paid the Source Capital Group $125,880 and issued  510,000 common stock warrants exercisable at $.48 for five years for their assistance in handling this offering. On March 31, 2008, we entered into a stock purchase agreement with Perm Energy Group, I, LP (Perm) whereby they agreed to acquire up to a 30% equity ownership interest in Rock for $40 million. We are required to register the shares issued to Perm and they will receive common stock warrants on a 1 warrant per 5 shares purchased at an exercise price equivalent to the price paid for the common shares, exercisable for 5 years from September 30, 2008. At March 31, 2008, they had subscribed to 8,071,130 shares with options of 1,614,226 shares at an average price of $1.68 per share.

The total warrants outstanding at March 31, 2008 were 2,316,923 at a weighted average contractual term of 5.2 years and an aggregate intrinsic value of $7,121,588.

4.     Going Concern

As shown in the accompanying financial statements, we incurred a net loss for the first quarter of 2008 of $1,308,718 and had an accumulated deficit at March 31, 2008 of $36,795,523. In addition we incurred net losses as reported in our form 8-K for 2007 and 2006. These conditions raise substantial doubt as to our ability to continue as a going concern. Management continues to raise additional capital through the sale of common stock but no assurance can be given that they will be successful in raising enough capital to completely fund the operating and capital spending budget requirements.

5.     Stockholders’ Equity

The Company sold 982,150 shares of its common stock in the first quarter of 2008 for $1,511,370 net of offering costs of $125,880. In additions, we recorded a subscription receivable of $13,559,498 for the 8,071,130 shares issued to Perm under the stock purchase agreement described above.

6.     Related Party Transactions

In the first quarter of 2008 and 2007 the company was billed for certain administrative support costs by the general partner of the partnership for which our Chief Executive Officer was the managing partner. These costs totaled $191,055 in the first quarter of 2007 and included payroll, rent, and various other office and administrative expenses of the partnership. In 2008, we reimbursed 4R Oil and Gas LLC, the former general partner, only for office rent. The total amount reimbursed in 2008 was $27,038 through March 31.

7.     Subsequent Events

Subsequent to March 31, 2008 our Chief Executive Officer advanced $500,000 (net of repayments) to the Company to enable us to meet certain option payments due under the agreement with Santa Maria Pacific (SMP) for the acquisition of additional working interest in their Orcutt Field. In April and May 2008 we paid SMP $1,822,000 and increased our ownership interest to approximately 4.54%.

ITEM 2:  Management’s Discussion and Analysis or Plan of Operation

The following review of operations for the three months ended March 31, 2008 and 2007 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Form 8K for the year ended December 31, 2007.

Overview

Rock Energy Resources (the Company) is an independent oil and natural gas company engaged in the acquisition, exploration, development and production of oil and natural gas properties located principally in South Texas and in Santa Barbara County, California.

On January 3, 2008 we completed a reverse merger into Hanover Gold Company Inc (Hanover), an inactive publicly traded company. In conjunction with the reverse merger, Hanover issued 54,374,849 shares of Hanover Gold Company Inc. in exchange for 100% of the outstanding units of the Partnership. In February 2008, we changed our name to Rock Energy Resources, Inc. and completed a one share for eight shares reverse stock split in order to reduce the number of shares outstanding.

During the first quarter of 2008, we have raised $1,511,370, net of offering costs of $125,880 from the sale of 982,152 shares in a private equity transaction and recorded a subscription receivable from Perm Energy Advisors, Inc. (Perm) for $13,559,498 for the acquisition of 8,071,130 shares. This receivable will be collected when the shares become registered.

In the first three months of 2008, our natural gas production was 7,163 thousand cubic feet (mcf) and 455 barrels of oil compared to 56,113 mcf and 731 barrels of condensate in the first quarter of 2007. The decrease is attributable to natural depletion of both of our producing wells in the Garwood Field in Colorado County, Texas. We have a workover of the Pintail #1 well scheduled to begin in May and a recompletion of the Pintail Flats #1 to follow.  We reported oil and gas revenues for the first quarter of 2008 of $81,946. This represents a 79% decline as compared to the prior year driven by the volume decreases discussed above.

We increased our working interest in the Orcutt Field from 3.33% at year-end to 4% with the remittance of our first option payment of $1,000,000 in February 2008. To date we have received a minimal amount of production from the old existing Monterrey wells. Our primary investment objective in Orcutt is the diatomite formation. We estimate first production from this zone beginning in the second quarter and increasing monthly throughout 2008.

Our financial results depend upon many factors, particularly the price of oil and natural gas and our ability to market our production. Commodity prices are affected by changes in market demands, which are impacted by overall economic activity, weather, pipeline capacity, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future oil and natural gas prices, and therefore, we cannot determine the effect increases or decreases in future prices will have on our capital program, production volumes and future revenues. Finding and developing oil and natural gas reserves economically are critical to our long-term success.

Capital Resources and Liquidity

At March 31, 2008 we had an accumulated deficit of $36,795,523 and a negative working capital of $10,697,019. We have ongoing liquidity concerns and there is substantial doubt about our ability to continue as a going concern. On March 28, 2008, we entered into a stock purchase agreement with Perm Energy Advisors, Inc. (Perm). Perm has agreed to purchase from the company up to 30% of the fully diluted common stock of the Company for a total consideration of $40 million scheduled over three tranches and subject to meeting certain conditions. The first tranche of 8,071,130 shares have been issued and we will receive the proceeds of $13,559,498 upon the registration of these shares.

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2008 and 2007 was $680,286 and $24,371 respectively. The deterioration year over year is primarily attributable to declines in revenues due to the depletion of our two producing wells in Garwood coupled with higher lease operating and general and administrative expenses. The higher lease operating expenses are attributable to workover costs on the Pintail # 1 in the first quarter of 2008 in an attempt to restore production after the well was shut-in due to excessively high water production. The 129% increase in general and administrative expense is due to increased payroll, legal, accounting, audit, tax, insurance and shareholder communication expenses required to meet the obligations of a public company. Offsetting partially the higher operating and general and administrative costs were significantly lower explorations costs due principally to lack of available funds.

Investing Activities

The primary use of cash in investing activities in 2008 was to increase our working interest in the Orcutt Field in California and to fund our share of the development operations thereon for $1,000,000 and to reinstate our acreage position in Starr County, Texas for approximately $450,000.

Financing Activities

Cash flow from financing activities was primarily attributable to our sale of 982,152 shares of common stock for at an average price of $1.67 per share. Additionally, Hanover Gold Company Inc. had a beginning cash position of $623,789 which we received at the close of the reverse merger. We paid cash to two consultants assisting with the reverse merger and subsequent equity offering totaling $700,880.

Results of Operations

We reported a net loss of $1,308,718 for the three months ended March 31, 2008 compared to a loss of $1,625,486 for the quarter ended March 31, 2007. The decrease in net loss is primarily attributable to lower depletion expense due primarily to our two productive wells in Garwood reaching full depletion based on year end proved producing reserve estimates. Offsetting the significant decline in depletion costs were lower revenues principally from these same two wells in Garwood, an increase in general and administrative costs attributable to becoming a public entity, higher lease operating expenses attributable to a workover conducted on the Pintail #1, and  lower interest expense due to capitalization of interest on our investment in the Orcutt Field which is classified as undeveloped.

For the three months ended March 31, 2008, oil and natural gas sales decreased approximately 79% to $81,946 versus $385,460 for the same period in 2007. Natural gas production declined to 7,163 mcf or 87% from 56,113 mcf in the prior year first quarter. Additionally, we sold no condensate from the Pintail #1 well in the first quarter of 2008 versus 731 barrels in the first quarter of 2007. Offsetting the decline in Garwood were 455 barrels of production net to our interest in Orcutt in the first quarter of 2008. Average prices of $6.10 per mcf and $84.04 per barrel of oil compare to $6.27 per mcf and $54.33 per barrel averaged over the first three months of 2007.

Lease operating expenses increased by $105,623 year over year and this increase is attributable to the workover on the Pintail #1 well in an attempt to stop the excessive water production. This workover was not successful and the well is shut-in pending further evaluation.

Depletion expense declined $882,894 due to the two productive wells in Garwood Field, the Pintail #1 and the Pintail Flats #1 being at or near complete depletion based on the estimate of proved producing at year-end 2007 and as evidenced by the production declines discussed above. We have significant behind-pipe reserves in the Pintail Flats #1 and we anticipate a recompletion of this well in 2008.

General and administrative expenses increased to $788,933 from $344,773 in the first three months of 2008 versus 2007. There were significant expenditures in the 2008 time period associated with becoming a public entity as legal, accounting, audit, insurance, and shareholder relations and communication expenses added significantly to our base expenditures. Additionally, we had an increase in salaries attributable to pay increases for our two principle officers one of whom was receiving a nominal salary of $2,000 per month throughout 2007.

Interest expense decreased by $172,696 and this is attributable to higher amounts of interest costs being capitalized in 2008 versus 2007 due to the costs associated with the Orcutt Field which are classified as undeveloped.

Item 3: Controls and Procedures

As indicated in the certifications in Exhibits 3.1 and 3.2 of this report, the Corporation’s chief executive officer, principal financial officer and principal accounting officer have evaluated the Corporation’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, these officers have concluded that the Corporation’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to them in a manner that allows for timely decisions regarding required disclosures and are effective in ensuring that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes during the Corporation’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.

LEGAL PROCEEDINGS

None

Item 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2008 and March 31, 2008, we sold 963,402 shares of our common stock at $1.68 per share. These shareholders also received one warrant exercisable at $1.68 per share for each five shares purchased. Additionally, we issued 18,750 shares at $1.00 per share pursuant to an employee stock option agreement.

Item 3.

DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.

OTHER INFORMATION

None

Item 6.    EXHIBITS

Exhibit 31.1 – Certification required by Rule 13a-14(a) or Rule 15d-14(a), Emery and Smedstad

Exhibit 32.1 - Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 , Emery and Smedstad

(The balance of this page has been intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 15th 2008

Rock Energy Resources, Inc.
(Registrant)

By: /s/ Rocky V. Emery,
Rocky V. Emery, Chief Executive Officer

By: /s/ Allan Smedstad,
Allan Smedstad, Chief Financial Officer and Principal Accounting Officer