Form 10-Q
period 2008-06-30
Rock Energy Resources, Inc.
filed 2008-08-19
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO

COMMISSION FILE NUMBER: 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2740461
(State of Incorporation)	(I.R.S. Employer Identification No.)

10375 Richmond, Suite 2100

Houston, Texas 77042

(Address of principal executive offices) (Zip Code)

713-954-3600

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not mark if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

At August 14, 2008 74,779,777 shares of the Registrant’s common stock were outstanding.

ii

PART I           FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$134,801	$211,477
Accounts receivable, trade	130,206	207,502
Deposits	—	575,000
Prepaid and other assets	246,777	26,300
Total Current Assets	511,784	1,020,279

Oil & Gas Properties, successful efforts accounting
Proved properties, net of accumulated depletion of $9,930,842 & $9,491,889	274,535	564,405
Unproved properties	11,374,053	5,456,814

Property and equipment, net	25,390	9,312
TOTAL ASSETS	$12,185,762	$7,050,810

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$348,488	$180,809
Accounts payable-related party	—	—
Notes payable	7,740,170	7,118,750
Notes payable-Related Party	3,166,340	1,894,400
Accrued interest	2,505,821	1,500,838
Other accrued liabilities	101,443	—
Total Current Liabilities	13,862,262	10,694,797
Long-Term Liabilities
Asset Retirement Obligation	179,540	154,840
Total Liabilities	14,041,802	10,849,637

Equity
Partners’ capital	—	31,687,978
Common Stock: 500,000,000 shares of $.0001 par value authorized; 73,152,531 issued and outstanding	7,315	—
Additional Paid In Capital	50,707,239	—
Stock subscription receivable	(13,559,498)	—
Accumulated deficit	(39,011,096)	(35,486,805)
Total equity	(1,856,040)	(3,798,827)
Total liabilities and equity	$12,185,762	$7,050,810

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	June 30	June 30	June 30	June 30
	2008	2007	2008	2007

Oil & Gas Revenues	$146,498	$326,876	$228,444	$712,336

OPERATING EXPENSES:
Lease operating expense	42,556	26,756	80,660	65,676
Production taxes	5,860	51,868	9,140	79,946
Exploration expense	—	4,293	—	125,224
Accretion of asset retirement obligation	2,405	3,287	3,596	3,287
Lease impairment and abandonments	—	40,075	30,164	40,175
Depletion, depreciation and amortization	113,321	583,131	446,506	1,364,032
General and administrative	2,093,921	332,870	2,882,851	677,643
Total operating expenses	2,258,063	1,042,280	3,452,917	2,355,983
LOSS FROM OPERATIONS	(2,111,565)	(715,404)	(3,224,473)	(1,643,647)

OTHER INCOME (EXPENSES):
Interest expense	(210,449)	(216,319)	(299,818)	(478,384)

NET LOSS	$(2,322,014)	$(931,723)	$(3,524,291)	$(2,122,031)

Earnings per share of common stock/partner units
Basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares/units outstanding:
Basic and diluted	72,263,062	48,552,738	67,469,928	46,435,724

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2008

	Limited Partnership		General Partnership
	Contributions		Contributions		Common Stock			Subscription	Accumulated
	Units	Amount	Units	Amount	Shares	Par	APIC	Receivable	Deficit	Total
BALANCE, December 31, 2007	170,204,227	$31,687,968	100	$10	—	$—	$—	$—	$(35,486,805)	$(3,798,827)

Common stock issued for partnership units	(170,204,227)	(31,687,968)	(100)	(10)	54,374,849	5,437	31,682,541	—	—	—

Common stock issued to shareholders prior to REP Asset Purchase	—	—	—	—	4,378,634	438	(438)	—	—	—

Common stock issued to placement agent for REP Asset Purchase	—	—	—	—	3,746,517	375	(375)	—	—	—

Fees paid to placement agent for REP Asset Purchase	—	—	—	—	—	—	(575,000)	—	—	(575,000)

Net assets acquired in REP Asset Purchase	—	—	—	—	—	—	628,345	—	—	628,345

Common stock issued for cash	—	—	—	—	10,175,643	1,017	17,080,731	(13,559,498)	—	3,522,250

Fees paid to placement agent for stock for cash transactions	—	—	—	—	—	—	(170,780)	—	—	(170,780)

Common stock issued for services	—	—	—	—	38,793	4	781,246	—	—	781,250

Common stock issued for settlement of debt	—	—	—	—	238,095	24	399,976	—	—	400,000

Common stock option & warrant expense	—	—	—	—	—	—	591,013	—	—	591,013

Common stock issued for interest on bridge loans	—	—	—	—	200,000	20	289,980	—	—	290,000

Net loss	(3,524,291)	(3,524,291)

BALANCE, June 30, 2008	—	$—	—	$—	73,152,531	$7,315	$50,707,239	$(13,559,498)	$(39,011,096)	$(1,856,040)

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(3,524,291)	(2,122,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion & Amortization	446,506	1,366,427
ARO accretion	3,596	3,287
Lease impairment and abandonments	30,164	40,175
Common stock/partnership units issued for services	781,250	127,500
Common stock option and warrant expense	591,013	—
Common stock issued for interest expense	239,940	—
Changes in assets and liabilities:
Accounts receivable, trade	77,296	72,987
Prepaid expenses and other assets	(208,560)	(33,174)
Accounts payable – related party	—	(42,445)
Accounts payable and accrued liabilities	308,542	153,994
NET CASH USED IN OPERATING ACTIVITIES	(1,254,544)	(433,280)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures for oil and gas properties	(5,117,181)	(2,381,368)
Cash acquired in reverse mergerREP Asset Purchase	623,789	—
Purchase of fixed assets	(23,630)	—
NET CASH USED IN INVESTING ACTIVITIES	(4,517,022)	(2,381,368)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock/partnership units, net of offering costs	3,351,470	2,984,231
Borrowings on third party debt	1,021,420	0
Borrowings on related party debt	2,172,000	0
Payments on related party debt	(850,000)	0
Net cash provided by financing activities	5,694,890	2,984,231

Net change in cash	(76,676)	169,583
Cash and cash equivalents at beginning of period	211,477	679
Cash and cash equivalents at end of period	134,801	170,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest:	$—	$—
Cash paid for income taxes:	$—	$—

Non-cash investing and financing activities:
Exchange of common stock for partnership units	31,687,978	—
Shareholders prior to reverse mergerREP Asset Purchase	438	—
Common stock issued to placement agent for reverse mergerREP Asset Purchase	375	—
Fees paid to placement agent for reverse mergerREP Asset Purchase	575,000	—
Net assets acquired in reverse mergerREP Asset Purchase	4,566	—
Capitalized interest	958,201	—
Common stock issued for settlement of debt	345,238	—
Debt discount	50,060	—

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Rock Energy Resources, Inc. (“Rock” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rock’s Current  Report on Form 8-K filed with the SEC on January 2, 2008 (the “8-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the  8-K have been omitted.

On December 21, 2007, we entered into an Asset Purchase Agreement to acquire all of the assets of Rock Energy Partners, L.P., which we refer to as Rock Energy or REP, a Houston, Texas based company engaged in oil and gas exploration, production, development and exploration, in exchange for 54,374,849 shares of our common stock which were exchanged for the partnership interests in REP. The transaction, which we sometimes refer to as the REP Asset Purchase, closed on January 2, 2008. We also issued 3,746,517 shares to two consultants who assisted us in the transaction and paid a cash consulting fee of $625,000.  Prior to the consummation of this transaction, we had 4,378,634 common shares outstanding. All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc., or Hanover, to Rock Energy Resources, Inc.  All of the information contained herein reflects the operations and financial statements of REP, which is the accounting acquirer as a result of this transaction..

Principles of consolidation — During 2007, the consolidated financial statements included the accounts of REP and its majority-owned subsidiary Rock Energy Partners Operating LP, (REPO) for which REP possessed the right to participate in significant management decisions. 4R Oil and Gas L.L.C. was the general partner of both REP and REPO and held a 0.01% interest in REPO. REP used proportionate consolidation to account for its interest in REPO. As a result, substantially all of REPO’s accounts are reflected in the consolidated financial statements of REP. Significant intercompany balances and transactions have been eliminated in consolidation.

2.             Income Taxes

Prior to January 3, 2008, the company was a partnership and accordingly did not record an income tax provision for periods prior to this date as all items of income and expense were allocated to the partners on the basis of partnership ownership.

In the first half of 2008 we incurred a pre-tax loss of $3,524,291 and because we have never reported a profit from operations we did not reflect a tax benefit for the future use of this operating loss to offset future operating income.

3.             Stockholders’ Equity

At December 31, 2007, the Company had 733,125 employee options outstanding (adjusted for the one for eight reverse split) at an average exercise price of $.80.  In conjunction with the REP Asset Purchase, these options were cancelled.

In the first half of 2008, in conjunction with a private offering of shares of common stock, the Company agreed to issue a common stock warrant for every five shares of company stock subscribed. We sold 2,104,174 shares and issued 420,835 common stock warrants exercisable at $1.68 per share for three years. Also, in conjunction with this offering and pursuant to an agreement, we paid  Source Capital Group $170,780 and issued 642,238 common stock warrants exercisable at $0.48 per share for five years for their assistance in handling this offering.  On March 31, 2008, we entered into a stock purchase agreement which we refer to as the Perm Agreement, with Perm Energy Advisors, LP, which we refer to as Perm, under which we agreed to sell Perm up to 30% of our fully diluted outstanding common stock for $1.68 per share or a total of approximately $40,000,000 representing 23,809,523 shares of common stock. The common stock will be sold in three tranches over a period of up to 12-months, with 8,071,130 shares to be sold in the initial tranche. In addition, we granted to Perm warrants to purchase up to 4,761,905 shares at any time until March 31, 2013 for $1.68 per share in connection with the Perm Agreement. We agreed to register the common stock and the common stock underlying the warrants under the Securities Act. Under the Perm Agreement, Perm will not purchase any of our common stock until the registration

ROCK ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

statement for the sale of the common stock by Perm is declared effective by the SEC.  At August 15, 2008, we had not filed the registration statement.  We cannot assure you that we will be able to successfully consummate any of the sales of our securities to Perm.

During the second quarter of 2008 we issued the following common stock:

•                  38,793 shares to a consultant valued at $56,250 for services rendered

•                  238,095 shares for settlement of a $400,000 loan received in a prior year

•                  200,000 shares valued at $290,000 to two note holders for payment of interest on bridge loans (see note 5)

In May of 2008 we granted 200,000 warrants valued at $143,361 to a third party for services.  The warrants have exercise prices ranging from $3.50 to $5.75, expire in 2 years and vest in 3 month increments through February of 2009.  We expensed $77,235 related to these options during the six months ended June 30, 2008.

In April of 2008, we entered into an employment agreement with Mark Harrington, Vice Chairman of the Board of Directors.  Under the agreement we granted him 500,000 shares of common stock valued at $725,000.  As of June 30, 2008, the shares were not issued.  Also, under the agreement we granted him 750,000 options valued at $513,778.  The options have an exercise price of $3.00, expire in 3 years and vested immediately.  We expensed $513,778 related to these options during the six months ended June 30, 2008.

Rock uses the Black-Scholes option pricing model to value stock options and warrants using the following assumptions: number of options as set forth in the option agreements; no expected dividend yield; expected volatility of 141%; risk-free interest rates of 2.25%; and expected terms based on the period of time expected to elapse until exercise. When applicable, Rock uses the simplified method of calculating expected term as described in SAB 107.

The total options and warrants outstanding at June 30, 2008 were 3,623,566 at a weighted average contractual term of 4.1 years, and an aggregate intrinsic value of $3,765,079.

4.             Going Concern

As shown in the accompanying financial statements, we incurred a net loss for the first half of 2008 of $3,524,291 and had an accumulated deficit at June 30, 2008 of $39,011,096. In addition we incurred net losses as reported in the 8-K.  These conditions raise substantial doubt as to our ability to continue as a going concern. Management continues to raise additional capital through various short term borrowings and the sale of common stock but no assurance can be given that they will be successful in raising enough capital to completely fund the operating and capital   spending budget requirements.

5.             Related Party Transactions

In the first half of 2008 and 2007, the Company was billed for certain administrative support costs by the general partner of REP for which our Chief Executive Officer was the managing partner. These costs totaled $409,544 in the first quarter of 2007 and included payroll, rent, and various other office and administrative expenses of REP. In 2008, we reimbursed 4R Oil and Gas LLC, the former general partner, only for office rent.  The total amount reimbursed in 2008 was $81,458 through June 30.  In July, 2008 the lease was successfully re-assigned with the landlord Millenium Windfall Partners to  the Company.

During the six months ended June 30, 2008, Rock had the following related party debt transactions:

•                  A director loaned $822,000 to Rock due on September 30, 2008.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  As of June 30, 2008, we had issued 100,000 of these shares valued at $145,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations.

•                  Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid $250,000.  The remaining balance of $500,000 is due on August 31, 2008.  As interest on the loans Cahaba will receive 250,000 shares valued at $362,500.  As of June 30, 2008, we had issued 100,000 of these shares valued at $145,000 for interest expense.  Because the value of the shares issued exceeded the amount

•      Rocky Emery, CEO, loaned $600,000 to Rock and was repaid.

of interest accrued as of June 30, 2008, $94,940 of the value of the shares is recorded as interest expense in the consolidated statement of operations and the remainder of $50,060 is recorded as a discount to the debt in the consolidated balance sheet.

6.             Debt

In May of 2008, a third party loaned us $1,000,000.  The loan was due on July 15, 2008 and is now past due.  As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,000.

During the second quarter of 2008, Rock settled a $400,000 loan with a third party for 238,095 shares of common stock.  See note 3.

In addition, as part of the REP Asset Purchase, REP had existing debt from the prior year, which at June 30, 2008 had a balance of approximately $ 7.8 million. This debt is past due. Our agreement with Perm Energy Advisors does not permit us to repay this debt with proceeds from that transaction.

7.             Subsequent Events

Subsequent to June 30, 2008 additional funds were raised, with $50,000 received July 25, 2008 in the form of a Note Payable, and with $2,054,400 received during July for the sale of 1,222,857 shares at $1.68 per share.  On July 22, 2008 we paid SMP $2,000,000 and increased our ownership interest in the Orcutt and NW Casmalia fields to 7.0%.

In addition, we issued 500,000 shares to Mark Harrington, Vice-Chairman of the board, as explained in Note 3.

ITEM 2.                             MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the six months ended June 30, 2008 and 2007 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Form 8K.

Forward-Looking Statements

This Quarterly Report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements included in this Quarterly Report, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Forward-looking statements may relate to, among other things:

•                  the Company’s future financial position, including working capital and anticipated cash flow;

•                  the risks of the oil and gas industry, such as operational risks in exploring for, developing and producing crude oil and natural gas;

•                  market demand;

•                  risks and uncertainties involving geology of oil and gas deposits;

•                  the uncertainty of reserve estimates and reserves life;

•                  the uncertainty of estimates and projections relating to production, costs and expenses;

•                  potential delays or changes in plans with respect to exploration or development projects or capital expenditures;

•                  fluctuations in oil and gas prices, foreign currency exchange rates and interest rates;

•                  health, safety and environmental risks;

•                  uncertainties as to the availability and cost of financing; and

•                  the possibility that government policies or laws may change or governmental approvals may be delayed or withheld.

Other sections of the Quarterly Report may include additional factors that could adversely affect our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our forward-looking statements contained in this Quarterly Report are made as of the respective dates set forth in this Quarterly Report.  Such forward-looking statements are based on the beliefs, expectations and opinions of management as of the date the statements are made.  We do not intend to update these forward-looking statements, except as otherwise required by law.  For the reasons set forth above, investors should not place undue reliance on forward-looking statements.

Introduction

Rock Energy Resources (“Rock” or the “Company”) is an independent oil and gas exploration and development  company based in Houston, Texas  endeavoring to exploit its growing inventory of risk-balanced and captive high growth projects.

On December 21, 2007, we entered into an Asset Purchase Agreement to acquire all of the assets of Rock Energy Partners, L.P., which we refer to as Rock Energy or REP, a Houston, Texas based company engaged in oil and gas exploration, production, development and exploration, in exchange for 54,374,849 shares of our common stock which were subsequently exchanged for the partnership interests in REP. The transaction closed on January 2, 2008. We also issued 3,746,517 shares to two consultants who assisted us in the transaction and paid a cash consulting fee of $625,000.  Prior to the consummation of this transaction, we had 4,378,634 common shares outstanding. All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc., or Hanover, to Rock Energy Resources, Inc.  All of the information contained herein reflects the operations and financial statements of REP, which is the accounting acquirer as a result of this transaction

During the first six months of 2008, we met a series of mission critical milestones and objectives that have collectively served to define what we view as a clear trajectory to long term success and measurable value creation for our shareholders.  The key to our success lies in successfully executing strategies designed to achieve the following primary growth objectives:

•                  Maintaining strict expense discipline and diligently investing our capital to ensure optimal returns;

•                  Advancing development and promoting longevity of our Wilcox drilling programs in South Texas;

•                  Increasing our working interest in, while actively supporting the development of, our Central California-based projects focused on extracting oil from Diatomite and Monterey formations underlying the related leaseholds; and

•                  Acquiring additional oil and gas assets offering notable growth potential.

Our Properties

We have four project areas, two of which are natural gas focused and located in the South Texas Wilcox trend; and two of which are oil focused and located in Central California in the Monterrey and Diatomite producing horizons. In the case of our two Wilcox projects, one of these, the Garwood project we believe to be lower risk development while the second, Bob West, is a higher risk but potentially high impact exploration prospect. In the case of our oil projects, we believe the Monterrey production and its potential enhancements thereto are low risk in nature, while the Diatomite development at Orcutt and NW Casmalia are potentially high impact resource development projects.

Natural Gas Projects

Garwood Field

Our natural gas projects are currently focused in the prolific Wilcox trend in South Texas.  More specifically, we own an 84% W.I. in the Pintail #1 well, 100% working interest before payout (84% after payout) in the Pintail Flats #1 well, 87.5% W.I. in the Kallina #46-1 well, and 100% working interest in the remaining undeveloped acreage  in the Garwood Field, a 1,650-acre leasehold in Colorado County, Texas.  The Scotia Group, an independent oil and gas advisory firm, has estimated that  proven, probable and possible (3P) reserves in the Garwood field exceed over 40 billion cubic feet of natural gas net to our interest

In the first six months of 2008, our natural gas production was 9,812 thousand cubic feet (mcf) and 1,440 barrels of oil compared to 97,314 mcf and 1,207 barrels of condensate in the first six months of 2007.  Total revenue contribution from gas production totaled $79K, an 88% decline from $661K in gas revenues in the comparable six month reporting period in the prior year.

Following our acquisition of certain additional working interests in Garwood in May 2008, we assumed operator-ship of the entire Garwood Field project.  At that time, we undertook in-depth technical evaluation of possible well re-completions with an objective of identifying re-completion opportunities that may have been overlooked by the prior operator.

Subsequent to the end of the second quarter, ended June 30, 2008, we announced (on August 5, 2008) that we had successfully re-completed the Pintail #1 well in the Upper Wilcox in the Garfield field, noting that the well had achieved an initial flow rate of 300 million cubic feet on a 7/64 inch choke with flowing pressure of 1650 psi.  We further reported that the Pintail #1 well is the first of two possible wells identified and prioritized for re-completion prior to the end of 2008.  Up to five additional development locations have also been identified, with drilling on these sites expected to commence in 2009.

Bob West Prospect

Rock Energy also owns a 100% working interest in the Bob West Prospect, a 1,110-acre leasehold in Starr County, Texas with Wilcox discovery potential equal to 250 net billion cubic feet.  Due to the fact that Bob West is located updip from a key well with bypassed pay, we believe that there exists compelling gas production potential on the site.   Our current development strategy provides for the spudding of an initial well on the Prospect before yearend 2008.  However, we are also entertaining discussions with potential partners who have expressed interest in collaborating with our Company on the project’s development.

We plan to leverage our natural gas projects to serve as an economic complement to our oil projects, helping to offset the cost of our steam recovery operations in California (the largest cost is natural gas used to power steam injection equipment) and delivering Rock Energy the ability to hedge intrinsic pricing volatility related to spot pricing for natural gas and crude oil.

Oil Projects

In partnership with Santa Maria Pacific, LLC, or SMP, our Company is engaged in producing oil from the Diatomite and Monterey formations in the Orcutt field and from the NW Casmalia Diatomite field located in the Santa Maria Basin in Central California.  As of June 30, 2008, we held a 4.5% ownership stake (with an option to earn up to 20%) in the Orcutt field, where, based upon internally generated estimates, there is an estimated gross resource base of 1.2 billion barrels of oil in place on the combined leasehold of approximately 4,000 acres.  Subsequent to the end of the second quarter, we were assigned an additional 2.5% W.I. (7% total) in Orcutt and a 7.0% W.I. in the NW Casmalia project consequent to our payments totaling $6.3 million from January 1 through July 22.  Our payments made to SMP are funding the development of the two project areas.

Orcutt Field

In Orcutt, we have 4,000 acres with both Diatomite and Monterey production underway.  In a report dated May 12, 2008, independent petroleum advisory firm Gaffney, Cline & Associates confirmed that 3P oil reserves in the currently producing Monterey horizon represent approximately 7 million gross barrels.  Based on prevailing oil prices and assuming that we are able to purchase our full earned 20% working interest, that equates to over $93 million in future net revenues to our Company and approximately $40 million in SEC 10% Net Present Value, net after capital expenditures. The pricing used in this analysis was $108 per barrel held flat.  During the first six months of this year, our 4.5% working interest in Orcutt’s Monterey production is averaging 214 gross barrels of oil per day and has yielded $151K in revenues.

Our Diatomite resource base in Orcutt is estimated by our management to have 1.2 billion gross barrels of oil in place, with 800 proven acres and another 400 or more probable/possible acres.  Based on internally generated engineering estimates, we believe full development of Orcutt’s 800 proven acres, assuming that we are able to purchase our full 20% working interest, would represent 26.6 million barrels of proven undeveloped oil; future net revenues of approximately $1.85 billion and SEC 10% net present value of approximately $677 million , net after estimated capital expenditures.  These internal estimates contemplate a full scale drilling program providing for 1,200 well sites, and are based on a per barrel price of $100 flat over the anticipated life of the resource base.

On May 29, 2008, the Company announced that SMP had commenced cyclic steaming operations in the Opal A Diatomite horizon.  Initial flow results exceeded management’s expectations.  We expect that the first full series of steaming cycles on our first three Diatomite wells will be completed by the first week of September 2008, at which time we will pause to properly analyze and assess the results before proceeding with deployment of permanent steaming facilities late in the fourth quarter of this year.  Based on steaming results generated thus far, we remain confident that this schedule is on track and readily achievable.

NW Casmalia

Rock Energy’s NW Casmalia project comprises an 8,000-acre leasehold representing 400 proven acres, 800 probable acres and 400 possible acres.  There is an estimated 1.35 billion gross barrels of oil in place based upon internal estimates.  With over $30 million in infrastructure already in place on Casmalia, we expect to begin cycling steaming operations in the Opal A Diatomite formation underlying the site in the fourth quarter of this year.

Objectives for Remainder of 2008; 2009 and 2010 Financial Guidance

Subsequent to the end of the second quarter 2008, the Company issued a formal corporate update detailing specific objectives and initiatives it was working to achieve before the end of this year.  They included:

•                  Increasing our working interests in Orcutt from 7% to 10% in the third quarter;

•                  Exercising our option to earn up our working interest in the NW Casmalia field to 10% in the third quarter;

•                  Increasing working interests in Orcutt and and NW Casmalia to 20% in the fourth quarter;

•                  Advancing development of our Wilcox projects in South Texas to include spudding one well on our Bob West Prospect;

•                  Securing $10 million in acceleration capital in addition to the funding under the agreement with Perm;

•                  Initiating construction of permanent steaming facilities in Orcutt;and

•                  Commencing steaming operations on NW Casmalia in the fourth quarter.

Results of Operations

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and the related notes to the financial statements appearing elsewhere in this prospectus.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Selected Operating Data. The following table sets forth certain of our operating data for the periods presented.

	Six Months Ended June 30,
	2008	2007

Operating Revenue
Oil sales	$151,311	$66,774

Gas sales	77,133	645,562
Total	$228,444	$712,336

Operating Income (Loss)	$(3,224,473)	$(1,643,647)
Oil production (MBbls)	1,440	1,240
Gas production (MMcfs)	9,812	97,314
Average oil sales price ($/Bbl)	$105.10	$53.85
Average gas sales price ($/Mcf)	$8.04	$6.63

Revenue And Production Taxes

Net revenue declined $483,892 in 2008 as gas and condensate production at the Garwood field, Pintail #1, Pintail Flats #1 and Kallina 46-1 wells, had declines pending re-completion operations.  As stated elsewhere, subsequent to the end of the 2nd quarter, we successfully recompleted the Pintail #1 well.  The decrease in revenue from Garwood was partially offset by increased oil production and higher oil prices as a result of our increased W.I. in the Orcutt field in California .

Lease Operating Expenses

LOE’s increased from $65,676 to $80,660 due to our increased working interest in the Orcutt field in California in 2008.

Depreciation, Depletion And Amortization

DD&A was down $917,526 in 2008 to $446,506 as production declined at the Garwood field wells.

General And Administrative Expense

General and administrative expense increased in 2008 vs. 2007 as the result of increased salaries and wages, investor relation expenses, and stock based compensation, all associated with becoming a public company. Included in this category of expenses is $1,213,000 of stock based compensation to Mark Harrington who during the second quarter agreed to become our Vice Chairman. The calculation of the value of stock based compensation was based on a Black-Scholes model that imputed a 141% volatility index to the value of certain warrants. We have engaged an outside consulting firm to evaluate further this ascribed valuation.

Interest Expense

These decreased by $178,566 from $478,384 to $299,818: gross interest cost increased due to the bridge financing, but net cost was reduced due to capitalization of interest associated with the Orcutt field development.

Net Loss From Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Selected Operating Data. The following table sets forth certain of our operating data for the periods presented.

	Three Months Ended June 30,
	2008	2007

Operating Revenue
Oil sales	$112,942	$28,275
Gas sales	33,556	298,601
Total	$146,498	$326,876

Operating Income (Loss)	$(2,111,565)	$(715,404)
Oil/Condensate production (MBbls)	1,007	509
Gas production (MMcfs)	3,922	41,201
Average oil sales price ($/Bbl)	$112.15	$55.55
Average gas sales price ($/Mcf)	$9.46	$7.25

Revenue And Production Taxes

Net revenue decreased in the 2nd quarter of 2008 as gas and condensate production at the Garwood field, Pintail #1, Pintail Flats #1 and Kallina 46-1 wells, declined pending re-completion operations.  As stated elsewhere, subsequent to the end of the 2nd quarter, we successfully re-completed the Pintail #1 well.  The decrease in revenue from Garwood was partially offset by increased oil production as a result of our increased W.I. in the Orcutt field in California, as well as higher oil and natural gas prices in 2008.

Lease Operating Expenses

LOE’s increased from $26,756 to $42,556 due to our increased working interest in the Orcutt field in California in 2008.

Depreciation, Depletion And Amortization

Depletion was down from $583, 131 in the 2nd Quarter, 2007 to $113,321 in 2008 as production declined at the Garwood field wells.

General and Administrative Expense

General and administrative expense increased in 2008 vs. 2007 as the result of increased salaries and wages, investor relation expenses, and stock based compensation, all associated with becoming a public company. Included in this category of expenses is $1,213,000 of stock based compensation to Mark Harrington who during the second quarter agreed to become our Vice Chairman. The calculation of the value of stock based compensation was based on a Black-Scholes model that imputed a 141% volatility index to the value of certain warrants. We have engaged an outside consulting firm to evaluate further this ascribed valuation.

Liquidity and Capital Resources

General: The oil and gas industry is a highly capital intensive and cyclical business. Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

•                  the development of existing properties, including drilling and completion costs of wells;

•                  acquisition of interests in additional natural gas and crude oil properties; and

•                  production and transportation facilities.

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to grow the business through the development of existing properties and the acquisition of new properties.

Working Capital (Deficit). At June 30, 2008, our current liabilities of approximately $13.9 million exceeded our current assets of $0.5 million resulting in a working capital deficit of $13.4 million. Current liabilities at June 30, 2008 consisted of accounts payable of $0.4 million, notes payable to related parties of $3.2 million, notes payable to non-related parties of $7.8 million and $2.5 million of accrued interest.

Capital Expenditures. Capital expenditures during the first six months of 2008 were $5.1 million compared to $2.4 million during the same period of 2007.  Essentially all of the capital expenditures for both periods were made as part of our on-going investment program in the Orcutt field in California.

On July 22, 2008, subsequent to the end of the second quarter, the Company amended its earn-up payment schedule originally defined in an original Participation Agreement, dated December 13, 2007, with our partners in our California oil development projects, Santa Maria Pacific, LLC, or SMP.  As a result, we paid SMP a cash payment of $2.0 million, thereby increasing and expanding our current working interests to 7.0% in Orcutt and NW Casmalia fields.  Under the amended terms, we have the right to further increase our working interests in both projects from 7% to 10% with cash payment of $2.49 million on or before August 31, 2008; 10% to 15% with cash payment of $12.5 million on or before October 31, 2008; and 15% to 20% upon payment of $13 million to SMP on or before January 5, 2009.

Sources of Capital: The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table:

	Six Months Ended June 30,
	2008	2007
	(dollars in thousands)
Net cash used by operating activities	$(1,254)	$(433)
Net cash used in investing activities	(4,517)	(2,381)
Net cash provided by financing activities	5,695	2,984
Total	$(76)	$170

Operating activities during the six months ended June 30, 2008 used $1.3 million of cash compared to $0.4 million in the same period in 2007.  This increased cash deficit was primarily related to the efforts to become a publicly held company and to continue to raise the funds necessary to complete our investment program in the Orcutt field in California.  Substantially all of the funds used in investing activities for both periods in 2007 and 2008 were to increase our investment in the Orcutt field.  Net cash provided by financing activities during the six months ended June 30, 2008 included $3.4 million raised from the sale of stock, with $3.0 million raised from the sale of partnership units during the same period in 2007.  In addition, in 2008 funds were raised by increased borrowings of $1.0 million of third party debt and a net increase of $1.3 million of related party debt borrowings.

Future Capital Resources: Our continued existence as a going concern is dependent upon several factors including the successful closing of the agreement with Perm Energy Advisors discussed below and our ability to successfully pursue our exploration and development activities.  We cannot assure you that we will successfully consummate the transaction with Perm, that we will be successful in securing any other financing or that our exploration and development activities will be successful.

Since the beginning of 2008, we have funded our operations primarily with funds we have received in the form of short term loans and through the sale of equity securities.

During the six months ended June 30, 2008:

•                  A director loaned $822,000 to Rock due on September 30, 2008.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  As of June 30, 2008, we had issued 100,000 of these shares valued at $145,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations.

•                  Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid $250,000.  The remaining balance of $500,000 is due on August 31, 2008.  As interest on the loans Cahaba will receive 250,000 shares valued at $362,500.  As of June 30, 2008, we had issued 100,000 of these shares valued at $145,000 for interest expense.  Because the value of the shares issued exceeded the amount of interest accrued as of June 30, 2008, $94,940 of the value of the shares is recorded as interest expense in the consolidated statement of operations and the remainder of $50,060 is recorded as a discount to the debt in the consolidated balance sheet.

•                  In May of 2008, a third party loaned us $1,000,000.  The loan was due on July 15, 2008.  As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,000.

•                  Subsequent to June 30, 2008, additional funds were raised, with $50,000 received July 25, 2008 in the form of a Note Payable.

In addition, as part of the REP Asset Purchase, REP had existing debt from the prior year, which at June 30, 2008 had a balance of approximately $ 7.8 million. This debt is past due.  Our agreement with Perm Energy Advisors described below does not permit us to repay this debt with proceeds from that transaction.

Between January 1, 2008 and June 30, 2008, we sold 2,085,426 shares of our common stock at $1.68 per share for $3.5 million and also sold 1.2 million shares at $1.68 per share for $2.1 million of cash during July 2008 for a total of 3.3 million shares for $5.6 million to a number of accredited investors in reliance upon the exemption set forth in Rule 506 promulgated under the Securities Act. These investors also received one warrant exercisable at $1.68 per share for each five shares purchased.

Rock’s sources of capital going forward will primarily be cash from operating activities, cash on hand, and, if an appropriate opportunity presents itself, proceeds from loans or sales of debt or equity securities. For the six months ended June 30, 2008, operating activities used approximately $1.3 million and at June 30, 2008, we had approximately $135,000 of cash. Our cash flow from operations depends heavily on the prevailing prices of oil and gas and our production volumes. Future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Falling natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us or at all.  Our cash flow from operations will also depend upon the volume of oil and gas we produce Our production volumes will decrease as a result of natural field declines.  To offset this loss, we must be successful in our exploration and development activities.

We will need to secure external capital in order to pay our operating expenses and make our planned capital expenditures. Our capital budget for the remainder of 2008 is $ 2.0 million for re-completion operations in the Wilcox, excluding the money necessary to purchase the entire 20% interest from SMP

On March 31, 2008, we entered into a stock purchase agreement which we refer to as the Perm Agreement, with Perm Energy Advisors, LP, which we refer to as Perm, under which we agreed to sell Perm up to 30% of our fully diluted outstanding common stock for $1.68 per share or a total of approximately $40,000,000 representing 23,809,523 shares of common stock. The common stock will be sold in three tranches over a period of up to 12-months, with 8,071,130 shares to be sold in the initial tranche. In addition, we granted to Perm warrants to purchase up to 4,761,905 shares at any time until March 31, 2013 for $1.68 per share in connection with the Perm Agreement. We agreed to register the common stock and the common stock underlying the warrants under the Securities Act. Under the Perm Agreement, Perm will not purchase any of our common stock until the registration statement for the sale of the common stock by Perm is declared effective by the SEC.  At August 15, 2008, we had not filed the registrations statement.  We cannot assure you that we will be able to successfully consummate any of the sales of our securities to Perm.

ITEM 4T.                                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our auditors identified material adjustments in the areas of equity valuation. The consolidated financial statements in this report have been adjusted to include these changes. Management is working on plans to better evaluate marketable security values at each balance sheet date. We believe these plans when finalized will enable us to avoid these types of adjustments in the future.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2008 and June 30, 2008, we sold 2,085,426 shares of our common stock at $1.68 per share for $3.5 million and also sold 1.2 million shares at $1.68 per share for $2.1 million cash during July 2008 for a total of 3.3 million shares for $5.6 million to a number of accredited investors in reliance upon the exemption set forth in Rule 506 promulgated under the Securities Act. These investors also received one warrant exercisable at $1.68 per share for each five shares purchased.

We also issued 18,750 shares at $1.00 per share pursuant to a Hanover employee stock option agreement on March 10, 2008,

Additionally, 476,888 shares without warrants attached will be issued to holders of notes payable at a value of approx. $700K in lieu of cash payments for notes and interest due as part of our 2Q financing efforts.

We also issued options to Mark Harrington, our Vice Chairman of the Board of Directors. See Item 5 below for more detail.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

We have not filed Current Reports on Form 8-K related to the following events:

1.       Entry into a Material Definitive Agreement On July 22, 2008, subsequent to the end of the second quarter, the Company amended its earn-up payment schedule originally defined in an original Participation Agreement, dated December 13, 2007, with our partners in our California oil development projects, Santa Maria Pacific, LLC, or SMP.  As a result, we paid SMP a cash payment of $2.0 million, thereby increasing and expanding our current working interests to 7.0% in Orcutt and we were assigned a 7% working interest in the NW Casmalia field.  Under the amended terms, we have the right to further increase our working interests in both projects from 7% to 10% with cash payment of $2.49 million on or before August 31, 2008; 10% to 15% with cash payment of $12.5 million on or before October 31, 2008; and 15% to 20% upon payment of $13 million to SMP on or before January 5, 2009..

2.       Creation of a Direct Financial Obligation. Since January 2008, we have received net proceeds of $2,322,000 as a result of various loans we have received. The following is a summary of the loans we have received since the beginning of 2008:

•                  A director loaned $822,000 to Rock due on September 30, 2008.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  As of June 30, 2008, we had issued 100,000 of these shares valued at $145,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations.

•                  Cahaba Partnership, Ltd., a company owned by spouse of a director, loaned Rock $750,000 and was repaid $250,000.  The remaining balance of $500,000 is due on August 31, 2008.  As interest on the loans Cahaba will receive 250,000 shares valued at $362,500.  As of June 30, 2008, we had issued 100,000 of these shares valued at $145,000 for interest expense.  Because the value of the shares issued exceeded the amount of interest accrued as of June 30, 2008, $94,940 of the value of the shares is recorded as interest expense in the consolidated statement of operations and the remainder of $50,060 is recorded as a discount to the debt in the consolidated balance sheet.

•                  In May of 2008, a third party loaned us $1,000,000.  The loan was due on July 15, 2008.  As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,000.

Subsequent to June 30, 2008, additional funds were raised, with $50,000 received July 25, 2008 in the form of a Note Payable from a third party.

3.             Appointment of Certain Officers; Compensatory Arrangements of Certain Officers. In April of 2008, we entered into an employment agreement with Mark Harrington, Vice Chairman of the Board of Directors.  Under the agreement we granted him 500,000 shares of common stock valued at $725,000.  As of June 30, 2008, the shares were not issued.  Also, under the agreement we granted him 750,000 options valued at $513,778.  The options have an exercise price of $3.00, expire in 3 years and vested immediately.  We expensed $513,778 related to these options during the six months ended June 30, 2008. The calculation of the value of stock based compensation was based on a Black-Scholes model that imputed a 141% volatility index to the value of certain warrants. We have engaged an outside consulting firm to evaluate further this ascribed valuation.

ITEM 6.  EXHIBITS

The Exhibit Index on page 20 lists the Exhibits that are filed or furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK ENERGY RESOURCES, INC.

Dated: August 19, 2008	By:	/s/ Rocky V. Emery
Rocky V. Emery, Chief Executive Officer

	By:	/s/ Allan Smedstad
Allan Smedstad, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Rocky V. Emery.

31.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, of Allan J. Smedstad.

32.1	Furnished Certification pursuant to 18 U.S.C. Section 1350 of Rocky V. Emery.

32.2	Furnished Certification pursuant to 18 U.S.C. Section 1350 of Allan J. Smedstad.