Form 10KSB/A
period 2007-12-31
Rock Energy Resources, Inc.
filed 2008-08-22
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A Number 2

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

Aggregate market value of voting stock held by non-affiliates: $212,576,749 as of March 7 2008.

As of  March 7, 2008, the Company had 63,455,746 shares of its $.0001 par value common stock issued and outstanding.

Index to Rock Energy Resources, Inc. 2007 Form 10-KSB Amended

PART II
Item 8a.	Controls and Procedures

PART III
Signatures
Exhibits
EXHIBIT-31.1
EXHIBIT-31.2
EXHIBIT-32.1
EXHIBIT-32.2

EXPLANATORY NOTE

Rock Energy Resources, Inc (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 31, 2008 (“Original Form 10-KSB”), and amended on  April 22, 2008, to amend Item 8A of the Original 10-KSB.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are being filed with this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This amendment does not reflect events occurring after the filing of the Original Form 10-KSB, and does not modify or update the disclosures therein in any way other than as required to reflect the matters described above.

PART II

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2007. Based upon this evaluation and the identification of the material weaknesses in internal control over financial reporting described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Remediation of Material Weaknesses in Disclosure Controls and Procedures

We plan to rectify this deficiency by hiring experienced personnel, working with our registered public accounting firm on these issues, seeking additional training for our staff, and continuing our review of related issues including those for Sarbanes-Oxley Section 404 requirements.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.   Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2007.  Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2007, based on Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by COSO.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on August 21, 2008.

ROCK ENERGY RESOURCES,
INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer