Form 10-Q
period 2008-09-30
Rock Energy Resources, Inc.
filed 2008-11-19
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NUMBER: 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2740461
(State of Incorporation)	(I.R.S. Employer Identification No.)

10375 Richmond, Suite 2100

Houston, Texas 77042

(Address of principal executive offices and Zip Code)

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

☐ Yes    ☒ No

At November 14, 2008 75,419,353 shares of the Registrant’s common stock were outstanding.

ii

PART I           FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$127,321	$211,477
Accounts receivable, trade	196,427	207,502
Deposits	—	575,000
Prepaid and other assets	321,777	26,300
Total Current Assets	645,525	1,020,279

Oil & Gas Properties, successful efforts accounting
Proved properties, net of accumulated depletion of $10,174,931 & $9,491,889	260,112	564,405
Unproved properties	10,831,001	5,456,814

Property and equipment, net of accumulated depreciation of $63,481& $50,746	32,324	9,312
Prepaid joint interest billing to operator	4,718,368	—
TOTAL ASSETS	$16,487,330	$7,050,810

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,021,524	$180,809
Accrued interest	2,878,058	1,500,838
Accrued interest, related parties	840,753	—
Notes payable	10,490,873	9,013,150
Notes payable, related parties	972,000	—
Total Current Liabilities	16,203,208	10,694,797
Long-Term Liabilities
Asset Retirement Obligation	181,944	154,840
Total Liabilities	16,385,152	10,849,637

Equity (Deficit)
Partners’ capital	—	31,687,978
Common Stock: 500,000,000 shares of $.0001 par value authorized; 75,419,353 issued and outstanding	7,542	—
Additional Paid In Capital	53,660,751	—
Stock subscription receivable	(13,559,498)	—
Accumulated deficit	(40,006,617)	(35,486,805)
Total equity (deficit)	102,178	(3,798,827)
Total liabilities and equity (deficit)	$16,487,330	$7,050,810

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

REVENUES:
Oil and gas	$218,996	$185,472	$447,440	$897,808

OPERATING EXPENSES:
Lease operating expense	98,084	46,231	178,744	111,907
Production taxes	8,701	15,600	17,841	64,854
Exploration expense	—	—	—	125,224
Accretion of asset retirement obligation	2,404	2,191	6,000	5,478
Lease impairment and abandonments	—	450,000	30,164	490,175
Depletion, depreciation and amortization	249,272	839,776	695,778	2,203,808
General and administrative	790,871	343,727	3,673,722	1,052,062
Total operating expenses	1,149,332	1,697,525	4,602,249	4,053,508
LOSS FROM OPERATIONS	(930,336)	(1,512,053)	(4,154,809)	(3,155,700)

OTHER INCOME (EXPENSES):
Interest expense	(65,185)	(242,418)	(365,003)	(720,802)

NET LOSS	$(995,521)	$(1,754,471)	$(4,519,812)	$(3,876,502)

Earnings per share of common stock or partner units
Basic and diluted	$(0.01)	$(0.03)	$(0.06)	$(0.08)

Weighted average shares or units outstanding:
Basic and diluted	74,635,284	51,681,603	69,875,814	48,203,566

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2008

	Limited Partnership		General Partnership
	Contributions		Contributions		Common Stock			Subscription	Accumulated
	Units	Amount	Units	Amount	Shares	Par	APIC	Receivable	Deficit	Total
BALANCE, December 31, 2007	170,204,227	$31,687,968	100	$10	—	$—	$—	$—	$(35,486,805)	$(3,798,827)

Common stock issued for partnership units	(170,204,227)	(31,687,968)	(100)	(10)	54,374,849	5,437	31,682,541	—	—	—

Common stock issued to shareholders prior to REP Asset Purchase	—	—	—	—	4,378,634	438	(438)	—	—	—

Common stock issued to placement agent for REP Asset Purchase	—	—	—	—	3,746,517	375	(375)	—	—	—

Fees paid to placement agent for REP Asset Purchase	—	—	—	—	—	—	(575,000)	—	—	(575,000)

Net assets acquired in REP Asset Purchase	—	—	—	—	—	—	628,345	—	—	628,345

Common stock issued for cash	—	—	—	—	11,879,556	1,188	19,939,763	(13,559,498)	—	6,381,453

Fees paid to placement agent for stock for cash transactions	—	—	—	—	—	—	(215,680)	—	—	(215,680)

Common stock issued for services	—	—	—	—	558,793	56	810,234	—	—	810,290

Common stock issued for settlement of debt	—	—	—	—	281,004	28	472,059	—	—	472,087

Common stock option & warrant expense	—	—	—	—	—	—	629,322	—	—	629,322

Common stock issued for interest on bridge loans	—	—	—	—	200,000	20	289,980	—	—	290,000

Net loss	—	—	—	—	—	—	—	—	(4,519,812)	(4,519,812)

BALANCE, September 30, 2008	—	$—	—	$—	75,419,353	$7,542	$53,660,751	$(13,559,498)	$(40,006,617)	$102,178

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(4,519,812)	$(3,876,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion & Amortization	695,778	2,203,808
ARO accretion	6,000	5,478
Lease impairment and abandonments	30,164	490,175
Common stock or partnership units issued for services	810,290	127,500
Common stock option and warrant expense	629,322	—
Common stock issued for interest expense	290,000	—
Changes in assets and liabilities:
Accounts receivable, trade	11,075	172,963
Prepaid expenses and other assets	(283,560)	(4,908)
Accounts payable – related party	—	(43,378)
Accounts payable and accrued liabilities	160,366	364,408
NET CASH USED IN OPERATING ACTIVITIES	(2,170,377)	(560,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and advances for oil and gas properties	(7,239,594)	(4,010,644)
Cash acquired in reverse merger, REP Asset Purchase	623,789	—
Purchase of fixed assets	(35,747)	—
NET CASH USED IN INVESTING ACTIVITIES	(6,651,552)	(4,010,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock or partnership units, net of offering costs	6,165,773	4,584,231
Borrowings of third party debt	1,600,000	—
Borrowings of related party debt	2,172,000	—
Payments of related party debt	(1,200,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,737,773	4,584,231

Net change in cash	(84,156)	13,131
Cash and cash equivalents at beginning of period	211,477	679
Cash and cash equivalents at end of period	$127,321	$13,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$—	$300,000
Cash paid for income taxes:	$—	$—

Non-cash investing and financing activities:
Exchange of common stock for partnership units	$31,687,978	$—
Common stock issued to placement agent for REP Asset Purchase	$375	$—
Fees paid to placement agent for REP Asset Purchase	$575,000	$—
Net assets acquired in REP Asset Purchase	$4,566	$—
Capital expenditures in accounts payable	$716,884	$
Capitalized interest	$2,246,164	$—
Common stock issued for settlement of debt	$472,087	$—
Oil and gas note payable to Sector Capital	$277,723	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited interim financial statements of Rock Energy Resources, Inc. (“Rock” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rock’s Current Report on Form 8-K filed with the SEC on April 1, 2008 (the “8-K”).  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the 8-K have been omitted.

On December 21, 2007, we entered into an Asset Purchase Agreement to acquire all of the assets of Rock Energy Partners, L.P., which we refer to as Rock Energy or REP, a Houston, Texas based company engaged in oil and gas exploration, production, development and exploration, in exchange for 54,374,849 shares of our common stock which were exchanged for the partnership interests in REP.  The transaction, which we sometimes refer to as the REP Asset Purchase, closed on January 2, 2008.  We also issued 3,746,517 shares to two consultants who assisted us in the transaction and paid a cash consulting fee of $625,000.  Prior to the consummation of this transaction, we had 4,378,634 common shares outstanding.  All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc., or Hanover, to Rock Energy Resources, Inc.  All of the information contained herein reflects the operations and financial statements of REP, which is the accounting acquirer as a result of this transaction.

Principles of consolidation — During 2007, the consolidated financial statements included the accounts of REP and its majority-owned subsidiary Rock Energy Partners Operating LP (REPO) for which REP possessed the right to participate in significant management decisions. 4R Oil and Gas L.L.C. was the general partner of both REP and REPO and held a 0.01% interest in REPO.  REP used proportionate consolidation to account for its interest in REPO. As a result, substantially all of REPO’s accounts are reflected in the consolidated financial statements of REP.  Significant intercompany balances and transactions have been eliminated in consolidation.

Note 2.   Income Taxes

Prior to January 3, 2008, the company was a partnership and accordingly did not record an income tax provision for periods prior to this date as all items of income and expense were allocated to the partners on the basis of partnership ownership.

In the first nine months of 2008, we incurred a pre-tax loss of $4,519,812 and because we have never reported a profit from operations we did not reflect a tax benefit for the future use of this operating loss to offset future operating income.

Note 3.   Stockholders’ Equity

At December 31, 2007, the Company had 733,125 employee options outstanding (adjusted for the one for eight reverse split) at an average exercise price of $0.80.  In conjunction with the REP Asset Purchase, these options were cancelled.

In the first nine months of 2008, in conjunction with a private offering of shares of common stock, the Company agreed to issue a common stock warrant for every five shares common stock subscribed.  We sold 3,808,426 shares and issued 757,884 common stock warrants exercisable at $1.68 per share for three years.  Also, in conjunction with this offering and pursuant to an agreement, we paid Source Capital Group $215,680 and issued 642,238 common stock warrants exercisable at $0.48 per share for five years for their assistance in handling this offering.  On March 31, 2008, we entered into a stock purchase agreement which we refer to as the Perm Agreement, with Perm Energy Advisors, LP, which we refer to as Perm, under which we agreed to sell Perm up to 30% of our fully diluted outstanding common stock for $1.68 per share or a total of approximately $40,000,000 representing 23,809,523 shares of common stock.  The common stock will be sold in three tranches over a period of up to 12 months, with 8,071,130 shares to be sold in the initial tranche. In addition, we granted to Perm warrants to purchase up to 4,761,905 shares at any time until March 31, 2013 for $1.68 per share in connection with the Perm Agreement.  We agreed to register the common stock and the common stock underlying the warrants under the Securities Act. Under the Perm Agreement, Perm will not purchase any of our common stock until the registration statement for the sale of the common stock by Perm is declared effective by the SEC.  At November 19, 2008, we had not filed the registration statement.  We cannot assure you that we will be able to successfully consummate any of the sales of our securities to Perm.

During the nine months ended September 30, 2008, we issued the following common stock:

•                  38,793 shares to a consultant valued at $56,250 for services rendered

•                  281,004 shares for settlement of a $400,000 loan plus accrued interest of $72,087 received in a prior year (see Note 6)

•                  200,000 shares valued at $290,000 to two note holders for payment of interest on bridge loans (see Note 5)

•                  20,000 shares valued at $29,040 to two directors for services rendered

In May  2008 we granted 200,000 warrants valued at $143,361 to a third party for services.  The warrants have exercise prices ranging from $3.50 to $5.75, expire in 2 years and vest in 3 month increments through February of 2009.  We expensed $115,544 related to these warrants during the nine months ended September 30, 2008.

In April  2008, we entered into an employment agreement with Mark Harrington, Vice Chairman of the Board of Directors.  Under the agreement the Company conditionally granted 500,000 shares of common stock valued at $725,000.  Also, under the agreement we granted him 750,000 options valued at $513,778.  The options have an exercise price of $3.00, expire in 3 years and vested immediately.  We expensed $513,778 related to these options during the nine months ended September 30, 2008.

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

The total options and warrants outstanding at September 30, 2008 were 3,964,348 at a weighted average remaining contractual term of 3.8 years, and an aggregate intrinsic value of $533,058.

Note 4.   Going Concern

The Company incurred a net loss for the first nine months of 2008 of $4,519,812 and had an accumulated deficit at September 30, 2008 of $40,006,617.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management continues to raise additional capital through various short term borrowings and the sale of common or preferred stock but no assurance can be given that they will be successful in raising enough capital to completely fund the operating and capital spending budget requirements.

Note 5.   Related Party Transactions

In the first nine months of 2008 and 2007, the Company was billed for certain administrative support costs by the general partner of REP for which our Chief Executive Officer was the managing partner.  These costs totaled $409,544 in the first quarter of 2007 and included payroll, rent, and various other office and administrative expenses of REP.  In 2008, we reimbursed 4R Oil and Gas LLC, the former general partner, only for office rent.  The total amount reimbursed in 2008 was $81,458 through September 30.  In July 2008 the lease was successfully re-assigned with the landlord Millennium Windfall Partners to the Company.

During the nine months ended September 30, 2008, Rock had the following related party debt transactions:

•                  A director loaned $822,000 to Rock due on November 30, 2008 and unsecured.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  As of September 30, 2008, we had issued 100,000 of these shares valued at $145,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations.

•                  Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid $600,000.  As interest on the loans Cahaba will receive 550,000 shares valued at $798,600.  As of September 30, 2008, we had issued 100,000 of these shares valued at $145,000 for interest expense.  The remaining balance of $150,000 was repaid in October of 2008.

•                  Mr. Rocky V. Emery, CEO, loaned $600,000 to Rock and was repaid.

Note 6.   Debt

During the nine months ended September 30, 2008, in addition to the loans described in Note 5, Rock was loaned the following from third parties:

•                  $1,000,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,800

•                  $250,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 100,000 shares of common stock valued at $145,200

•                  $300,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 120,000 shares of common stock valued at $174,240

•                  $50,000 due on March 1, 2009 and unsecured.  As interest on the loan, the holder will receive 25,000 shares of common stock valued at $36,300

The value of the shares to be issued above  is recorded ratably as an interest expense in the accompanying consolidated statement of operations through September 30.

During the nine months ended September 30, 2008, Rock settled a $400,000 loan and $72, 087 of accrued interest with a third party for 281,004 shares of common stock.  (See Note 3)

On December 1, 2007, we entered into an agreement with Santa Maria Pacific, LLC (“SMP”) for the purchase of various oil & gas properties. Under this agreement, we agreed to assume debt owed by SMP to a third party equal to our working interest in these oil & gas properties times the amount of debt owed by SMP to third party . As of September 30, 2008, our working interest was 7.00% and we had assumed a total of $460,873 of debt. The note incurs interest at LIBOR + 6.25% and is secured by the Orcutt property.

In addition, as part of the REP Asset Purchase, REP had existing debt from the prior year, which at September 30, 2008 had a balance of approximately $ 8,430,000.  This debt is past due. Our agreement with Perm Energy Advisors does not permit us to repay this debt with proceeds from that transaction.

Note 7.   Subsequent Events

In November of 2008, Rock sold 155 shares of Series A Preferred Stock for $155,000.  The stock has a stated value of $1,000 per share and  ranks senior to common stock in the right to receive dividends upon liquidation.  Dividends accrue at 8% annually and are cumulative.  In addition, each share of Series A Preferred Stock is convertible into 1,000 shares of common stock.

ITEM 2.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the nine months ended September 30, 2008 and 2007 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Form 8-K filed on January 3, 2008 and Form 10-KSB.

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

Introduction

Rock Energy Resources, Inc. (“Rock” or the “Company”) is an independent oil and gas exploration and development company based in Houston, Texas endeavoring to exploit its growing inventory of risk-balanced and captive high growth projects.

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

Prior to the consummation of this transaction, we had 4,378,634 common shares outstanding.  All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc., or Hanover, to Rock Energy Resources, Inc.  All of the information contained herein reflects the operations and financial statements of REP, which is the accounting acquirer as a result of this transaction

During the first nine months of 2008, we set a series of key objectives that serve to define a clear plan for long-term success and measurable value creation for our shareholders.  Our success lies in executing strategies designed to achieve the following objectives:

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

Our Properties

We have four project areas, two of which are primarily natural gas and located in the South Texas Wilcox trend. The other two are primarily oil and located in Central California in the Monterrey and Diatomite producing horizons.  In the case of our two Wilcox projects, one of these, the Garwood project, we believe is lower risk development while the second, the Bob West prospect, is a higher risk but potentially high return exploration prospect.  Recent drilling results by an operator in offset acreage have significantly upgraded our expectations of this prospect.  In the case of our oil projects, we believe the Monterrey production and its potential development are low risk in nature, while the Diatomite development at Orcutt and NW Casmalia are potentially high return resource development projects.

Natural Gas Projects

Garwood Field.  Our natural gas projects are currently focused in the prolific Wilcox trend in South Texas.  More specifically, we own an 84% working interest in the Pintail #1 well, 100% working interest before payout (84% after payout) in the Pintail Flats #1 well, 100.0% working interest in the Kallina #46-1 well, and 100% working interest in the remaining undeveloped acreage in the Garwood Field, a 1,650-acre leasehold in Colorado County, Texas.  The Scotia Group, an independent oil and gas advisory firm, has estimated that proved reserves in the Garwood field are approximately one billion cubic feet of natural gas net to our interest

In the first nine months of 2008, our natural gas production was 23,185 thousand cubic feet (Mcf) and 2,484 barrels of oil compared to 127,335 Mcf and 1,489 barrels of condensate in the first nine months of 2007.  Total revenue contribution from gas production totaled $193,410, an 76% decline from $808,468 in gas revenues in the comparable nine month reporting period in the prior year.

Following our acquisition of certain additional working interests in Garwood in May 2008, we assumed operatorship of the entire Garwood Field project.  At that time, we undertook in-depth technical evaluation of possible well re-completions with an objective of identifying re-completion opportunities that may have been overlooked by the prior operator.

During the quarter ended September 30, 2008, we announced that we successfully re-completed the Pintail #1 well in the Upper Wilcox trend in the Garfield Field.  The well achieved an initial flow rate of 300,000 cubic feet on a 7/64 inch choke with flowing tubing pressure of 1650 psi.  The Pintail #1 well is the first of two possible wells identified and prioritized for re-completion prior to the end of 2008.  We have also identified up to five additional development well locations.  Drilling on these sites is expected to start in 2009.

Bob West Project.  Rock Energy also owns a 100% working interest in the Bob West Prospect, a 1,110-acre leasehold in Starr County, Texas with Wilcox resource discovery potential equal to 250 net billion cubic feet.  Due to the fact that the Bob West prospect is located updip from a key well with bypassed pay, we believe that there is compelling gas production potential on the site.  Likewise, two wells recently drilled by an operator on offset acreage have meaningfully upgraded our view of the potential of this prospect.  Our current development strategy provides for the spudding of an initial well on the Prospect during 2009.  However, we are also entertaining discussions with potential partners who have expressed interest in collaborating with our Company on the project’s development.

Oil Projects

General.  In partnership with Santa Maria Pacific, LLC, or SMP, we are engaged in producing oil from the Diatomite and Monterey horizons in the Orcutt field and from the NW Casmalia Diatomite field located in the Santa Maria Basin in Central California.  As of September 30, 2008, we held a 7.0% ownership stake in the Orcutt field.  Based upon internally generated estimates, there is an estimated gross resource base of 1.2 billion barrels of oil in place on the combined leasehold of approximately 4,000 acres.  As a result of our payments totaling $6,300,000 from January 1 through July 22 we acquired and were assigned, after the end of the second quarter, a 2.5% working interest in addition to the 4.5% interest we held up through the second quarter in Orcutt and a 7.0% working in the NW Casmalia project.  Our payments made to SMP are funding the development of the two project areas.

Orcutt Field.  In Orcutt, we have 4,000 acres with diatomite and Monterey production underway.  In a report dated May 2008, independent petroleum advisory firm Gaffney, Cline & Associates issued a Statement of Remaining Hydrocarbon Volumes, Monterey Formation, Careaga Tract, Orcutt Field, California as of December 31, 2007 showing a total proved (1P) reserve of 3,600,000 stock tank barrels.  Based on currently prevailing oil prices and our current working interest ownership of 7%, that equates to $7,630,000 in future net receipts, after capital expenditures,  Assuming a 10% discount rate for future net receipts this would equate to a net present value of approximately $3,450,000.  The pricing used in this analysis was $65 per barrel held flat through the estimated life of the field.  During the first nine months of this year, our working interest in Orcutt’s Monterey production is averaging 10+ net barrels of oil per day and has earned us $232,000 in revenues.

In May 2008, the Company announced that SMP had commenced cyclic steaming operations in the Opal A Diatomite.  All test steaming cycles on our first three diatomite wells were completed during the first week of September 2008.  SMP and Rock are currently analyzing and assessing the results before proceeding with the build-out of permanent steaming facilities late in the fourth quarter of 2008 or early in the first quarter of 2009.  Based on steaming results generated thus far, we remain confident that this schedule is on track and achievable

NW Casmalia.  The NW Casmalia project is comprised of an 8,000 acre (contiguous acreage) block of leases, 400 of which are currently proven.  With over $30,000,000 in gross infrastructure costs already in place on Casmalia, we expect to begin steaming operation in the Opal A Diatomite formation in the fourth quarter of 2008.

Objectives for Remainder of 2008 Financial Guidance.  Subsequent to the end of the second quarter 2008, the Company issued a formal corporate update detailing specific objectives and initiatives it was working to achieve before the end of this year.  They include:

•                  Increasing our working interests in the SMP Oil projects, Santa Barbara County, California from 7% to 10%;

•                  Initiating construction of permanent steaming facilities in Orcutt;

•                  Commencing steaming operations on NW Casmalia;

•                  Advancing development of our Wilcox projects in South Texas to include spudding one well on our South Bob West Prospect; and

•                  Concluding financing options to fund our on-going development programs in Texas and California.

In order to accomplish these goals we will require capital from external sources. Please see “Liquidity and Capital Resources” for more disscussion.

Results of Operations

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and the related notes to the financial statements above.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Selected Operating Data.  The table below sets forth selected operating data for the periods presented.

	Nine Months Ended September 30,
	2008	2007

Operating Revenue
Oil sales	$254,030	$89,340
Gas sales	193,410	808,468
Total	$447,440	$897,808

Operating Income (Loss)	$(4,154,809)	$(3,155,700)

Production
Oil (MBbls)	2,484	1,489
Gas (Mcf)	23,185	127,335

Sales Prices, Average
Oil ($/Bbl)	$102.27	$60.00
Gas ($/Mcf)	$8.34	$6.35

Revenue and Production Taxes.  Total revenue net to our interests declined $450,358 in 2008 compared to the same period last year.  The natural decline of production from our Garwood field is one reason, and, furthermore, gas and condensate production from one of the wells in the Garwood field was off production for re-completion work that took place during the first quarter of 2008.  During the third quarter, we successfully recompleted the Pintail #1 well.  The decrease in revenue from the Garwood field was partially offset by increased oil production and higher oil prices and an increase at the start of July in our working interests in the Orcutt field in California.

Lease Operating Expenses.  LOE’s increased from $111,907 to $178,744 primarily due to our increased working interest in the Orcutt field in California in 2008.

Depreciation, Depletion and Amortization.  Depletion expense was down to $695,778 in 2008 compared to $2,203,808 in 2007 because production from the wells in the Garwood field declined.  The well costs incurred to date in the Garwood field are almost fully depleted.

General and Administrative Expenses.  General and administrative expense increased in 2008 relative to 2007 because of increased salaries and wages, investor relation expenses, and stock based compensation, all associated with becoming a public company.  Included in this category of expenses is $1,213,000 of non-cash stock based compensation to Mr. Mark G. Harrington.  During the second quarter Mr. Harrington agreed to become our Vice Chairman of the Board of Directors.  The calculation of the value of stock based compensation was based on a Black-Scholes model that imputed a 141% volatility index to the value of certain warrants.

Interest Expenses.  These expenses decreased by $355,799 from $720,802 to $365,003:  Total interest costs incurred increased due to the bridge financing costs, but the costs that were expensed were less because we capitalized interest costs associated with the costs of the Orcutt field development.  The amount of interest costs capitalized in the first nine months was $2,246,164.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Selected Operating Data. The table below sets forth selected operating data for the periods presented.

	Three Months Ended September 30,
	2008	2007

Operating Revenue
Oil sales	$104,637	$17,060
Gas sales	114,359	168,412
Total	$218,996	$185,472

Operating Loss	$(930,336)	$(1,512,053)

Production
Oil and Condensate (MBbls)	1,129	252
Gas (MMcfs)	13,042	28,846

Sales Prices, Average
Oil ($/Bbl)	$92.68	$67.70
Gas ($/Mcf)	$8.77	$5.84

Revenue and Production Taxes.  Net revenue increased in the third quarter of 2008 compared to the same period in 2007 because the cumulative effect of the recompletions in the wells in our Garwood field increased  The increase in oil sales revenue was a result of increased production, increased prices and an increase in our working interest in the Orcutt field in California.

Lease Operating Expenses.  LOE’s increased from $46,231 to $98,084 because of slightly higher operating costs and an increase in our working interest in the Orcutt field in California at the start of the third quarter.

Depreciation, Depletion and Amortization.  Depletion was down from $839,776 in the third quarter of 2007 to $249,272 in 2008 because production declined in the Garwood field wells compared to the same period in 2008.

General and Administrative Expenses.  General and administrative expense increased in 2008 relative to 2007 as the result of increased salaries and wages, investor relation expenses, all associated with becoming a public company.

Interest Expenses.  These decreased by $177,233 from $242,418 to $65,185: overall interest costs increased due to interest costs of the bridge financing, but the costs that were expensed were less because we capitalized interest costs associated with the Orcutt field development.  The amount of interest costs capitalized in the third quarter was approximately $1,287,962.

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

Working Capital Deficit.  At September 30, 2008, our current liabilities of approximately $16,203,208 exceeded our current assets of $645,525 thus resulting in a working capital deficit of $15,557,683.  Current liabilities at September 30, 2008 consisted of accounts payable and accrued liabilities of $1,052,524, notes payable to related parties of $972,000, notes payable to non-related parties of $10,490,873 and accrued interest of $840,753 to related parties and $2,878,058 to non-related parties.

Capital Expenditures.  Capital expenditures and advances for oil and gas properties during the first nine months of 2008 were approximately $7,200,000 compared to approximately $4,000,000 during the same period of 2007.  Essentially all of the capital expenditures for both periods were made as part of our on-going investment program in the Orcutt field in California.

On July 22, 2008 the Company amended its “earn-up” payment schedule originally defined in the Participation Agreement, dated December 13, 2007, with our partners in our California oil development projects, Santa Maria Pacific, LLC, or SMP.  As a result, we paid SMP a cash payment of $2,000,000, thereby increasing and expanding our current working interests to 7.0% in Orcutt and NW Casmalia fields.

Sources of Capital:  The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table:

	Nine Months Ended September 30,
	2008	2007
Net Cash (Used in) or Provided by
Operating activities	$(2,170,377)	$(560,456)
Investing activities	(6,651,552)	(4,010,644)
Financing activities	8,737,773	4,584,231
Total net (Use) or Provision	$(84,156)	$13,131

Operating activities during the nine months ended September 30, 2008 used $2,170,377 of cash compared to $560,456 in the same period in 2007.  This increased cash deficit spending was primarily related to the efforts to become a publicly held company and to continue to raise the funds necessary to complete our investment program in the Orcutt field in California.  Substantially all of the funds used in investing activities for both periods in 2008 and 2007 were to increase our investment in the Orcutt field.  Net cash provided by financing activities during the nine months ended September 30, 2008 included $6,165,773 raised from the sale of stock, with $4,584,231 raised from the sale of partnership units during the same period in 2007.  In addition, in 2008 funds were raised by increased borrowings of $1,600,000 of third party debt and a net increase of $972,000 of related party debt borrowings.

Future Capital Resources:  Our continued existence as a going concern is dependent upon several factors including the successful closing of the agreement with Perm or other capital formation initiatives and our ability to successfully pursue our exploration and development activities.  We cannot assure you that we will successfully consummate the transaction with Perm, that we will be successful in securing any other financing or that our exploration and development activities will be successful.

Since the beginning of 2008, we have funded our operations primarily with funds received in the form of short term loans and through the sale of equity securities.

During the nine months ended September 30, 2008:

•                  A director loaned $822,000 to Rock due on November 30, 2008 and unsecured.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  As of September 30, 2008, we had issued 100,000 of these shares valued at $145,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations.

•                  Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid $600,000.  As interest on the loans Cahaba will receive 550,000 shares valued at $798,600.  As of September 30, 2008, we had issued 100,000 of these shares valued at $145,000 for interest expense.  The remaining balance of $150,000 was repaid in October of 2008.

•                  Mr. Rocky V. Emery, CEO, loaned $600,000 to Rock and was repaid.

In addition, during the nine months ended September 30, 2008, Rock was loaned the following from third parties:

•                  •$1,000,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,800

•                  $250,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 100,000 shares of common stock valued at $145,200

•                  $300,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 120,000 shares of common stock valued at $174,240

•                  $50,000 due on March 1, 2009 and unsecured.  As interest on the loan, the holder will receive 25,000 shares of common stock valued at $36,300

In addition, as part of the REP Asset Purchase, REP had existing debt from the prior year, which at September 30, 2008 had a balance of approximately $ 8,430,000.  This debt is past due. Our agreement with Perm Energy Advisors does not permit us to repay this debt with proceeds from that transaction.

Between January 1, 2008 and September 30, 2008, we sold 3,808,426 shares of our common stock at $1.68 per share for $6,381,453 to a number of accredited investors in reliance upon the exemption set forth in Rule 506 promulgated under the Securities Act.  These investors also received one warrant exercisable at $1.68 per share for each five shares purchased.

Rock’s sources of capital going forward will primarily be cash from operating activities, cash on hand, and, if an appropriate opportunity presents itself, proceeds from loans or sales of debt or equity securities. For the nine months ended September 30, 2008, operating activities used approximately $2,170,377 and at September 30, 2008, we had approximately $127,000 of cash.  Our cash flow from operations depends heavily on the prevailing prices of oil and gas and our production volumes.  Future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity.  Falling natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us or at all.  Our cash flow from operations will also depend upon the volume of oil and gas we produce.  Our production volumes will decrease as a result of natural field declines.  To offset this loss, we must be successful in our exploration and development activities.

We will need to secure external capital in order to pay our operating expenses and make our planned capital expenditures. Our capital budget for the remainder of 2008 is $ 2,000,000 for re-completion operations in the Wilcox trend. We cannot assure you that we will be able to successfully raise the capital necessary to fund our business plan.

On March 31, 2008, we entered into a stock purchase agreement which we refer to as the Perm Agreement, with Perm Energy Advisors, LP, which we refer to as Perm, under which we agreed to sell Perm up to 30% of our fully diluted outstanding common stock for $1.68 per share or a total of approximately $40,000,000 representing 23,809,523 shares of common stock.  The common stock will be sold in three tranches over a period of up to 12-months, with 8,071,130 shares to be sold in the initial tranche.  In addition, we granted to Perm warrants to purchase up to 4,761,905 shares at any time until March 31, 2013 for $1.68 per share in connection with the Perm Agreement.  We agreed to register the common stock and the common stock underlying the warrants under the Securities Act. Under the Perm Agreement, Perm will not purchase any of our common stock until the registration statement for the sale of the common stock by Perm is declared effective by the SEC.  As of November 19, 2008, we had not filed the registrations statement.  We are in ongoing discussions with Perm to amend certain terms of this agreement.  We cannot assure you that we will be able to successfully consummate any of the sales of our securities to Perm.

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

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of Rock’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures, as corrected in connection with the review discussed above, were effective and designed to ensure that material information relating to Rock which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within Rock.

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

PART II         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 1, 2008 and September 30, 2008, we sold 3,808,426 shares of our common stock at $1.68 per share for $6,381,453 to a number of accredited investors in reliance upon the exemption set forth in Rule 506 promulgated under the Securities Act.  These investors also received one warrant exercisable at $1.68 per share for each five shares purchased.

We also issued 18,750 shares at $1.00 per share pursuant to a Hanover employee stock option agreement on March 10, 2008.

We also issued options to Mark Harrington, our Vice Chairman of the Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Rock was loaned the following from third parties:

•                  $1,000,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,800

•                  $250,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 100,000 shares of common stock valued at $145,200

•                  $300,000 due on November 30, 2008 and unsecured.  As interest on the loan, the holder will receive 120,000 shares of common stock valued at $174,240

•                  $50,000 due on March 1, 2009 and unsecured.  As interest on the loan, the holder will receive 25,000 shares of common stock valued at $36,300

During the nine months ended September 30, 2008, we issued the following common stock:

•                  38,793 shares to a consultant valued at $56,250 for services rendered

•                  281,004 shares for settlement of a $400,000 loan plus accrued interest of $72,087 received in a prior year (see Note 6)

•                  200,000 shares valued at $290,000 to two note holders for payment of interest on bridge loans (see Note 5)

•                  20,000 shares valued at $29,040 to two directors for services rendered

Rock had the following related party debt transactions:

•                  A director loaned $822,000 to Rock due on November 30, 2008 and unsecured.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  As of September 30, 2008, we had issued 100,000 of these shares valued at $145,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations.

•                  Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid $600,000.  As interest on the loans Cahaba will receive 550,000 shares valued at $798,600.  As of September 30, 2008, we had issued 100,000 of these shares valued at $145,000 for interest expense.  The remaining principal balance of $150,000 was repaid in October of 2008.

ITEM 6.  EXHIBITS

The Exhibit Index on page 17 lists the Exhibits that are filed or furnished as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCK ENERGY RESOURCES, INC.

Dated: November 19, 2008	By:	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Allan J. Smedstad
Allan J. Smedstad
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a) of Rocky V. Emery.

31.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b) of Allan J. Smedstad.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Rocky V. Emery.

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Allan J. Smedstad.