Form 10-K
period 2008-12-31
Rock Energy Resources, Inc.
filed 2009-04-30
CIK 778165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Issuer’s revenues for the year ended December 31, 2007 were $-0-.

Aggregate market value of voting stock held by non-affiliates: $5,812,725 as of April 27, 2009.

As of  April 27, 2009, the Company had 69,028,699 shares of its $.0001 par value common stock issued and outstanding.

Index to Rock Energy Resources, Inc. 2008 Form 10-K

Cautionary Note Regarding Forward-Looking Statements

Forward-Looking Information

We make forward-looking statements throughout this report and the documents included or incorporated by reference in this prospectus.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this prospectus or in the documents included or incorporated by reference in this prospectus is generally located in the material set forth under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in “Risk Factors” and elsewhere in this document and such risk factors  include, among others, the following:

·	our success in development, exploitation and exploration activities;

·	our ability to make planned capital expenditures;

·	declines in our production of oil and gas;

·	prices for oil and gas;

·	our ability to raise capital;

·	political and economic conditions in oil producing countries, especially those in the Middle East;

·	price and availability of alternative fuels;

·	our acquisition and divestiture activities;

·	weather conditions and events;

·	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

·	other factors discussed elsewhere in this prospectus and the documents incorporated by reference in this prospectus.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements and risk factors contained in this document. Forward-looking statements contained in this document reflect our view only as of the date of this document.  We undertake no obligation, other than as required by law, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

References to "Rock” "we," "us," "our" and similar references or like terms refer to Rock Energy Resources, Inc. and references to “Rock Energy” or “REP” refer to Rock Energy Partners, L.P. and its subsidiaries.

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

We are a Houston, Texas-based independent oil and natural gas company engaged in the exploration, production, development and exploration of natural gas and crude oil properties. At December 31, 2008, our oil and gas properties had total proved net oil reserves of 9,000 barrels and total proved net natural gas reserves of 555,420 Mcf. The discounted value of our future net cash flows on our properties amounted to $2,455,900 at December 31, 2008.

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

Our Properties
We have four project areas, two of which are natural gas focused and located in the South Texas Wilcox trend; and two of which are oil focused and located in Central California in the Monterrey and Diatomite producing horizons. In the case of our two Wilcox projects, one of these, the Garwood project we believe to be lower risk development, the second, Bob West, is a higher potential project.  In the case of our oil projects, we believe the Monterrey production and its potential enhancements thereto are low risk in nature, while the Diatomite development at Orcutt and NW Casmalia are potentially high impact resource development projects.

Natural Gas Projects

Garwood Field.

Our natural gas projects are currently focused in the prolific Wilcox trend in South Texas.  More specifically, we own an 84% W.I. in the Pintail #1 well, 100% working interest before payout (84% after payout) in the Pintail Flats #1 well, 100% W.I. in the Kallina #46-1 well, and 100% working interest in the remaining undeveloped acreage  in the Garwood Field, a 1,650-acre leasehold in Colorado County, Texas.  An independent oil and gas advisory firm, has estimated that proven, probable and possible (3P) reserves in the Garwood field exceed 37.5 BCFE of natural gas net to our interest as of December 31, 2008.

Following our acquisition of certain additional working interests in Garwood in May 2008, we assumed operations of the entire Garwood Field project.  At that time, we undertook in-depth technical evaluation of possible well re-completions with an objective of identifying re-completion opportunities that may have been overlooked by the prior operator.

Subsequent to the end of the second quarter, ended June 30, 2008, we announced (on August 5, 2008) that we had successfully re-completed the Pintail #1 well in the Upper Wilcox in the Garwood field, noting that the well had achieved an initial flow rate of 300 thousand cubic feet on a 7/64 inch choke with flowing pressure of 1650 psi.  We further reported that the Pintail #1 well is the first of three possible wells identified and prioritized for re-completion subject to available capital in 2009.  Up to five additional development locations have also been identified, with drilling on these sites expected to commence in 2009 subject to available capital.

Bob West South Project

Rock Energy also owns a 100% working interest in the Bob West South Project, a 1,110-acre leasehold in Starr County, Texas with Wilcox discovery potential equal to 250 net billion cubic feet.  Bob West South leases are located up-dip from a key well with bypassed pay, and immediately adjacent to significant new production developed by another operator.   Our current development strategy provides for the spudding of an initial well on the Prospect before yearend 2009 subject to available capital.  However, we are also entertaining discussions with potential partners who have expressed interest in collaborating with our Company on the project’s development.

Oil Projects

In partnership with Santa Maria Pacific, LLC, or SMP, our Company is engaged in producing oil from the Diatomite and Monterey formations in the Orcutt field and from the NW Casmalia Diatomite field located in the Santa Maria Basin in Central California.  As of December 31, 2008, we hold a 7.0% ownership stake in the Orcutt field, where, based upon internally generated estimates, there is an estimated gross resource base of 1.2 billion barrels of oil in place on the combined leasehold of approximately 4,000 acres.  Subsequent to the end of the second quarter of 2008, we were assigned a 7% working interest in both the Orcutt and NW Casmalia projects consequent to our payments totaling $6.3 million from January 1 through July 22, 2008.  Our payments made to SMP have funded the development of the two project areas.

Orcutt Field.

In Orcutt, we have 4,000 acres with both Diatomite and Monterey production underway.   In a report dated May 12, 2008 by a third party independent petroleum advisory firm confirmed that proved, probable, and possible oil reserves in the currently producing Monterey horizon represent approximately 7 million gross barrels.  During the fiscal year, our 7.0% working interest in the Orcutt leasehold Monterey production is averaging 14.5 Net BOEPD..

Our Diatomite resource base in Orcutt is estimated by our management to have 1.2 billion gross barrels of oil in place, with 800 proven acres and another 400 or more probable/possible acres.  Based on internally generated engineering estimates, we believe full development of Orcutt’s 800 proven acres  would represent 9.3 million barrels of proven undeveloped oil in over 1200 well sites.

In the second half of 2008, the operator successfully pilot steamed three wells in Orcutt. Production results met or exceeded management expectations.

NW Casmalia Field

Rock Energy’s NW Casmalia project comprises an 8,000-acre leasehold representing 400 proven acres, 800 probable acres and 400 possible acres.  There is an estimated 1.35 billion gross barrels of oil in place based upon internal estimates.  With over $30 million in infrastructure already in place on Casmalia, we expect to begin cyclic steaming operations in the Opal A Diatomite formation underlying the site in 2009.

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of non-producing and producing oil and gas leases, including reserves of oil and gas in place. The following table indicates our interest in developed and undeveloped acreage and fee mineral acreage as of June 30, 2008:

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres
Texas	120.00	108.60	3,270.55	1,076.51	0.00	0.00	1,185.11
California	800.00	36.00	3,200.00	144.00	0.00	0.00	180.00
Total	920.00	144.60	6,470.55	1,220.51	0.00	0.00	1,365.11

Productive Wells

The following table sets forth our total gross and net productive wells expressed separately for oil and gas, as of June 30, 2008:

	Productive Wells
	As of December 31, 2008
State	Oil		Gas
	Gross	Net	Gross	Net
Texas	0	0	3	2.715
California	93	6.5	0	0
Total	93	6.5	3	2.715

Employees

As of December 31, 2008, we had 7 full time employees.

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

We have insufficient working capital to fund most of our planned development and most of our other exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants indicated, in their September 30, 2008 report and on our December 31, 2007 financial statements that there is substantial doubt about our ability to continue as a going concern if we are unsuccessful in raising additional capital.

We will require significant additional capital specifically to develop our Santa Barbara County properties.

At December 31, 2008 we held a 7.0% working interest in a group of oil and gas properties being developed in Santa Barbara County, California by Santa Maria Pacific, L.L.C. (“SMP”).  We may not be able to fund our joint interest billing and may be put in a non-consent position on certain capital expenditures by the operator.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings.

The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly  below levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas are expected by many to decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

·	changes in global supply and demand for oil and natural gas;
·	actions by the Organization of Petroleum Exporting Countries, or OPEC;
·	prices and quantities of imports of foreign oil and natural gas in Canada and the U.S.;
·	political conditions, including embargoes, which affect other oil-producing activities;
·	levels of global oil and natural gas exploration and production activity;
·	levels of global oil and natural gas inventories;
·	weather conditions affecting energy consumption;
·	technological advances affecting energy consumption; and
·	prices and availability of alternative fuels.

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

Reserve estimates depend on many assumptions that may turn out to be inaccurate. Our cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

·	delays imposed by or resulting from compliance with regulatory requirements;
·	pressure or irregularities in geological formations;
·	shortages of or delays in obtaining equipment and qualified personnel;
·	equipment failures or accidents;
·	adverse weather conditions;
·	reductions in oil and natural gas prices;
·	land title problems; and
·	limitations in the market for oil and natural gas.

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

We are not insured against all risks. Losses and liabilities arising from uninsured and underinsured events could materially and adversely affect our business, financial condition or results of operations. Our oil and natural gas exploration activities are subject to all of the operating risks associated with drilling for and producing oil and natural gas, including the possibility of:

·	environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater contamination;
·	abnormally pressured formations;
·	mechanical difficulties, such as stuck oilfield drilling and service tools and casing collapse;
·	fires and explosions;
·	personal injuries and death; and
·	natural disasters.

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

We depend on our executive officers for critical management decisions and industry contacts. We have no key person insurance covering these individuals and therefore the loss of their services would be costly to us.

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

Development, production and sale of oil and natural gas are subject to extensive federal, state, provincial, local and international laws and regulations. We may be required to make large expenditures to comply with governmental regulations. Matters subject to regulation include:

·	discharge permits for drilling operations;
·	drilling bonds;
·	reports concerning operations;
·	spacing of wells;
·	unitization and pooling of properties; and
·	taxation.

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

Oil and natural gas operations are subject to stringent federal, state, provincial, local and international laws and regulations relating to the release or disposal of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

·	require acquisition of a permit before drilling commences;
·	restrict the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities;
·	limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and
·	impose substantial liabilities for pollution resulting from our operations.

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

We do not currently operate the SMP properties in which we own an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, the operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator’s: timing and amount of capital expenditures; expertise and financial resources; inclusion of other participants in drilling wells; and use of technology. In addition, the financial condition of our operators could negatively impact the operation of our properties and our ability to collect revenues from operations. In the event that an operator of our properties experiences financial difficulties, this may negatively impact our ability to receive payments for our share of net production that we are entitled to under our contractual arrangements with such operator. While we seek to minimize such risk by structuring our contractual arrangements to provide for production revenue payments to be made directly to us by first purchasers of the hydrocarbons, there can be no assurances that we can do so in all situations covering our non-operated properties.

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

Our executive officers, directors  and 10% or greater stockholders own 20,602,842 shares of our common stock or approximately 29.85% of our outstanding common stock as of April 27, 2009. Accordingly, these individuals may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

·	The basis on which the broker or dealer made the suitability determination, and
·	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Patterns of fraud and abuse include:

·	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
·	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
·	“Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
·	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
·
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS  -  None

ITEM 2.                      DESCRIPTION OF PROPERTY

We occupy 13,425 square feet of office space for our corporate headquarters, located at 10375 Richmond, Suite 2100, Houston, TX 77042.

ITEM 3.                      LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTCBB under the symbol “RCKE” since February 19, 2008.  Previously, for over two years, it traded under the symbol “HVGO”.  The following table shows the high and low closing sale prices per share for our common stock for each quarter in the years ended December 31, 2007 and 2008. The prices reflect (i) our February 19, 2008 one share for eight shares reverse stock split, (ii) inter-dealer prices without regard to retail mark-ups, markdowns, or commissions, but do not necessarily reflect actual transactions.

	2007		2008
	Low	High	Low	High
First Quarter	$1.04	$1.44	$1.44	$4.00
Second Quarter	$1.04	$1.36	$2.60	$3.45
Third Quarter	$0.88	$1.28	$3.00	$1.31
Fourth Quarter	$0.88	$1.20	$1.42	$0.80

We have not paid any cash dividends, and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

As of December 31, 2008, we had approximately 1,000 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF  OPERATIONS

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Changes in Internal Controls [MH to call M & B]

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9B. OTHER INFORMATION

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages and positions of our directors and executive officers are as follows:

Name	Age	Position	Officer or Director Since

Rocky V. Emery	45	Chairman of the Board of Directors, Chief Executive Officer and Principal Accounting Officer	2008

Mark G. Harrington	56	Vice Chairman of the Board of Directors	2008

Allan J. Smedstad	76	Secretary/Treasurer	2008

Tom S. Elliott	64	Chief Operating Officer, President & Director	2008

William F. Mosley	60	Director	2008

Stephen J. Warner	66	Director	2008

Terrence J. Dunne	59	Director	2006

J. D. McGraw	49	Director	2008

Tim R. Lindsey	57	Director	2008

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

Mark G. Harrington. Mr. Harrington has served as our Vice-Chairman of the Board of Directors since January, 2008.  After earning a BBA and MBA in Finance from the University of Texas, Mr. Harrington began his career in 1977 as an energy analyst at the U.S. Trust Company and in 1978 joined Carl H. Pforzheimer & Co. in the same capacity. In 1986, he became a partner in the firm and, in 1982, was named President of Chipco Energy, Pforzheimer's in-house investment arm which focused on private equity investments and exploratory drilling projects. In 1985, he formed Harrington and Company, under which he created the Energy Vulture Funds (EVF) to pursue distressed opportunities in energy and to incubate emerging energy companies. EVF-incubated companies included Calgary-based HCO Canada, Ltd., for which Harrington also served as founder, Chairman and Chief Executive Officer; and Houston-based HarCor Energy, a then NASDAQ NMS-listed company that he managed as Chairman and Chief Executive Officer until its sale in late 1997. In 2003, he was appointed President and Chief Operating Officer of AMEX-listed Dune Energy, Inc. In 2004 Mr. Harrington became President and Chief Executive Officer of Quinduno Energy, Inc. and managed that company until its sale to Petrosearch Energy in 2006. Until 2008 he has acted as a private consultant.  He also serves on the Board of Directors of Best Energy Services, Inc., a Houston-based company he co-founded.

Allan J. Smedstad.  Mr. Smedstad has served as the Secretary and Treasurer of REP since April 2004. From 2001 to 2004 he was an oil and gas auditor with BRI Consulting Group, Inc., a privately-held company in Houston, Texas.  From 1990 until 2001 he was an Accounting Manager with Torch Energy Advisors in Houston, Texas.  Mr. Smedstad is Mr. Emery’s father-in-law.

Tom S. Elliott.  Mr. Elliott has been an independent business consultant since 1998 and our Chief Operating Officer since April 2004. From 2001 to 2004 he acted as a senior management advisor (also on a consulting basis) to Texas Independent Exploration, a privately-held oil and gas exploration and development company.  From 1999 to 2001 he held a similar position as senior management advisor to Equinox Oil Company, an oil and gas development company. From 1998 to 1999 he was a consultant and senior management advisor to Tri-Union Development Corp., also a privately-held oil and gas company. From 1994 to 1998 he was employed by WRT Energy Corporation as Vice-President of Operations.  Mr. Elliott earned his professional petroleum engineering degree from the Colorado School of Mines.

William F. Mosley, CPA.  Mr. Mosley has served on our Board of Directors since January 2008. Since 1988, Mr. Mosley has been the president of W. F. Mosley Inc., an independent accounting firm in Houston, Texas.  He has practiced as a certified public accountant since 1978.  He received his B.S. degree in accounting from North Texas State University.

Stephen J. Warner.  Mr. Warner has served on our Board of Directors since January 2008.  Mr. Warner was a co-founder and has been a partner of Crossbow Ventures, Inc, a private equity firm with over $100 million under management, since 1998.  From 1994 to 1998 he was a consultant to private equity firms and to USAID, evaluating American Enterprise Funds in Eastern Europe.  From 1991 to 1994 he was the Managing Director of Commonwealth Associates, a privately held brokerage firm involved in the financing of emerging growth companies. From 1970 to 1990 he was the President of Merrill Lynch Venture Capital, Inc. a Merrill investment capital fund. He holds a B.S. degree from MIT, an MBA from the Wharton Graduate School of Business and a law degree from Blackstone School of Law (through correspondence courses).

Terrence J. Dunne.  Mr. Dunne served as our President from 2006 until his resignation in January 2008, pursuant to the terms of our Asset Purchase Agreement with REP, but remains a director. For more than the last five years, Mr. Dunne has operated Terrence J. Dunne & Associates, a sole proprietorship which provides bookkeeping, income tax return preparation and business consulting services for small businesses. Mr. Dunne received his BBA, MBA and Masters in Taxation degrees from Gonzaga University.

J. D. McGraw.  Mr. McGraw has served on our Board of Directors since January 2008. Mr. McGraw has been the President and Vice Chairman of Nova Biosource Fuels, Inc., an American Stock Exchange Section 12 (b) reporting company, since April 2006 and was a founder and Chief Operating Officer of Biosource America in December 2005. He has provided consulting services to over 150 companies including AdTec, American Rice, Blockbuster Video, Chuck E. Cheese, Dryper, International Recovery, Republic Industries and Swift Energy. From 2000 until 2002, Mr. McGraw worked as a Financial Management Consultant for Allan F. Dow & Associates, Inc. From 2002 until 2003, he served as the Executive Vice President of EnerTeck Corporation, a company engaged in the manufacture, sale, and marketing of fuel borne catalytic engine treatment products for diesel engines. Mr. McGraw has served as the President of Jonah Capital Partners, a financial advisory firm, since 2004.

Tim R. Lindsey.  Mr. Lindsey has served on our Board of Directors since January 2008.  Mr. Lindsey has over thirty years of technical and executive leadership expertise in global oil and gas exploration, production, technology, and business development.  He is currently a Director and interim President/Chief Executive Officer of Daybreak Oil and Gas Corporation, a U.S.-based early-stage exploration and production company.  Mr. Lindsey also serves as a Director for Challenger Energy Corporation, a Calgary-based oil and gas company. Since March, 2005, Mr. Lindsey has been a Principal of Lindsey Energy and Natural Resources, a private consulting firm specializing in energy and mining industry issues. From September 2003 to March 2005, Mr. Lindsey was Vice-President and Senior Vice-President of Exploration for The Houston Exploration Company.  Previously, Mr. Lindsey was employed for 27 years with Marathon Oil Corporation in a number of positions including senior management roles in both domestic and international exploration and business development.  Mr. Lindsey obtained his Bachelor of Science Degree in Geology from Eastern Washington University in 1973, completed graduate studies in Economic Geology at the University of Montana in 1975, and attended the Advanced Executive Program at the Kellogg School of Business, Northwestern University in 1990.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange and currently do not so comply.

Indemnification of Directors

Under our bylaws we indemnify directors and officers of our company against liability and  agree to advance the costs of defending any such person against liability, provided (i) the director or officer was acting on our behalf in his official capacity as a director or officer, and (ii) the director or officer conducted himself in good faith and believed his conduct was in, or not opposed to, our best interests (or in the case of any criminal proceeding, that he had no reasonable cause to believe his conduct was unlawful). We may not indemnify a director or officer, however, if such director or officer is adjudged liable to us, or if the director or officer is adjudged to have derived an improper personal benefit from the transaction or matter.

Indemnification permitted by these provisions is limited to reasonable expenses incurred in connection with the proceeding upon which liability is predicated, which includes the amount of any such liability actually imposed.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors and officers pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Board Committees

The standing committees of our Board of Directors are comprised of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. All three committees were formed in January 2008.

 The Audit Committee is comprised of Mr. Mosley, chairman, and Messrs. Lindsey and McGraw.  The Audit Committee oversees our conduct of the financial reporting processes, including (i) the integrity of our accounting and financial reporting process and financial statements; (ii) the systems of internal controls and controls over financial reporting; (iii) our compliance with legal and regulatory requirements; and (iv) the performance and independence of our independent auditors.

The Compensation Committee is comprised of Mr. Lindsey, chairman, and Messrs. McGraw and Warner. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of our directors, executive officers and senior management. The Compensation Committee will also be responsible to administer the issuance of stock options or grants under equity incentive plans.

The Nominating and Corporate Governance Committee is comprised of Mr. Warner, chairman, and Mr. Mosley. The Nominating and Corporate Governance Committee helps ensure that the board governance system performs well, with specific responsibility for making recommendations to the full Board on Board organization and procedures, performance evaluation of the Board and individual directors, and nomination of directors.

Board Charters

The Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee have adopted Charters with respect to their governance and operation.

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

None of our executive officers served as a member of the Board of Directors or the compensation committee of any entity that has one or more executive officers serving on our Board of Directors or on the compensation committee of our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website at http://www.rockenergyresources.com.  We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

We were originally incorporated in Delaware and at December 31, 2008, we had only two officers.  The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to the Company or Rock Energy for the two years ended December 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rocky V. Emery, Chairman of the Board and CEO	2008	248,500	--	--	--	--	--	--	248,500
Tom S. Elliott, Chief Operating Officer	2008	253,500	-- --	-- --	-- --	-- --		-- --	253,500
Allan J. Smedstad, Secretary/Treasurer	2008	94,166	--	--	--	--	--	--	94,166

Mark G. Harrington, Vice Chairman of the Board	2008	92,000	--	--	--	--	--	--	92,000

Note: Due to the severe downturn in the price of oil and natural gas, during the last quarter of  2008 and the first four months of 2009, management has reduced their salaries to only cover health insurance.

We currently pay the following annual salaries to our executive officers although Mr. Emery and Mr. Harrington’s salary has been deferred since October 2008 and Messrs. Smedstad and Elliott’s since January 2009:

Name	Annual Salary

Rocky V. Emery	$330,000
Tom S. Elliott	$280,000
Allan J. Smedstad	$120,000
Mark G Harrington	$180,000

Employment Agreements

We have employment agreements with the following three executives:

Rocky V. Emery, Chairman and CEO, beginning June 30, 2008 and running for two years that pays him $330,000 per year;

Tom S. Elliott, COO, beginning June 30, 2008 and running for two years that pays him $270,000 per year;

Mark G. Harrington, Vice-Chairman, beginning May, 2008 and running for two years that pays him $180,000 per year.

We entered into employment agreements with: (1) Rocky V. Emery, dated as of June 30, 2008, relating to his capacity as Chairman and Chief Executive Officer; (2) Mark G. Harrington, dated as of April 28, 2008, relating to his capacity as Vice-Chairman of the Board of Directors; and (3) Tom S. Elliott, effective as of July 1, 2008, relating to his capacity as Chief Operating Officer and President. Each of these employment agreements provides for an initial term of two years, and is renewable for successive additional one-year terms. Mr. Emery’s employment agreement provides for a base salary of $330,000; Mr. Elliott’s employment agreement provides for a base salary of $280,000 together with a grant of 250,000 shares of our Common Stock; and Mr. Harrington’s agreement provides for a base salary of $180,000 and a signing bonus of $30,000, together with a grant of 500,000 shares of our Common Stock (subject to a repurchase right) and options to purchase an additional 750,000 shares of our Common Stock. Each of the employment agreements provides for yearly compensation review, discretionary bonuses, expense reimbursement, and participation in all employee bonus plans, stock option plans, group insurance policies, and other benefit plans.

Upon termination of either  Mr. Emery’s or Mr. Harrington’s employment agreement—either by us without cause or by Mr. Emery or Mr. Harrington for good reason (as those terms are defined in the employment agreement)—Mr. Emery or Mr. Harrington is entitled to: all earned but unpaid base salary; payment for all accrued but unused vacation time; pro-rated payment of any annual bonus that would have been due at the end of the fiscal year in which the termination occurred; and any remaining base salary to be paid through the end of the initial two-year term, up to an aggregate amount equal to their annual base salary.  Upon termination of Mr. Elliott’s employment agreement by us, with or without cause, Mr. Elliott is entitled to receive an aggregate amount equal to 2.99 times his base salary.

Stock Option Grants

We had not granted any stock options or other equity awards at December 31, 2008 to any of the executive officers or directors.

Subsequent to December 31, 2008, we made grants of restricted stock, stock options and warrants to our executive officers as follows:

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards (3)($/Sh)
		(#)	(#)
Mark G. Harrington, Vice-Chairman	May-08	500,000	750,000	$3.00

In the fourth quarter of 2008, Mr. Harrington returned such share and options.

Outstanding Equity Awards at Fiscal Year-End

At December 31, 2008, we had no outstanding equity awards to any of our named executive officers.

Compensation of Directors

Directors are currently paid (i) a quarterly retainer of $6,000, (ii) $1,500 for each Board or committee meeting attended, (iii) $2,500 quarterly for chairmanship of a committee, (iv) $500 for each telephonic board or committee meeting attended, and (v) reimbursement of expenses advanced. Since the first quarter of 2008, all directors fees have been accrued.

In addition, each independent director will receive 10,000 shares of common stock per year, with immediate vesting at the beginning of each calendar year, commencing in 2008.  In January 2008, we also agreed to grant each independent director a onetime grant for joining our board in the amount of 120,000 shares, vesting pro rata over 4 years.

Security Ownership Of Executive Officers, Directors And

Beneficial Owners Of Greater Than 10% Of Our Common Stock

The following table sets forth certain information with respect to the ownership of our Common Stock as of the date hereof, by (i) each person who is known by us to own of record or beneficially more than 10% of our Common Stock, (ii) each of our directors and officers and all officers and directors as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members.  As of the date April 27, 2009 we have 69,028,699 shares outstanding.

Name and Address	Number of Shares	Percent of Class
Rocky V. Emery 2607 Sara Ridge Lane Katy, TX 77450	9,616,345	13.93%

Mark G. Harrington 16 River Hollow Houston, TX 77027	-0-	-0-

Tom S. Elliott 8023 Oakwood Ct. W. Houston, TX 77040	383,363	0.56%*

William F. Mosley 7505 Shadyvilla Ln. Houston, TX 77055	756,389	1.10%

Terrence J. Dunne 601 S. Main, Suite 1017 Spokane, WA 99201	278,667	0.40%*

Stephen J. Warner 400 N. Flagler Dr. #1601 West Palm Beach, FL 33401	143,762	0.20%*

Allan J. Smedstad 22751 Cascade Springs Dr. Katy, TX 77494	702,831	1.01%

J. D. McGraw 6406 Olympia Dr. Houston, TX 77057	0	0%*

Tim R. Lindsey 18331 Langsbury Drive Houston, TX 77084	0	0%*
Mort Topfer, and Castletop Capital Petro and Castletop Management c/o Alan Topfer, Managing Dir. 3600 N. Capitol of Texas Hwy. Austin, TX 78746	8,721,485	12.63%
Total of all Officers, Directors and Beneficial Owners of greater than 10% as a group (11 persons)	20,602,842	29.85%

*	Denotes ownership of less than 1%.

(1)
Beneficial ownership is determined in accordance with the SEC’s rules. In computing percentage ownership of each person, shares of common stock subject to options held by that person that are currently exercisable, or exercisable within 60 days of the date hereof, are deemed to be beneficially owned. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of each other person. The percentage of shares beneficially owned is based upon 69,028,699 shares of common stock outstanding as of the date hereof.

(2)	Includes currently exercisable warrants to purchase 750,000 shares of our Common Stock at an exercise price of $3.00 per share.

ITEM 13.                                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the twelve months ended  December 31, 2008, Rock had the following related party debt transactions:

·
A director loaned $822,000 to Rock due on September 30, 2008.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000. As of December 31, 2008, we had issued 100,000 of these shares valued at $145,000.

·	Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 which has been repaid.
·	Rocky Emery, CEO, loaned $600,000 to Rock and was repaid.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Malone & Bailey, P.C. as our independent accountants to perform the audit for the year ended December 31, 2008. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Malone & Bailey’s independence.

Audit Fees

The aggregate fees billed by Malone & Bailey, P.C. in 2008 for professional services rendered for the year ended December 31, 2008 were:

Audit Fees	$137,998
Tax Fees	$-0-
Other Fees	$-0-

The aggregate fees billed by DeCoria Maichel & Teague for professional services rendered for the year ended December 31, 2008 were:

Audit Fees	$4,542
Tax Fees	$0
Other Fees	$0

All Other Fees

There were no fees billed by either firm during the last two fiscal years for products and services, other than those services reported above.

ITEM 15.                                EXHIBITS

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of registrant(1)
10.1	Asset Purchase Agreement between Hanover Gold Company, Inc. and Rock Energy Partners L.P(2)
10.2	Administrative Services Agreement with 4R Oil and Gas, LLC(2)
10.3	Base Working Interest Purchase Agreement with SMP(2)
10.4	Option to Purchase Additional Working Interests with SMP(2)
10.5	Form of Hanover Stockholder Lock-Up Agreement(2)
10.6	Consulting Agreement with Weston Capital Quest Corporation(2)
10.7	Consulting Agreement with Source Capital Group(2)
10.8	Stock Purchase Agreement (Perm Energy Advisers, Inc)
10.9	Registration Rights Agreement (Perm Energy Advisers, Inc)

10.10	Voting Agreement (Perm Energy Advisers, Inc)
10.11	Warrant Certificate (Perm Energy Advisers, Inc)
14.1	2008 Code of Ethics for Senior Management
99.1	Audit Committee Charter
99.2	Compensation Committee Charter

(1)	Filed as an exhibit to the registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 28, 2009.

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director

By	/s/ Allan J. Smedstad
Allan J. Smedstad
Secretary/Treasurer

By	/s/ Mark G. Harrington
Mark G. Harrington
Vice Chairman of the Board

By	/s/ Tom S. Elliott
Tom S. Elliott
Chief Operating Officer and Director

By	/s/ William F. Mosley
William F. Mosley
Director

By	/s/ Stephen J. Warren
Stephen J. Warren
Director

By	/s/ Terrence J. Dunne
Terrence J. Dunne
Director

By	/s/J.D. McGraw
J.D. McGraw
Director

By	/s/Tim R. Lindsey
Tim R. Lindsey
Director