Form 10-K/A
Rock Energy Resources, Inc.
filed 2009-05-18
CIK 778165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No.1

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

YES  ☒           NO  ☐

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
          Large accelerated filer ☐                     Accelerated filer   ☒
          Non-accelerated filer    ☐                    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act),

YES  ☐           NO  ☒

Aggregate market value of voting stock held by non-affiliates: $4,842,586 as of May 13, 2009.

As of  May 15, 2009, the Company had 69,028,699 shares of its $.0001 par value common stock issued and outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-K/A to its annual report on Form 10-K for the year ended December 31, 2008, originally filed April 30, 2009, for the addition of items 7, 8 and 9 which were previously omitted.

Index to Rock Energy Resources, Inc. 2008 Form 10-K/A

Cautionary Note Regarding Forward-Looking Statements

Forward-Looking Information

We make forward-looking statements throughout this report and the documents included or incorporated by reference in this prospectus.  Whenever you read a statement that is not simply a statement of historical fact (such as statements including words like “believe,” “expect,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “could,” “potentially” or similar expressions), you must remember that these are forward-looking statements, and that our expectations may not be correct, even though we believe they are reasonable.  The forward-looking information contained in this prospectus or in the documents included or incorporated by reference in this prospectus is generally located in the material set forth under the headings “Risk Factors,” “Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well.  These forward-looking statements generally relate to our plans and objectives for future operations and are based upon our management’s reasonable estimates of future results or trends.  These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. In evaluating forward-looking statements, you should carefully consider the risks and uncertainties described in “Risk Factors” and elsewhere in this document and such risk factors  include, among others, the following:

•	our success in development, exploitation and exploration activities;

•	our ability to make planned capital expenditures;

•	declines in our production of oil and gas;

•	prices for oil and gas;

•	our ability to raise capital;

•	political and economic conditions in oil producing countries, especially those in the Middle East;

•	price and availability of alternative fuels;

•	our acquisition and divestiture activities;

•	weather conditions and events;

•	the proximity, capacity, cost and availability of pipelines and other transportation facilities; and

•	other factors discussed elsewhere in this prospectus and the documents incorporated by reference in this prospectus.

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

PART I

ITEM 1.                 DESCRIPTION OF BUSINESS

Corporate History

Rock Energy Resources, Inc. (“the Company”) was formed on April 16, 2004 as a Delaware limited partnership  and  is engaged in the acquisition, exploration, and development of onshore properties in the United States for the production of crude oil, condensates and natural gas. The Company’s properties are located in Texas and California.  The produced condensate and natural gas are sold to petroleum marketers.

On January 2, 2008, we entered into a share exchange agreement (“REP Asset Purchase”) with Hanover Gold, Inc.  and exchanged all of our outstanding limited and general partnership units for 54,374,849 of the outstanding common stock of Hanover Gold, Inc.  Rock Energy Resources, Inc. was the accounting acquirer in this transaction.  We also issued 3,746,517 shares to two consultants who assisted us in the transaction and  paid a cash consulting fee of $625,000.  Prior to the transaction, Hanover Gold, Inc. had 4,378,634 common shares outstanding, all of which were kept by the original shareholders.  All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc., to Rock Energy Resources, Inc.

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

We are a Houston, Texas-based independent oil and natural gas company engaged in the exploration, production, development and exploration of natural gas and crude oil properties. At December 31, 2008, our oil and gas properties had total proved net oil reserves of 9,970 barrels and total proved net natural gas reserves of 446,455 Mcf. The discounted value of our future net cash flows on our properties amounted to $2.071 million at December 31, 2008.

We acquire, drill for, produce and sell natural gas, natural gas liquids and crude oil currently from two locations, the Wilcox trend in Colorado County  Texas and an emerging resource (diatomite) trend in Santa Barbara County, California.

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

Natural Gas Projects

Garwood Field.

Our natural gas projects are currently focused in the Wilcox trend in South Texas.  More specifically, we own an 84% W.I. in the Pintail #1 well, 100% working interest before payout (84% after payout) in the Pintail Flats #1 well, 100% W.I. in the Kallina #46-1 well, and 100% working interest in the remaining undeveloped acreage  in the Garwood Field, a 1,650-acre leasehold in Colorado County, Texas.  An independent oil and gas advisory firm, has estimated that proven, probable and possible (3P) reserves in the Garwood field exceed 37.5 BCFE of natural gas net to our interest as of December 31, 2007.

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

Oil Projects

In partnership with Santa Maria Pacific, LLC, or SMP, our Company is engaged in producing oil from the Diatomite and Monterey formations in the Orcutt field and from the NW Casmalia Diatomite field located in the Santa Maria Basin in Central California.  As of December 31, 2008, we hold a 7.0% ownership stake in the Orcutt field with a combined leasehold of approximately 4,000 acres.  Subsequent to the end of the second quarter of 2008, we were assigned a 7% working interest in both the Orcutt and NW Casmalia projects consequent to our payments totaling $6.3 million from January 1 through July 22, 2008.  Our payments made to SMP have funded the development of the two project areas.

Orcutt Field.

In Orcutt, we have 4,000 acres with both Diatomite and Monterey production underway.   During the fiscal year, our 7.0% working interest in the Orcutt leasehold Monterey production is averaging 14.5 Net BOEPD.  Our Diatomite resource base in Orcutt has 1200 probable/possible acres.  In the second half of 2008, the operator successfully pilot steamed three wells in Orcutt.

NW Casmalia Field

Rock Energy’s NW Casmalia project comprises an 8,000-acre leasehold representing 1200 probable and possible acres.  With over $30 million in infrastructure already in place on Casmalia, we expect to begin cyclic steaming operations in the Opal A Diatomite formation underlying the site in 2009.

Exploratory and Developmental Acreage

Our principal oil and gas properties consist of non-producing and producing oil and gas leases, including reserves of oil and gas in place. The following table indicates our interest in developed and undeveloped acreage and fee mineral acreage as of December 31, 2008:

	Developed Acreage		Undeveloped Acreage		Fee Mineral Acreage
	Gross Acres	Net Acres	Gross Acres	Net Acres	Gross Acres	Net Acres	Total Net Acres
Texas	120.00	108.60	3,270.55	1,076.51	0.00	0.00	1,185.11
California	800.00	36.00	3,200.00	144.00	0.00	0.00	180.00
Total	920.00	144.60	6,470.55	1,220.51	0.00	0.00	1,365.11

Productive Wells

The following table sets forth our total gross and net productive wells expressed separately for oil and gas, as of December 31, 2008:

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

 We have insufficient working capital to fund most of our planned development and most of our other exploratory drilling opportunities. We have operating and liquidity concerns due to our significant net losses and negative cash flows from operations. As a result of these and other factors, our independent registered public accountants indicated in their report on our financial statements  that there is substantial doubt about our ability to continue as a going concern if we are unsuccessful in raising additional capital.

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

Our executive officers, directors  and 10% or greater stockholders own 20,602,842 shares of our common stock or approximately 29.85% of our outstanding common stock as of May 15, 2009. Accordingly, these individuals may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.

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

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF  OPERATIONS

The following discussion will assist you in understanding our financial position, liquidity and results of operations. The information below should be read in conjunction with the consolidated financial statements and the related notes to consolidated financial statements. Our discussion contains both historical and forward-looking information. We assess the risks and uncertainties about our business, long-term strategy and financial condition before we make any forward-looking statements but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning results of future exploration, exploitation, development and acquisition expenditures as well as expense and reserve levels are forward-looking statements. We make assumptions about commodity prices, drilling results, production costs, administrative expenses and interest costs that we believe are reasonable based on currently available information.

Critical Estimates and Critical Accounting Policies

Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Cash and cash equivalent — Highly liquid investments with original maturities of less than three months are considered cash equivalents and are stated at cost which approximates market value.

Oil and gas exploration and development —Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs —Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption oil and gas properties. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

Exploratory costs —Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry hole costs. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.

Development costs —Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

Depletion and amortization —Leasehold costs and capitalized exploratory costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

Capitalized interest — Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

Depreciation and amortization — The cost of property, plant and equipment that are not utilized in oil and gas producing activities, including furniture, fixtures, computer hardware and software, and vehicles, is capitalized and depreciated using the straight-line method over their useful lives. The estimated useful lives of these assets are three to five years.

Impairment of properties, plants and equipment —Proved oil and natural gas properties and related equipment and facilities are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset.  Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized.

Asset Retirement Obligations and Environmental Costs —The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset.

Share-Based Compensation — The Company accounts for compensation cost for stock option plans and share-based payments to employees in accordance with SFAS No. 123R.  The Company accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF 00-19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00-19, the instrument is evaluated under EITF 98-5 and EITF 00-27 for consideration of any beneficial conversion feature.

Revenue Recognition —Revenues associated with sales of crude oil, natural gas, and natural gas liquids are recognized using the sales method. Under the sales method, revenue is recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs. Revenues from the production of natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period.

Income taxes — Prior to January 3, 2008, the company was a partnership and accordingly did not record an income tax provision for periods prior to this date as all items of income and expense were allocated to the partners on the basis of partnership ownership.
After January 3, 2008, the Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

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

Working Capital Deficit.  At December 31, 2008, our current liabilities of approximately $14,793,104 exceeded our current assets of $130,901 thus resulting in a working capital deficit of $14,662,203.  Current liabilities at December 31, 2008 consisted of accounts payable and accrued liabilities of $874,438, notes payable to related parties of $842,000, notes payable to non-related parties of $10,635,873 and accrued interest of $2,440,793.

Capital Expenditures.  Capital expenditures and advances for oil and gas properties during the twelve months of 2008 were approximately $7,200,000 compared to approximately $5,200,000 during the same period of 2007.  Essentially all of the capital expenditures for both periods were made as part of our on-going investment program in the Orcutt field in California.

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

Sources of Capital:  The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table:

	Year Ended December 31,
	2008	2007
Net Cash (Used in) or Provided by
Operating activities	$(2,526,821)	$(1,792,900)
Investing activities	(6,573,766)	(5,194,091)
Financing activities	8,907,773	7,197,789
Net change in cash	$(192,814)	$210,798

Operating activities during the year ended December 31, 2008 used $2,526,821 of cash compared to $1,792,900 in the same period in 2007.  This increased cash deficit spending was primarily related to the efforts to become a publicly held company and to continue to raise the funds necessary to complete our investment program in the Orcutt field in California.  Substantially all of the funds used in investing activities for both periods in 2008 and 2007 were to increase our investment in the Orcutt field.  Net cash provided by financing activities during the year ended December 31, 2008 included $6,165,773 raised from the sale of stock, with $7,382,281 raised from the sale of partnership units during the same period in 2007.  In addition, in 2008 funds were raised by increased borrowings of $1,745,000 of third party debt and a net increase of $842,000 of related party debt borrowings.

Future Capital Resources:  Our continued existence as a going concern is dependent upon several factors including our current capital formation initiatives and our ability to successfully pursue our exploration and development activities.  We cannot assure you that we will be successful in securing any other financing or that our exploration and development activities will be successful.

Since the beginning of 2008, we have funded our operations primarily with funds received in the form of short term loans and through the sale of equity securities.

During the year ended December 31, 2008, Rock was loaned the following from related parties:

•	A director loaned $822,000 to Rock due on November 30, 2008 and unsecured. As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.
•	Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid. As interest on the loans Cahaba will receive 550,000 shares valued at $798,600.
•	Mr. Rocky V. Emery, CEO, loaned $620,000 to Rock and was repaid $600,000 at December 31, 2008. No interest or stock is associated with this transaction.
.

In addition, during the year ended December 31, 2008, Rock was loaned the following from third parties:

•	$1,000,000 due on July 15, 2008 and unsecured. As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,800
•	$250,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder will receive 100,000 shares of common stock valued at $145,200
•	$300,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder will receive 120,000 shares of common stock valued at $174,240
•	$70,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 33,000 shares of common stock valued at $47,916
•	$25,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 10,000 shares of common stock valued at $14,520
•	$100,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 40,000 shares of common stock valued at $58,080

In addition, in October, 2008, we sold 155 shares of our Series A Preferred Stock to four individuals for a total net proceeds of $155,000.   Each share of preferred stock is convertible into 1,000 shares of common stock, accumulates dividends at 8%, is not redeemable and has voting rights equal to its common stock equivalent.  In the event the Common Stock is listed on a national securities exchange and the price per share equals or exceeds $2.00 per share for at least 20 consecutive trading days, the Company has the right to force conversion the Series A Preferred Stock to Common Stock.  As of December 31, 2008, approximately $3,000 in dividends had accumulated on the preferred stock, none of which were declared or paid during 2008.

Between January 1, 2008 and December 31, 2008, we sold 3,808,426 shares of our common stock at $1.68 per share for $6,381,453 to a number of accredited investors in reliance upon the exemption set forth in Rule 506 promulgated under the Securities Act.  These investors also received one warrant exercisable at $1.68 per share for each five shares purchased.

Rock’s sources of capital going forward will primarily be cash from operating activities, cash on hand, and, if an appropriate opportunity presents itself, proceeds from loans or sales of debt or equity securities. For the year ended December 31, 2008, operating activities used approximately $2,526,821 and at December 31, 2008, we had approximately $18,663 of cash.  Our cash flow from operations depends heavily on the prevailing prices of oil and gas and our production volumes.  Future natural gas and crude oil price declines would have a material adverse effect on our overall results, and therefore, our liquidity.  Falling natural gas and crude oil prices could also negatively affect our ability to raise capital on terms favorable to us or at all.  Our cash flow from operations will also depend upon the volume of oil and gas we produce.  Our production volumes will decrease as a result of natural field declines.  To offset this loss, we must be successful in our exploration and development activities.

We will need to secure external capital in order to pay our operating expenses and make our planned capital expenditures. Our capital budget for 2009 in the Wilcox trend is currently suspended due to capital constraints. We cannot assure you that we will be able to successfully raise the capital necessary to fund our business plan.

On March 31, 2008, we entered into a stock purchase agreement which we refer to as the Perm Agreement, with Perm Energy Advisors, LP, which we refer to as Perm, under which we agreed to sell Perm up to 30% of our fully diluted outstanding common stock for $1.68 per share or a total of approximately $40,000,000 representing 23,809,523 shares of common stock.  As of December 31, 2008, we do not believe Perm Energy Advisors will perform on its agreement. We are in discussions to terminate this arrangement with Perm.

The following table summarized our contractual obligations and commercial commitments as of December 31, 2008:

Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Debt and interest	$ 11,477,873	$ 11,477,873	$ -	$ -	$ -
Office Lease	525,344	-	525,344	-	-
Total	$ 12,003,217	$ 11,477,873	$ 525,344	$ -	$ -

Results of Operations

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenue and Production Taxes

Oil and gas revenues for the year ended December 31, 2008 were $672,319 versus $1,072,389 for the year ended December 31, 2007.  The natural decline of production from our Garwood field is one reason, and, furthermore, gas and condensate production from one of the wells in the Garwood field was off production for re-completion work that took place during the first quarter of 2008.  During the third quarter, we successfully recompleted the Pintail #1 well.  The decrease in revenue from the Garwood field was partially offset by increased oil production and higher oil prices and an increase at the start of July in our working interests in the Orcutt field in California.

Production taxes decreased 63% in line with the reduction in revenues discussed above. Tax rates applicable to the Garwood properties in Texas are 4.6% on condensate and 7.5% on gas revenues.  There is no tax on production in the state of California.

Lease Operating Expenses

Our lease operating expense increased 142% from 2007 to 2008.  The increase is primarily attributable to our increased ownership in the Orcutt field.

Exploration Expense

Exploration expense in 2007 is primarily delay rentals payments we were required to make to property owners due to our inability to fund drilling operations on acreage we have under lease in Starr and Colorado counties in Texas.  We had no similar expenses in 2008.

Impairment of Unproved Oil and Gas Properties

In 2007 we impaired acreage in Garwood and Bob West having a combined value of $858,122 which expired in the 1st quarter of 2008.  We have secured new leases subsequent to these expirations on some of the acreage.  Additionally, we paid $450,000 in 2007 related to the NW Casmalia project which was forfeited for failure to meet additional option payments and   we decided to discontinue activity in the Borden area in 2007 and wrote-off $40,075 related to this project.  In 2008, we impaired $30,164 related to expired acreage in Starr County.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization expense decreased from $2,049,857 in the year ended December 31, 2007 to $500,769 for the same period  of 2008.  The decrease is due to lower production from the Garwood field in 2008 compared to 2007.

General and Administrative Expense

General and administrative expense increased to $4,731,888 in 2008 versus $2,042,382 in 2007.  General and administrative expense increased in 2008 relative to 2007 because of increased salaries and wages, investor relation expenses, and stock based compensation, all associated with becoming a public company.  Included in this category of expenses is $1,213,000 of non-cash stock based compensation to Mr. Mark G. Harrington.  During the second quarter Mr. Harrington agreed to become our Vice Chairman of the Board of Directors.  The calculation of the value of stock based compensation was based on a Black-Scholes model that imputed a 141% volatility index to the value of certain warrants.

Interest Expense

Interest expense was $565,801 in fiscal 2008 versus $645,187 in fiscal 2007. Total interest costs incurred increased due to the bridge financing costs, but the costs that were expensed were less because we capitalized interest costs associated with the costs of the unproved property development.  The amount of interest costs capitalized in the twelve months ended December 31, 2008 was $2,699,378.

Net Loss from Operations

We generated a net operating loss of $5,650,147 in 2008 as compared to a loss of $5,394,270 in 2007.  The increase in the net loss from operations is directly related to higher General and Administrative Expense as noted above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Rock Energy Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Rock Energy Resources, Inc. ( the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and partners’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock Energy Resources, Inc.,  as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We are also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria), and our report dated May 18, 2009 expressed disclaimer of  an opinion thereon.

/s/ MALONE & BAILEY, PC

www.malone-bailey.com
Houston, Texas

May 18, 2009

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATAROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$18,663	$211,477
Accounts receivable, trade	26,421	207,502
Deposits	—	575,000
Prepaid and other assets	85,817	26,300
Total Current Assets	130,901	1,020,279

Oil & Gas Properties, successful efforts accounting
Proved properties, net of accumulated depletion of $9,974,740 & $9,491,888	460,302	564,406
Unproved properties	11,094,785	5,456,813

Property and equipment, net of accumulated depreciation of $68,664 & $50,746	29,684	9,312
Prepaid joint interest billing to operator	4,308,043	—
TOTAL ASSETS	$16,023,715	$7,050,810

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$874,438	$180,809
Accrued interest	2,440,793	1,500,838
Notes payable	10,635,873	9,013,150
Notes payable, related parties	842,000	—
Total Current Liabilities	14,793,104	10,694,797
Long-Term Liabilities
Asset Retirement Obligation	184,348	154,840
Total Liabilities	14,977,452	10,849,637

Equity (Deficit)
Partners’ capital	—	31,687,978
Series A Convertible Non-Redeemable Preferred Stock, $.0001 par value, 10,000,000 shares authorized, 155 issued and outstanding, $1,000 per share liquidation preference	-	-
Common Stock: 500,000,000 shares of $.0001 par value authorized; 68,518,223 issued and outstanding	6,852	—
Additional paid in capital	42,176,363	—
Accumulated deficit	(41,136,952)	(35,486,805)
Total equity (deficit)	1,046,263	(3,798,827)
Total liabilities and equity (deficit)	$16,023,715	$7,050,810

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31,	December 31,
	2008	2007

REVENUES:
Oil and gas	$627,319	$1,072,388

OPERATING EXPENSES:
Lease operating expense	412,397	170,518
Production taxes	28,043	76,499
Exploration expense	-	125,889
Accretion of asset retirement obligation	8,404	8,129
Lease impairment and abandonments	30,164	1,348,197
Depletion, depreciation and amortization	500,769	2,049,857
General and administrative	4,731,888	2,042,382
Total operating expenses	5,711,665	5,821,471
LOSS FROM OPERATIONS	(5,084,346)	(4,749,083)

OTHER INCOME (EXPENSES):
Interest expense	(565,801)	(645,187)

Net loss	(5,650,147)	(5,394,270)

Deemed dividend on preferred stock	(155,000)	-

Net loss attributable to common shareholders	$(5,805,147)	$(5,394,270)

Net loss attributable to common shareholders per share of common stock or partner units
Basic and diluted	$(0.09)	$(0.08)

Weighted average shares or units outstanding:
Basic and diluted	65,237,840	48,203,566

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND PARTNERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2008

	Limited Partnership		General Partnership
	Contributions		Contributions			Preferred Stock		Common Stock			Accumulated
	Units	Amount	Units		Amount	Shares	Par	Shares	Par	APIC	Deficit	Total
BALANCE, December 31, 2006	119,088,926	$$23,923,187	100		$ 10	-	$ -	-	$ -	$ -	$ (30,092,535)	$ (6,169,338)

Capital contributions	51,115,301	7,382,281	-		-	-	-	-	-	-	-	7,382,281

Partnership units issued for services	-	382,500	-		-	-	-	-	-	-	-	382,500

Net loss	-	-	-		-	-	-	-	-	-	(5,394,270)	(5,394,270)

BALANCE, December 31, 2007	170,204,227	$$31,687,968	100		$10	-	-	—	$ —	$ —	$ (35,486,805)	$ (3,798,827)

Common stock issued for partnership units	(170,204,227)	(31,687,968)	(100)		(10)	-	-	54,374,849	5,437	31,682,541	—	—

Common stock issued to shareholders prior to REP Asset Purchase	—	—	—	—	—	-	-	4,378,634	438	(438)	—	—

Common stock issued to placement agent for REP Asset Purchase	—	—	—	—	—	-	-	3,746,517	375	(375)	—	—

Fees paid to placement agent for REP Asset Purchase	—	—	—	—	—	-	-	—	—	(575,000)	—	(575,000)

Net assets acquired in REP Asset Purchase	—	—	—	—	—	-	-	—	—	628,345	—	628,345

Common stock issued for cash	—	—	—	—	—	-	-	3,808,426	381	6,381,072	—	6,381,453

Fees paid to placement agent for stock for cash transactions	—	—	—	—	—	-	-	—	—	(215,680)	—	(215,680)

Common stock issued for services	—	—	—	—	—	-	-	558,793	56	810,234	—	810,290

Common stock issued for settlement of debt	—	—	—	—	—	-	-	281,004	28	472,059	—	472,087

Common stock option & warrant expense	—	—	—	—	—	-	-	—	—	649,047	—	649,047

Common stock issued for interest on bridge loans	—	—	—	—	—	-	-	1,370,000	137	2,189,558	—	2,189,695

Preferred stock issued for cash	-	-	-		-	155	-	-	-	155,000	-	155,000

Beneficial conversion feature related to preferred stock	-	-	-		-	-	-	-	-	155,000	-	155,000

Deemed dividend from beneficial conversion feature on preferred stock	-	-	-		-	-	-	-	-	(155,000)	-	(155,000)

Net loss	—	—	—		—			—	—	—	(5,650,147)	(5,650,147)

BALANCE, December 31, 2008	—	$ $ —	—		$—	155	-	68,518,223	6,852	42,176,363	(41,136,952)	1,046,263

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(5,650,147)	$(5,394,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion & Amortization	500,769	2,049,857
ARO accretion	8,404	8,129
Lease impairment and abandonments	30,164	1,348,862
Common stock or partnership units issued for services	810,290	382,500
Common stock option and warrant expense	649,047	—
Common stock issued for interest expense	340,599	—
Changes in assets and liabilities:
Accounts receivable, trade	181,081	157,641
Prepaid expenses and other assets	(47,600)	(573,200)
Accounts payable – related party	—	(57,463)
Accounts payable and accrued liabilities	650,572	285,044
NET CASH USED IN OPERATING ACTIVITIES	(2,526,821)	(1,792,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and advances for oil and gas properties	(7,159,266)	(5,194,091)
Cash acquired in reverse merger, REP Asset Purchase	623,789	—
Purchase of fixed assets	(38,289)	—
NET CASH USED IN INVESTING ACTIVITIES	(6,573,766)	(5,194,091)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock or partnership units, net of offering costs	6,165,773	7,382,281
Proceeds from sale of preferred stock	155,000	-
Borrowings of third party debt	1,745,000	—
Payments of third party debt	-	(184,492)
Borrowings of related party debt	2,192,000	—
Payments of related party debt	(1,350,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,907,773	7,197,789

Net change in cash	(192,814)	210,798
Cash and cash equivalents at beginning of period	211,477	679
Cash and cash equivalents at end of period	$18,663	$211,477

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$—	$300,000
Cash paid for income taxes:	$—	$—

Non-cash investing and financing activities:
Common stock issued to placement agent for REP Asset Purchase	375	—
Fees paid to placement agent for REP Asset Purchase	575,000	—
Net assets acquired in REP Asset Purchase	4,556	—
Capital expenditures in accounts payable	197,456	-
ARO – Change in estimate	21,104	21,172
Capitalized interest	2,699,378	395,336
Common stock issued for settlement of debt	472,087	—
Oil and gas note payable to Sector Capital	277,723	183,150
Beneficial conversion feature related to preferred stock	155,000	-

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2008 and 2007

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rock Energy Resources, Inc. (“the Company”) was formed on April 16, 2004 as a Delaware limited partnership  and  is engaged in the acquisition, exploration, and development of onshore properties in the United States for the production of crude oil, condensates and natural gas. The Company’s properties are located in Texas and California.  The produced condensate and natural gas are sold to petroleum marketers.

On January 2, 2008, we entered into a share exchange agreement (“REP Asset Purchase”) with Hanover Gold, Inc.  and exchanged all of our outstanding limited and general partnership units for 54,374,849 of the outstanding common stock of Hanover Gold, Inc.  Rock Energy Resources, Inc. was the accounting acquirer in this transaction.  We also issued 3,746,517 shares to two consultants who assisted us in the transaction and  paid a cash consulting fee of $625,000.  Prior to the transaction, Hanover Gold, Inc. had 4,378,634 common shares outstanding, all of which were kept by the original shareholders.  All common stock information contained herein reflects a one share for eight shares reverse stock split effective February 19, 2008.  On the same date, we changed our name from Hanover Gold Company, Inc., to Rock Energy Resources, Inc.  As a result of recapitalization following this reverse merger, Rock Energy Resources, Inc. became the operating company and the business plan associated with Hanover Gold, Inc. prior to the transaction was abandoned.  All information in the consolidated financial statements as of and for the year ended December 31, 2007 relates to the historical operations of Rock Energy Resources, Inc.

Principles of consolidation — During 2007, the consolidated financial statements included the accounts of REP and its majority-owned subsidiary REPO for which REP possessed the right to participate in significant management decisions. 4R Oil and Gas L.L.C. was the general partner of both REP and REPO and held a 0.01% interest in REPO.  REP used proportionate consolidation to account for its interest in REPO. As a result, substantially all of REPO’s accounts are reflected in the consolidated financial statements of REP.  Significant intercompany balances and transactions have been eliminated in consolidation.  During 2008, the financial statements include the results of Rock Energy Resources, Inc.

Use of estimates —The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Cash and cash equivalent — Highly liquid investments with original maturities of less than three months are considered cash equivalents and are stated at cost which approximates market value.

Oil and gas exploration and development —Oil and gas exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs —Oil and gas leasehold acquisition costs are capitalized and included in the balance sheet caption oil and gas properties. Leasehold impairment is recognized based on exploratory experience and management’s judgment. Upon discovery of commercial reserves, leasehold costs are transferred to proved properties.

Exploratory costs —Geological and geophysical costs and the costs of carrying and retaining unproved properties are expensed as incurred. Exploratory well costs are capitalized on the balance sheet pending further evaluation of whether economically recoverable reserves have been found. If economically recoverable reserves are not found, exploratory well costs are expensed as dry hole costs. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made.

Development costs —Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized.

Depletion and amortization —Leasehold costs and capitalized exploratory costs of producing properties are depleted using the unit-of-production method based on estimated proved oil and gas reserves. Amortization of intangible development costs is based on the unit-of-production method using estimated proved developed oil and gas reserves.

Capitalized interest — Interest from external borrowings is capitalized on major projects with an expected construction period of one year or longer. Capitalized interest is added to the cost of the underlying asset and is amortized over the useful lives of the assets in the same manner as the underlying assets.

Depreciation and amortization — The cost of property, plant and equipment that are not utilized in oil and gas producing activities, including furniture, fixtures, computer hardware and software, and vehicles, is capitalized and depreciated using the straight-line method over their useful lives. The estimated useful lives of these assets are three to five years.

Impairment of properties, plants and equipment —Proved oil and natural gas properties and related equipment and facilities are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset.  Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized.

Maintenance and Repairs —The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

Asset Retirement Obligations and Environmental Costs —The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset.

Share-Based Compensation — The Company accounts for compensation cost for stock option plans and share-based payments to employees in accordance with SFAS No. 123R.  The Company accounts for share based payments to non-employees in accordance with EITF 96-18 “Accounting for Equity Instruments Issued to Non-Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under paragraph 12 of SFAS 133 and EITF 00-19 to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under SFAS 133 and EITF 00-19, the instrument is evaluated under EITF 98-5 and EITF 00-27 for consideration of any beneficial conversion feature.

Revenue Recognition —Revenues associated with sales of crude oil, natural gas, and natural gas liquids are recognized using the sales method. Under the sales method, revenue is recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs. Revenues from the production of natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period.

Income taxes — Prior to January 3, 2008, the company was a partnership and accordingly did not record an income tax provision for periods prior to this date as all items of income and expense were allocated to the partners on the basis of partnership ownership.
After January 3, 2008, the Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Loss per share - Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during 2008 and the weighted average number of partnership units outstanding during 2007. Potentially dilutive options that were outstanding during 2008 and 2007 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2008 and 2007.

Recently issued accounting pronouncements — We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Fair value of financial instruments — The carrying values of receivables, payables, marketable securities and short-term obligations approximate their fair value due to their short-term maturities. The estimated fair values of marketable securities were based on quoted market prices for the same or materially similar issues, or the current rates offered to the Company for issues with the same maturities.

Reclassifications - We have reclassified certain prior-year amounts to conform to the current year’s presentation.

NOTE 2 — GOING CONCERN

The Company incurred a net loss for the year and had an accumulated deficit and negative working capital at December 31 2008. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management continues to raise additional capital through various short term borrowings and the sale of common or preferred stock but no assurance can be given that they will be successful in raising enough capital to completely fund the operating and capital spending budget requirements.
We will need to secure external capital in order to pay our operating expenses and make our planned capital expenditures. We cannot assure you that we will be able to successfully raise the capital necessary to fund our business plan.

NOTE 3 — OIL AND GAS PROPERTIES AND IMPAIRMENT

The following table describes our oil and gas properties at December, 31 2008 and 2007:

	2008	2007
Unproved leasehold costs	$11,094,785	$5,408,693

Costs of wells and development	10,435,042	10,056,294

Drilling in progress	-	48,120
Total capitalized oil and gas properties	21,529,827	15,513,107
Accumulated depletion	(9,974,740)	(9,491,888
Net capitalized oil and gas properties	$11,555,087	6,021,219

Unproved Leasehold Costs – Orcutt and Northwest Casmalia Fields

On April 24, 2007, we entered into an agreement with Santa Maria Pacific, L.L.C. (SMP), which was amended by letter agreement on July 23, 2007, with SMP to acquire up to 10% working interest in their Northwest Casmalia and Orcutt Field projects.  Under this agreement we paid $3,740,000 for Orcutt and $450,000 for NW Casmalia.  On October 12, 2007, we received notice from SMP that we were in default of certain option payments and they terminated the agreement. Pursuant to the termination conditions of the letter agreement, we earned a 1.496% working interest in Orcutt.  However, our entire payment of $450,000 on the NW Casmalia prospect was forfeited and was expensed during 2007.

On September 5, 2007, we signed a letter of intent with SMP with respect to a purchase agreement whereby we proposed to acquire by an Asset Purchase and Sale Agreement those leasehold interests held by SMP and affiliates including Northwest Casmalia and Orcutt. Pursuant to this letter of intent and a subsequent purchase agreement dated December 1, 2007, we acquired approximately 1.66% additional interest in Orcutt for $1,000,000 on December 14, 2007.

On June 30, 2008, we amended the December 1, 2007 agreement with SMP.  The amended agreement allowed the Company to acquire up to a 10% interest in the Northwest Casmalia and Orcutt properties if we made required option payments properties of $12,500,000 due on October 31, 2008 and January 5, 2009.  Neither of these payments were made and the options have expired.

During 2008, we made approximately $6.3 million in payments to SMP to acquire additional working interests in the Orcutt and Northwest Casmalia Fields.  As of December 31, 2008, our working interests in both fields were 7%.

Impairment

In 2007 we impaired acreage in two fields having a combined value of $858,122 which expired in the 1st quarter of 2008.  Subsequent to these expirations, we secured new leases on some of the acreage.  Additionally, we decided to discontinue activity in the Borden area in 2007 and wrote-off $40,075 related to this project.

In 2008, we impaired acreage in one field with a value of $30,164 due to an expired lease.

NOTE 4 — RELATED PARTY TRANSACTIONS

During  2007 and first six months of 2008, the Company was billed for certain administrative support costs by the general partner of REP for which our Chief Executive Officer was the managing partner.  These costs totaled $409,544 in the first quarter of 2007 and included payroll, rent, and various other office and administrative expenses of REP.  In 2008, we reimbursed 4R Oil and Gas LLC, the former general partner, only for office rent.  The total amount reimbursed in 2008 was $81,458.  In July 2008 the lease was successfully re-assigned with the landlord Millennium Windfall Partners to the Company.

During the year ended December 31, 2008, Rock had the following related party debt transactions:

•
A director loaned $822,000 to Rock due on November 30, 2008 and unsecured.  As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations, less amounts capitalized to oil and gas properties.  As of May 15, 2009, the note had not been repaid and is in default.

•
Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid.  As interest on the loans Cahaba will receive 550,000 shares valued at $798,600.  The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations, less amounts capitalized to oil and gas properties.

•	Mr. Rocky V. Emery, CEO, loaned $620,000 to Rock and was repaid $600,000 at December 31, 2008. No interest or stock is associated with this transaction.

NOTE 5 — ASSET RETIREMENT OBLIGATIONS

We had accrued asset retirement obligations at December 31, 2008 and 2007 of $184,348 and $154,840, respectively. In accordance with the provisions of SFAS No. 143, we record an abandonment liability associated with our oil and gas wells when those assets are placed in service. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheet.

The following table is a reconciliation of the asset retirement obligation liability for 2008 and 2007:

	2008	2007
Balance January 1	$154,840	$125,539
Accretion of discount	8,140	8,129
Liabilities incurred	19,250	—
Liabilities settled	-	—
Revisions in estimated liabilities	2,118	21,172
Balance at December 31	$184,348	$154,840

NOTE 6 —NOTES PAYABLE – THIRD PARTIES

On March 31, 2005, we entered into a secured revolving promissory note agreement with one of our limited partners, providing for a revolving line of credit (the “Revolver”). We made an initial borrowing of $5,000,000 under this note. In June 2005, the Revolver was amended and another limited partner was added to the amended note agreement. During 2005 and 2006, we borrowed an additional $2,000,000 and $1,430,000, respectively, under the Revolver. The loan is collateralized by the Company’s oil and gas producing properties. In April 2006, the interest rate increased to 12% per year, from the previous rate of 10% per year and the Revolver’s is callable with 30 days notice. In connection with the initial promissory note, we issued 1,125,000 warrants to purchase partnership units at an exercise price of $2 per partnership unit. On the date of issuance, the relative fair value of these warrants was $4,664,814, which was recorded as a discount to the note under APB No. 14. The discount is accreted into income over the one-year term of the note. At December 31, 2008 and 2007, the outstanding balance on the Revolver was $8,430,000.   At December 31, 2008 and 2007, we had accrued $2,453,731 and $1,439,359 of interest on this note.

During the year ended December 31, 2008, Rock was loaned the following from third parties:

•	$1,000,000 due on July 15, 2008 and unsecured. As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,800
•	$250,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder will receive 100,000 shares of common stock valued at $145,200
•	$300,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder will receive 120,000 shares of common stock valued at $174,240
•	$70,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 33,000 shares of common stock valued at $47,916
•	$25,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 10,000 shares of common stock valued at $14,520
•	$100,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 40,000 shares of common stock valued at $58,080

The value of the shares to be issued above  is recorded ratably as an interest expense in the accompanying consolidated statement of operations through December 31, 2008.  All of the above loans had not been repaid as of May 15, 2009 and are in default.

During the year ended December 31, 2008, Rock settled a $400,000 loan and $72, 087 of accrued interest with a third party for 281,004 shares of common stock.

On December 1, 2007, we entered into an agreement with Santa Maria Pacific, LLC (“SMP”) for the purchase of various oil & gas properties. Under this agreement, we agreed to assume debt owed by SMP to a third party equal to our working interest in these oil & gas properties times the amount of debt owed by SMP to third party . As of December 31, 2008, our working interest was 7.00% and we had assumed a total of $460,873 of debt. The balance as of December 31, 2007 was $183,150.  The note incurs interest at LIBOR + 6.25% and is secured by the Orcutt property.

NOTE 7 — STOCKHOLDERS’ EQUITY

In the twelve months ended December 31, 2008, in conjunction with a private offering of shares of common stock, the Company agreed to issue a common stock warrant for every five shares of company stock subscribed.  We sold 3,808,426 shares and issued 757,884 common stock warrants exercisable at $1.68 per share for three years.  Also, in conjunction with this offering and pursuant to an agreement, we paid Source Capital Group $215,680 and issued 642,238 common stock warrants exercisable at $0.48 per share for five years for their assistance in handling this offering.

On March 31, 2008, we entered into a stock purchase agreement which we refer to as the Perm Agreement, with Perm Energy Advisors, LP, which we refer to as Perm, under which we agreed to sell Perm up to 30% of our fully diluted outstanding common stock for $1.68 per share or a total of approximately $40,000,000 representing 23,809,523 shares of common stock.  As of December 31, 2008, we do not believe Perm Energy Advisors will perform on its agreement. We are in discussions to terminate this arrangement with Perm.

During the twelve months ended December 31, 2008 we issued the following common stock:

•	38,793 shares to a consultant valued at $56,250 for services rendered
•	281,004 shares for settlement of a $400,000 loan plus accrued interest of $72,087 received in a prior year (see Note 6)
•	1,370,000 shares valued at $290,000 to various note holders for payment of interest on bridge loans (see notes 4 & 6)
•	20,000 shares valued at $29,040 to two directors for services rendered

In May 2008 we granted 200,000 warrants valued at $143,361 to a third party for services.  The warrants have exercise prices ranging from $3.50 to $5.75, expire in 2 years and vest in 3 month increments through February of 2009.  We expensed $135,269 related to these warrants during the year ended December 31, 2008.

In April 2008, we entered into an employment agreement with Mark Harrington, Vice Chairman of the Board of Directors.  Under the agreement the Company conditionally granted 500,000 shares of common stock valued at $725,000.  Also, under the agreement we granted him 750,000 options valued at $513,778.  The options have an exercise price of $3.00, expire in 3 years and vested immediately.  We expensed the entire value of the common stock and options during the year ended December 31, 2008. Mr. Harrington returned the shares and cancelled the options prior to year ended 2008.

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

In October, 2008, we sold 155 shares of our Series A Preferred Stock to four individuals, for a total net proceeds of $155,000.   Each share of preferred stock is convertible into 1,000 shares of common stock, accumulates dividends at 8%, is not redeemable and has voting rights equal to its common stock equivalent.  In the event the Common Stock is listed on a national securities exchange and the price per share equals or exceeds $2.00 per share for at least 20 consecutive trading days, the Company has the right to force conversion the Series A Preferred Stock to Common Stock.

The Company analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. The Company determined the conversion feature met the criteria for classification in equity and did not require derivative treatment under SFAS 133 and EITF 00-19.  In accordance with EITF 00-27, “Application of Issue No. 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series A shares issued had an aggregate beneficial conversion feature of $155,000 as of the date of issuance, resulting in a total discount of $155,000. The Company recorded this beneficial conversion feature as a deemed dividend upon issuance.

NOTE 8 — OPTIONS AND WARRANTS

In connection with the Revolver (see Note 6), we issued 1,125,000 warrants to purchase partnership units at an exercise price of $2 per partnership unit.

At December 31, 2007, the Company had 733,125 warrants to purchase partnership units outstanding (adjusted for the one for eight reverse split) at an average exercise price of $0.80.  In conjunction with the REP Asset Purchase (see Note 1), these warrants were cancelled.

The following table summarizes the employee partnership unit options and common stock options and warrants issued or cancelled during the two years ended December 31, 2008:

	Number of Partnership Units or Options & Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	502,213	$1.28

Granted	—	—
Exercised	—	—
Forfeited	(214,713)	2.00
Outstanding at December 31, 2007	287,500	$0.80	6.54	$115,000
Granted	2,350,104	2.01
Exercised	—	—
Cancelled	(1,037,500)	2.20
Forfeited	-	-
Outstanding at December 31, 2008	1,600,104	$1.55	3.08	$205,516

All outstanding options and warrants were exercisable at December 31, 2008.

NOTE 9 — CONTINGENCIES AND COMMITMENTS

From time to time, we are party to litigation matters arising out of the normal course of business. In the case of all known contingencies, we accrue a liability when the loss is probable and the amount is reasonably estimable. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. Based on currently available information, we believe that it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures.

Concentrations of credit risk — Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash and cash equivalents at December 31, 2008 and 2007 consist of cash on deposit at one financial institution that, at times, may exceed federally insured limits. Revenue and receivables result from sales of petroleum products to oil and gas companies, two of which comprised 100% of our oil and gas revenue in 2008 and  2007, respectively. We closely monitor extensions of credit and have not experienced significant credit losses. At December 31, 2008 and 2007 we do not believe a reserve for estimated uncollectible accounts receivable is necessary.

NOTE 10 – CAPITALIZED INTEREST

The Company incurred interest cost of $3,267,400 and $1,043,485 during the years ended December 31, 2008 and 2007 of which $2,699,379 and $395,336 was capitalized and $568,021 and $648,149 was charged to operations, respectively.

NOTE 11 – INCOME TAXES

The composition of deferred tax assets at December 31, 2008 was as follows:

Deferred tax assets	2008
Benefit from carryforward of net operating loss	1,300,000
Less valuation allowance	(1,300,000)
Net deferred tax asset	—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2008 is attributable to the valuation allowance.

At December 31, 2008, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,280,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2028.

NOTE 12 — SUPPLEMENTAL INFORMATION ON OIL AND GAS OPERATIONS (UNAUDITED)

The following supplemental unaudited information regarding the Company’s oil and gas activities is presented pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69.

Capitalized Costs Relating to Oil and Gas Producing Activities

	2008	2007
(in thousands)	United States	United States
Unproved oil and gas properties	$11,095	$5,409
Proved oil and gas properties	10,435	10,104
Less accumulated amortization	(9,975)	(9,492

Net capitalized cost	$11,555	$6,021

Costs Incurred in Oil and Gas Producing Activities for the Year Ended December 31, 2008 and 2007

	2008	2007
(in thousands)	United States	United States
Property acquisition costs:
Proved	$-	$—
Unproved	9,981	5,586
Exploration costs	-	126
Development costs	379	22

Net capitalized cost	$10,360	$5,734

NOTE 13 — SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)

The supplemental unaudited oil and gas reserve information that follows is presented in accordance with SFAS 69, Disclosures about Oil and Gas Producing Activities. The process of estimating quantities of proved natural gas and crude oil reserves is very complex, requiring significant subjective decisions in the evaluation of all available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions to existing reserve estimates occur from time to time. Although every reasonable effort is made to ensure that reported reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

The recording and reporting of proved reserves are governed by criteria established by regulations of the SEC. Those regulations define proved reserves as those estimated quantities of hydrocarbons that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved reserves are further classified as either developed or undeveloped. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods, while proved undeveloped reserves are the quantities expected to be recovered from new wells on undrilled acreage, or from an existing well where relatively major expenditures are required for recompletion.

Proved reserves represent estimated quantities of natural gas, crude oil and condensate that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions existing at the time the estimates were made.

Estimates of proved reserves, future net revenue and present values of oil and gas reserves at December 31, 2008 were based on internal estimates by the Company’s management.  Estimates of proved reserves, future net revenue and present values of oil and gas reserves at December 31, 2007 were based on studies performed by The Scotia Group, Inc. an independent reservoir engineering firm. Oil and gas prices received by the Company on December 31, 2008 and 2007 were used in pricing the reserves. Development and production costs were based on respective year-end costs. Future income taxes were not considered. Present value amounts were determined by applying a 10% discount factor. All of the Company’s reserves are located in the United States of America.

No major discovery or other favorable or adverse event subsequent to December 31, 2008 is believed to have caused a material change in the estimates of proved reserves as of that date. Substantially all of the Company’s proved reserves related to one property.

Estimated Net Proved Reserves at December 31,:

	2008			2007
	Oil(1) (bls)	Gas (Mcf)	Mcfe	Oil(1) (bls)	Gas (Mcf)	Mcfe
Proved developed & undeveloped reserves:

Beginning of year	9,970	486,880	564,700	10,070	928,680	989,100
Purchases	-	-	-	—	—	—
Discoveries and extensions	-	-	-	—	—	—
Improved recovery	-	-	-	—	—	—
Revisions of previous estimates	-	-	-	1,636	(298,139)	(288,323)

Production	-	(40,425)	(40,425)	(1,736)	(143,661)	(154,077)

End of year	9,970	446,455	524,275	9,970	486,880	546,700

Developed reserves, included above:

Beginning of year	2,020	22,100	34,220	2,110	159,390	172,050
End of year	2,020	-	12,120	2,020	22,100	34,220

(1) Oil reserves include condensate

The future net revenue information presented herein does not purport to represent the fair market value of the Company’s proved reserves. An estimate of the fair market value would also take into account, among other factors, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Standardized measure of discounted future net cash flows are as follows:

	Year Ended December 31,
(in thousands)	2008	2007
Future cash inflows	$2,474	$3,534
Future development and production costs	-	(4,243)
Future income tax expense	-	—

Less: 10% annual discount of estimated timing of cash flows	(403)	(1,019)

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves	$2,071	$2,028

Changes in standardized measure of discounted future net cash flows

	Year Ended December 31,
(in thousands)	2008	2007
Beginning of year	$2,028	$2,567
Sales and transfers of oil and gas produced, net of production costs	(216)	(1,083)
Net changes in prices and production costs	(87)	(1,491)
Extensions, discoveries and improved recovery, net of estimated future costs	-	(4,828)
Development costs for the year	-	(1,248)
Changes in estimated future development costs	-	6,794
Purchases of reserves in place, net of estimated future costs	-	—
Sales of reserves in place, net of estimated future costs	-	—
Accretion of discount	346	418

Net changes in income taxes	-	—

End of year	$2,071	$2,028

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to December 31, 2008, we received the following loans:
•	$25,000 from a third party due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 10,000 shares of common stock
•	$20,000 from our CFO due on March 31, 2009 and unsecured. There is no stated interest on this loan.
•	$25,000 from a third party due on May 15, 2009 and unsecured. No interest for the first month and .5% interest per week after that.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

We did not carry out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 of the effectiveness of our disclosure controls and procedures as of December 31, 2008. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of December 31, 2008, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting included policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of The Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of The Company’ assets that could have a material effect on our financial statements.  We have noted the following deficiencies in our control environment:

1.
Deficiencies in Our Control Environment.  Our control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect our control environment, including: a) the lack of an effective risk assessment process for the identification of fraud risks; b) the lack of an internal audit function or other effective mechanism for ongoing monitoring of the effectiveness of internal controls; c) deficiencies in our accounting system and controls; d) insufficient documentation and communication of our accounting policies and procedures and e) the failure of management to carry out an evaluation of our disclosure controls and procedures as of December 31, 2008.

2.
Deficiencies in the staffing of our financial accounting department.  The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited.  This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

3.
Deficiencies in Segregation of Duties.   The limited number of qualified accounting personnel results in an inability to have independent review and approval of financial accounting entries.  Furthermore, management and financial accounting personnel have wide-spread access to create and post entries in our financial accounting system.  There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, due to insufficient segregation of duties.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management did not assess the effectiveness of The Company’s internal control over financial reporting as of December 31, 2008.

Malone & Bailey, P.C., our independent registered public accounting firm who audited the Company’s consolidated financial statements, has issued a disclaimer opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is filed herewith.

(c) Changes in Internal Control Over Financial Reporting.

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Rock Energy Resources , Inc.
Houston, Texas

We were engaged to audit Rock Energy Resource Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Rock Energy Resources, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.

We were unable to perform an audit of Rock Energy Resources Inc’s internal control over financial reporting as of December 31, 2008 due to a scope limitation.  The scope limitation relates to managements inability to perform an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management did not perform an assessment of the effectiveness of internal control over financial reporting as of December 31, 2008 and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on Rock Energy Resources, Inc’s internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Rock Energy Resources Inc’s, and our report dated May 18, 2009 expressed an unqualified opinion.

/s/ Malone & Bailey, PC
Houston, Texas
May 18, 2009

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

ITEM 12.  Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name and Address	Number of Shares	Percent of Class
Rocky V. Emery 2607 Sara Ridge Lane Katy, TX 77450	9,616,345	13.93%

Mark G. Harrington 16 River Hollow Houston, TX 77027	-0-	-0-

Tom S. Elliott 8023 Oakwood Ct. W. Houston, TX 77040	383,363	0.56	%*

William F. Mosley 7505 Shadyvilla Ln. Houston, TX 77055	756,389	1.10%

Terrence J. Dunne 601 S. Main, Suite 1017 Spokane, WA 99201	278,667	0.40	%*

Stephen J. Warner 400 N. Flagler Dr. #1601 West Palm Beach, FL 33401	143,762	0.20	%*

Allan J. Smedstad 22751 Cascade Springs Dr. Katy, TX 77494	702,831	1.01%

J. D. McGraw 6406 Olympia Dr. Houston, TX 77057	0	0	%*

Tim R. Lindsey 18331 Langsbury Drive Houston, TX 77084	0	0	%*
Mort Topfer, and Castletop Capital Petro and Castletop Management c/o Alan Topfer, Managing Dir. 3600 N. Capitol of Texas Hwy. Austin, TX 78746	8,721,485	12.63%
Total of all Officers, Directors and Beneficial Owners of greater than 10% as a group (11 persons)	20,602,842	29.85%

*	Denotes ownership of less than 1%.

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

•	Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 which has been repaid.
•	Rocky Emery, CEO, loaned $600,000 to Rock and was repaid.

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

Audit Fees

The aggregate fees billed by Malone & Bailey, P.C. in 2008 for professional services rendered for the year ended December 31, 2008 were:

Audit Fees	$137,998
Audit Related Fees	$-0-
Tax Fees	$-0-
Other Fees	$-0-

The aggregate fees billed by DeCoria Maichel & Teague for professional services rendered for the year ended December 31, 2008 were:

Audit Fees	$4,542
Audit Related Fees	$-0-
Tax Fees	$0
Other Fees	$0

All Other Fees

There were no fees billed by either firm during the last two fiscal years for products and services, other than those services reported above.

ITEM 15.                      EXHIBITS

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of registrant(1)
10.1	Asset Purchase Agreement between Hanover Gold Company, Inc. and Rock Energy Partners L.P(2)
10.2	Administrative Services Agreement with 4R Oil and Gas, LLC(2)
10.3	Base Working Interest Purchase Agreement with SMP(2)
10.4	Option to Purchase Additional Working Interests with SMP(2)
10.5	Form of Hanover Stockholder Lock-Up Agreement(2)
10.6	Consulting Agreement with Weston Capital Quest Corporation(2)
10.7	Consulting Agreement with Source Capital Group(2)
10.8	Stock Purchase Agreement (Perm Energy Advisers, Inc)
10.9	Registration Rights Agreement (Perm Energy Advisers, Inc)

10.10	Voting Agreement (Perm Energy Advisers, Inc)
10.11	Warrant Certificate (Perm Energy Advisers, Inc)
14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Audit Committee Charter
99.2	Compensation Committee Charter

(1)	Filed as an exhibit to the registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on May 15, 2009

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