Form 10-Q
period 2009-05-20
Rock Energy Resources, Inc.
filed 2009-05-20
CIK 778165

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

At May 20, 2009, the Company had 69,838,223 shares of its $0.0001 par value common stock issued and outstanding.

PART I                 FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

ROCK ENERGY RESOURCES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash	$17,545	$18.663
Accounts receivable, trade	7,137	26,421
Prepaid and other assets	86,658	85,817
Total Current Assets	111,340	130,901

Oil & Gas Properties, successful efforts accounting
Proved properties, net of accumulated depletion of $10,050,740 & $9,974,740	384,300	460,302
Unproved properties	11,523,690	11,094,785

Property and equipment, net of accumulated depreciation	24,135	29,684
Prepaid joint interest billing to operator	4,308,043	4,308,043
TOTAL ASSETS	$16,351,508	$16,023,715

LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,082,482	$874,438
Accrued interest	2,763,041	2,440,793
Notes payable	10,200,000	10,175,000
Notes payable, related parties	857,000	842,000
Total Current Liabilities	14,902,523	14,332,231
Long-Term Liabilities
Note Payable	460,873	460,873
Asset Retirement Obligation	186,753	184,348
Total Liabilities	15,550,149	14,977,452

Stockholders’ Equity
Common Stock: 500,000,000 shares of $.0001 par value authorized; 69,838,223 and 68,518,223 issued and outstanding respectively	6,984	6,852
Additional Paid In Capital	42,357,431	42,176,363
Accumulated deficit	(41,563,056)	(41,136,952)
Total stockholders’ Equity	801,359	1,046,263
Total liabilities and stockholders’ equity	$16,351,508	$16,023,715

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2009	2008

REVENUES:
Oil and gas	$108,337	$81,946

OPERATING EXPENSES:
Lease operating expense	51,063	144,543
Production taxes	6,127	3,280
Accretion of asset retirement obligation	2,405	1,190
Lease impairment and abandonments	0	30,164
Depletion, depreciation and amortization	81,550	333,185
General and administrative	359,794	788,933
Total operating expenses	500,939	1,301,295
LOSS FROM OPERATIONS	(392,602)	(1,219,349)

OTHER EXPENSE:
Interest expense	(33,502)	(89,369)

NET LOSS	$(426,104)	$(1,308,718)

Loss per share of common stock
Basic and diluted	$(0.01)	$(0.02)

Weighted average shares or units outstanding:
Basic and diluted	69,048,445	60,854,647

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2009
(Unaudited)

	Common Stock			Accumulated
	Shares	Par	APIC	Deficit	Total
BALANCE, December 31, 2008	68,518,223	$6,852	$42,176,363	$(41,136,952)	$1,046,263

Common stock issued for cash	500,000	50	49,950	—	50,000

Common stock issued for interest on bridge loans	820,000	82	131,118	-	131,200

Net loss	-	-	-	(426,104)	(426,104)

BALANCE, March 31, 2009	69,838,223	$6,984	$42,357,431	$(41,563,056)	$801,359

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(426,104)	$(1,308,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, Depletion & Amortization	81,550	333,185
ARO accretion	2,405	1,190
Lease impairment and abandonments	—	30,164
Common stock issued for interest expense	26,975	—
Changes in assets and liabilities:
Accounts receivable, trade	19,284	123,469
Prepaid expenses and other assets	(841)	(22,064)
Accounts payable – related party	189,078	—
Accounts payable and accrued liabilities	18,968	162,488
NET CASH USED IN OPERATING ACTIVITIES	(88,685)	(680,286)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures and advances for oil and gas properties	—	(1,452,747)
Cash acquired in reverse merger, REP Asset Purchase	—	623,789
Purchase of fixed assets	(2,433)	(16,327)
NET CASH USED IN INVESTING ACTIVITIES	(2,433)	(845,285)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	50,000	1,511,370
Borrowings of third party debt	45,000	—
Payments of related party debt	(5,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,000	1,511,370

Net change in cash	(1,118)	(14,201)
Cash and cash equivalents at beginning of period	18,663	211,477
Cash and cash equivalents at end of period	$17,545	$197,276

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$—	$—
Cash paid for income taxes:	$—	$—

Non-cash investing and financing activities:
Exchange of common stock for partnership units	$—	$31,687,978
Fees paid to placement agent for REP Asset Purchase	$—	$575,000
Sotck issued for interest	$131,200	$—
Capitalized interest	$426,472	$173,963
The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Basis of Presentation

The accompanying unaudited interim financial statements of Rock Energy Resources, Inc. (“Rock” or the “Company”), havebeen prepared in accordance with accounting principles generally accepted in the United States of America and the rules of theSecurities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Rock’s Current Report on Form 10-K/A filed with the SEC on May 18, 2009 (the “10-K/A”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the 10-K/A have been omitted.

Recently issued accounting pronouncements — We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Note 2. Notes Payable – Third Party

On January 21, 2009, the Company was loaned $25,000 from a third party, the principle is due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 10,000 shares of common stock valued at $5,000.

Note 3. Notes Payable – Related Party

A family member of Rocky V. Emery, CEO of the Company, loaned $20,000 to the Company on February 12, 2009, the principle is due on March 31, 2009 and this note is guaranteed by Rocky V. Emery.

Note 4. Going Concern

The Company incurred a net loss for the first three months of 2009 of $426,104 and had an accumulated deficit at March 31, 2009 of $41,563,056 and had a working capital deficit of $15 million at March 31, 2009. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  Management continues to raise additional capital through various short term borrowings and the sale of common but no assurance can be given that they will be successful in raising enough capital to completely fund the operating and capital spending budget requirements.

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following review of operations for the three months ended March 31, 2009 and 2008 should be read in conjunction with our condensed consolidated financial statements and the notes thereto included in this Form 10-Q and with the consolidated financial statements, notes and management’s discussion and analysis included in our Form 10-K/A filed on May 18, 2009.

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

Working Capital Deficit.  At March 31, 2009, our current liabilities of approximately $14,902,523 exceeded our current assets of $111,340 thus resulting in a working capital deficit of $14,791,183.  Current liabilities at March 31, 2009 consisted of accounts payable and accrued liabilities of $1,082,482, notes payable to related parties of $857,000, notes payable to non-related parties of $10,200,000 and accrued interest of $2,763,041.

Sources of Capital:  The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table:

	Three Months Ended March 31,
	2009	2008
Net Cash (Used in) or Provided by
Operating activities	$(88,685)	$(680,286)
Investing activities	(2,433)	(845,285)
Financing activities	90,000	1,511,370
Net change in cash	$(1,118)	$(14,201)

Operating activities during the three months ended March 31, 2009 used $88,685 of cash compared to $680,286 in the same period in 2008.  This decreased cash spending in operating activity was primarily related to the efforts to become a publicly held company in the first quarter of 2008.

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

During the year ended December 31, 2008, Rock was loaned the following from related parties:

•	A director loaned $822,000 to Rock due on November 30, 2008 and unsecured. As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000.
•	Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid. As interest on the loans Cahaba will receive 550,000 shares valued at $798,600.
•	Mr. Rocky V. Emery, CEO, loaned $620,000 to Rock and was repaid $600,000 at December 31, 2008. No interest or stock is associated with this transaction.

In addition, during the year ended December 31, 2008, Rock was loaned the following from third party and related party:

•	$1,000,000 due on July 15, 2008 and unsecured. As interest on the loan, the holder will receive 400,000 shares of common stock valued at $580,800
•	$250,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder will receive 100,000 shares of common stock valued at $145,200
•	$300,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder will receive 120,000 shares of common stock valued at $174,240
•	$70,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 33,000 shares of common stock valued at $47,916
•	$25,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 10,000 shares of common stock valued at $14,520
•	$100,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 40,000 shares of common stock valued at $58,080

During the first quarter ended March 31, 2009, Rock was loaned the following from third party and related party:

•	$25,000 from third party due on March 1, 2009 and unsecured. As interest on the loan, the holder will receive 10,000 shares of common stock valued at $5,000.
•	$20,000 from related party due on March 31, 2009 and unsecured.

Results of Operations

The following discussion should be read in conjunction with our audited and unaudited consolidated financial statements and the related notes to the financial statements above.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Selected Operating Data.  The table below sets forth selected operating data for the periods presented.

	Three Months Ended March 31,
	2009	2008
Operating Revenue Oil Sales	$25,656	$38,106
Gas Sales	82,681	43,840
Total Oil & Gas sales	$108,337	$81,946

Operating Loss	$(392,602)	$(1,219,349)

Production
Oil and Condensate (MBbls)	1,152	581
Gas (Mcf)	16,104	6,649

Sales Prices, Average
Oil ($/Bbl)	$35.41	$85.79
Gas ($/Mcf)	$4.27	$6.97

Revenue and Production Taxes. Total revenue net to our interests increased $26,391 in 2009 compared to the same period last year due to the workover on the Pintail #1 in the Garwood Field.

Lease Operating Expenses.  LOE’s decreased from $144,543 to $51,063 primarily due to the workover on the Garwood Field during the first quarter 2008 that did not occur in 2009.

Depreciation, Depletion and Amortization.  Depletion expense was down to $76,000 in 2009 compared to $329,452 in 2008 because production from the wells in the Garwood field declined.  The well costs incurred to date in the Garwood field are almost fully depleted.

General and Administrative Expenses.  General and administrative expense decreased in 2009 relative to 2008 because the first quarter of 2008 was our first quarter as a public company and associated costs were considerably higher.

Interest Expenses.  These expenses decreased by $55,867 from $89,369 to $33,502:  Total interest costs incurred increased due to the bridge financing costs, but the costs that were expensed were less because we capitalized interest costs associated with the costs of the Orcutt field development.  The amount of interest costs capitalized in the first three months was $426,472.

ITEM 4T.                      CONTROLS AND PROCEDURES

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

We did not carry out an evaluation in accordance with Exchange Act Rules 13a-15 and 15d-15 of the effectiveness of our disclosure controls and procedures as of December 31, 2008. As described below under Management’s Quarterly Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.)

Management’s Quarterly Report on Internal Control over Financial Reporting

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

Management did not assess the effectiveness of The Company’s internal control over financial reporting as of March 31, 2009.

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

ROCK ENERGY RESOURCES, INC.

Date: May 20, 2009	By:	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Allan J. Smedstad
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