Form 10-K
period 2011-12-31
Rock Energy Resources, Inc.
filed 2012-03-20
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	11-2740461
(State of incorporation)	(I.R.S. Employer Identification Number)

2607 Sara Ridge

Katy, TX 77450

(Address of principal executive offices)

(832) 301-5968

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, par value $.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑   No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☑   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐  Yes ☑   No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☐   Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer
☐ Non-Accelerated Filer (Do not check if a smaller reporting company)	☑ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2011: $1,838,535

The number of shares of common stock outstanding as of February 29, 2012:  Common Stock, $0.001 Par Value — 196,024,149 shares

Explanatory Note

Rock Energy Resources, Inc. (“Rock”, the “Company”, “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K (“Comprehensive Form 10-K”) for the fiscal years ended December 31, 2011, 2010 and 2009. It is being filed by us in order to become current in our filing obligations under the Securities Exchange Act of 1934, as amended (“Exchange Act”). This is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Included in this Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended December 31, 2011, 2010 and 2009 which have not been previously filed with the SEC. This Comprehensive Form 10-K should be read together and in connection with the other reports filed by us with the SEC for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Corporate History

Rock Energy Resources, Inc. (“the Company”) was formed on April 16, 2004 as a Delaware limited partnership and is engaged in the acquisition, exploration, and development of onshore properties in the United States for the production of crude oil, condensates and natural gas. The Company’s properties were located in Texas and California. The produced condensate and natural gas was sold to petroleum marketers.

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

During the second half of 2011, we shifted our focus from oil and natural gas operations to the evaluation of possible minerals acquisitions. Towards that end, we began due diligence on a joint venture opportunity with Colorado-based Red Arrow Gold Corporation (“RAGC”). RAGC had spent the past eight years refurbishing the Red Arrow Mine located in Mancos, Colorado. The Red Arrow mine had distinguished itself on several fronts. First, it is the discovery that is often credited with kicking off the Colorado gold rush in the late 1930s. Second, its yields of gold were consistently in excess of 1 ounce per ton, and often contained substantial gold nuggets, in one case a single nugget weighing 5.5 pounds. After investing approximately $8 million in mine refurbishment over six years, RAGC was seeking outside funding for up to $25 million to finance the full development of its mining interests, in particular the highly prospective Red Arrow mine.

Consequent to these efforts on December 14, 2011, a $25 million financing (“the Facility”) was closed into the then privately held American Patriot Gold, Inc. (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. The Facility and its terms are discussed more fully in Item 8 of this Form 10-K. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim. The Red Arrow Mine, its history and current operations profile is discussed in Mining Properties – Red Arrow Mine below. All the related assets we acquired a 49% interest in are discussed in Mining Properties – Red Arrow Mine below.

In furtherance of our strategy to focus on mining operations, and the development of the Red Arrow mine and related claims in particular, on February 2, 2012 we entered into a Letter of Intent to acquire the remaining 51% interest in the assets of RAGC. Under the terms of the LOI, a closing is anticipated to occur prior to the end of May, 2012. Following such closing, all the current employees of RAGC will become employees of our Company or its APG subsidiary.

We are tightly focused on the exploration and development of the significant reserve potential located on the existing RAGC claims and leases. Towards that end, we have increased our leases and patented claims from 390 acres at the end of 2011, to 790 acres currently.

In February, 2012 we began initial milling operations at the mine. During the same month, a survey of our holdings was completed and evaluation of those results is underway. Initial interpretations show our land holdings to have considerable promise. Once we have completed our survey evaluation, we intend to initiate core drilling on our properties to more fully delineate our resource base and determine quantities of proven and probable reserves. Core drilling is anticipated to begin in April 2012. We believe our potential reserves on the properties acquired to date are in the range of 1.5 – 4.0 million ounces of gold, plus as yet to be determined quantities of platinum and silver.

As we work to ascertain our reserves of gold and other minerals, we are rapidly moving to build our cash flows for our shareholders and financial partners. Our first sales of bullion products are anticipated to occur before the end of April, 2012. Our milling operations will be significantly expanded from the current 3-5 tons per day from the initial mill to up to 200 tons per day from a much larger mill we expect to complete construction of in late March, 2012. Two additional mills have been budgeted for over the course of the next eighteen months. Anticipated cash flows from our mining operations together with drawdowns under our Facility should fully finance our expansion plans.

While we fully develop our valuable Red Arrow mining assets, we are continuing to seek avenues for the monetization of our remaining oil and gas holding, a 3.5% membership interest in Santa Maria pacific Holdings, LLC (“SMPH”). As described more fully in Footnote 3 to our financial statements, in June, 2009 we elected to exchange our working interests in our California oil properties into privately held SMPH. We consider that asset to be a potential source of cash to further supplement our financial resources in pursuit of our core business in the mining sector.

Mining Properties – Red Arrow Mine

Historical Background

The Red Arrow Mine has historically produced commercial grade gold and silver ore. According to "Geological Survey Professional Paper No. 219" (1949), Page 161, entitled, "Production of Red Arrow Mine", a total of 621 tons were produced from 1933-1937, which yielded 4,114.5 oz. Au (gold) and 6,928 oz. Ag (silver). The average grade of ore based on these figures yielded 6.62 oz. gold per ton and 11.15 oz. silver per ton. Limited production continued after the reporting period to 1942, with an overall average ore grade from 10,146 tons reported as 1.09 oz. gold per ton and 1.6 oz. silver per ton. (US Geological "Professional Paper 219" provides more detailed information).

Location and Access

We are a Production Stage mining company with executive offices based in Houston, Texas. Our mining operations are carried out at the Red Arrow Mine, located in Montezuma County, Colorado, approximately 9 miles northeast of the town of Mancos, Colorado. The current Red Arrow Mine property consists of 370 acres of patented mining claims (deeded land with mineral rights) and an additional 15 unpatented mining claims. The Company has also purchased 120 acres of private mineral rights bordering its patented properties. Approximately $8 million has been invested to purchase the properties and equipment and upgrade the entire infrastructure of the mine. American Patriot Gold, Inc. currently holds a 49% ownership position in the mineral assets including all mining and milling equipment.

Snow removal equipment enables easy year round access to the Mine via public roadways. Offsite pilot scale milling operations commenced in February 2012. Our planned 200 ton per day milling facility will be located at the mine site with power to be supplied by a Tier 4 diesel generator. Bullion products from concentrate are anticipated to occur prior to April 15, 2012.

Current Geological and Assay Data

After purchase of the Red Arrow and Outwest properties in 1988, historical maps and assay data completed by former owners was evaluated and cross checked by sampling. Extensive sampling of the Gold Run and Old Mill Levels has given direction for primary ore production. In the current area of ore production, approximately 200 ft. in length along the strike of the vein, the ore has averaged over 1 oz. gold per ton. In the last area of production, a raise from the Gold Run Level to the Old Mill Level ranged from 6 inches to 5 ft. in width (30 in. width average).

Favorable results have also been obtained in the footwall and hanging wall of the vein structure. Assays have ranged from less than 1⁄4 oz. to 16 oz. gold per ton. The values in these structures increase with the presence of silicified and brecciated sandstone. As was proven in the past, it is anticipated along with continued development, high grade pockets of ore will be encountered substantially increasing overall values.

Possible Overall Reserves

Assuming an overall average ore grade of $1,560.00 per ton, the Red Arrow vein portion of the property could yield over 408,500 tons of ore yielding gross revenues of $637,260,000. The Company expects, at a minimum, to achieve a production cost per ton of $450.00. Total production costs would be $183,825,000. The overall pre-tax net operating income would be $453,435,000.

Other Potential

Permits and bonding are in place for a core drilling program. The primary target is not the Red Arrow Vein, but an intrusive sulphide deposit that may have depth potential of over 5,000 ft. below the surface according to the late PhD Geologist John Awald. In addition to his research at the Red Arrow Mine, he conducted an intense investigation of the La Plata Mining District which led to his purchase of a major mining property in close proximity. Core drilling of that property was very positive. Newly discovered surface outcrops and recently drilled core containing gold, silver, copper and platinum group metals (PGMs) on the Red Arrow Dome support the need for core drilling. This intrusive sulphide deposit could have potential of over 1,000,000 tons of high grade ore including high concentrations of PGMs.

In addition to lode (underground) potential, the Company owns approximately two miles of placer mining rights in the East Mancos drainage. According to a 2007 GIS Report, the East Mancos River contained the highest gold and arsenic concentrations from 41 stream sediment samples taken in the La Plata Mining District. The East Mancos River is on Colorado's endangered river list due to high concentrations of copper. Copper, gold, silver and arsenic are closely associated in the District.

Further testing and development of other areas at the Red Arrow Mine are anticipated and may add substantially to the Company's reserves. Significant concentrations of platinum group metals (PGMs) in the Red Arrow Vein, recent core samples, and from surface samples on the Dome could also add significant value. Existence of other veins on Red Arrow property has been revealed. The Company has not gathered sufficient data to form an opinion although assaying of samples has commenced and further testing is warranted.

Other Assets at the Red Arrow Mine

In January 2011, RAGC commissioned Richard A Eaman, a Professional Extractive Metallurgist, to perform a third party review of the assets associated with the Red Arrow Mine, as well as the ore bodies themselves. As regards to the property, equipment and other assets at the Red Arrow Mine, Mr. Eaman reported the following valuations:

Red Arrow Development (Underground, Roads & Structures)	$2,500,000
Permits and Permit Amendments	$136,550
Equipment	$714,944

See Independent Report and Analysis of the Red Arrow Mine, dated January, 2012, by Richard A. Eamon and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012.

Since the date of that appraisal, and as of March 12, 2012, RAGC has invested an additional $900,000 in its initial 3-5 ton per day mill and other related equipment.

Employees

As of December 31, 2011, we had two full time employees.

ITEM 1A. RISK FACTORS

In addition to the other information presented in this Comprehensive annual report, the following should be considered carefully in evaluating us and our business. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.

Some of the following risks relate principally to the industry in which we operate and our business in general. Other risks relate principally to the securities market and ownership of our common stock. The occurrence of any of the events described in this section could significantly and negatively affect our business, financial condition, operating results, ability pay dividends or the trading price of our common stock.

Risks Relating to Our Business - General

We have incurred substantial losses in the past with our prior business and could continue to incur losses with our new business venture.

Prior to our acquisition of a 49% ownership interest in the Red Arrow mine, located in Mancos, Colorado, in December, 2011, we were engaged in the acquisition, exploration, and development of onshore properties in the United States for the production of crude oil, condensates and natural gas, with properties in the States of Texas and California. We consistently operated our gas production facilities at a loss, with an accumulated deficit of $41,136,952 at December 31, 2008. Although we have extracted and stockpiled approximately 100 tons of ore since December, 2011, milled approximately 20 of these tons since February, 2012, which efforts have produced an average of one ounce of gold per ton of ore milled, we can not offer any assurances that our continuing and planned expansion of our mining efforts at the Red Arrow mine will continue to produce these results or that we will be able to produce any quantities of gold that could fund our mining operations or make them profitable.

For the near term, our new business will be limited to a single mining property and any interruptions or cessations of our mining activities would have a materially adverse affect on our plan of operations and financial condition.

At this time, we are focusing all of our resources on the exploration for gold, silver and other precious metals, and the establishment of production facilities at a single mine, the Red Arrow mine. The Red Arrow mine consists of approximately 790 acres of fee lands, patented and unpatented mining claims. We have only just recently funded our exploration and development activities in the Red Arrow mine, installing a small milling operation, with plans to install a larger milling facility within the next 30 days. If we identify sufficient deposits of gold, silver or other precious metals that can be commercially produced, any interruption in our mining activities such as a natural disaster, loss of a permit, the cessation of activities to remediate an environmental pollution event would have a materially adverse affect on our ability to generate revenues and could lead us to curtail or cease our mining activities altogether.

Currently, we are not permitted to claim that the Red Arrow mine has any proven or probable reserves of gold, silver or other precious metals based upon applicable disclosure rules of the Securities and Exchange Commission for public company mining operations which could, if we chose to seek additional or alternative funding in the future, have a material adverse impact on such plans and efforts.

We have not established the presence of any proven or probable reserves of gold, silver or any other precious metal at the Red Arrow mine that would comply with the requirements of Industry Guide 7 published by the United States Securities and Exchange Commission (the “SEC”). In order to establish proven or probable reserves of these precious metals, we would first need to undertake extensive exploratory drill sampling activities to identify substantial and continuous mineral deposits and then pay an independent engineering firm to prepare a feasibility study that demonstrates that these substantial and continuous deposits can be extracted and produced in a reasonably economic and timely manner. Until we have performed the tests and obtained the feasibility study required under Industry Guide 7, we can not make the claim that the samples of gold and silver extracted over the last several years by our partner, the Red Arrow Gold Corporation (“RAGC”), the owner of 51% of the Red Arrow mine, or the samples that we are extracting currently demonstrate that the Red Arrow mine contains any proven or probable reserves of these precious metals. We are, however, continuing to extract ore and collect gold from our milling operation at the Red Arrow mine, which mining activities may place us in the “production stage” category. While we have no current plans to raise additional or alternative debt or equity funding, our inability to claim that the Red Arrow mine has proven or probable reserves of gold, silver or other precious metals could have a material adverse affect on our ability to draw additional funds under our credit facility or any alternative future fund raising plans.

Historical production at the Red Arrow mine may not be indicative of any potential for current or future development

According to “Geological Survey Professional Paper No. 219, a total of 621 tons of mineral ore were produced from 1933 to 1937, yielding approximately 4,114.5 ounces of gold and 6,928 ounces of silver, with an average of approximately 6.62 ounces of gold and 11.15 ounces of silver per ton, based on these extraction figures. Limited production continued up to 1942, yielding approximately 1.09 ounces of gold and 1.6 ounces of silver from the approximate tonnage of 10,146 tons. Although the Red Arrow mine produced these gold and silver quantities cited for brief periods in the past, and despite the results achieved to produce some quantities of gold in our ongoing current operations, there are no assurances at this time that this mine has any further material deposits or sufficient quantities of gold, silver or other precious minerals that can be economically produced. You should not rely on the fact that there were historical mining operations at the Red Arrow mine as an indication that the Red Arrow mine will be developed as a commercial production mining operation. Since we have not taken the required steps, such as the survey/drilling and feasibility studies required under the SEC’s Industry Guide 7 to establish the presence of proven or probable reserves at the Red Arrow mine, our current estimates of the presence and quantities of gold and silver at the Red Arrow mine are not reliable and potential investors should not make any investment decision based upon these estimates.

With the exception of finding some quantities of gold by our partner, the Red Arrow Gold Corporation, over the past several years as well as during the current exploration/production phase of our business, we have not produced any quantities of gold from the Red Arrow Mine that could provide assurances that we will be successful in establishing mining operations or producing any gold, silver or other precious metals on a profitable basis.

Although we have commenced some milling operations at the mine, we will be subject to the many risks associated with establishing a new mining operation, including:

	the timing and cost, which can be considerable, of the construction of mining and processing facilities;

	the ability to find sufficient gold, silver or other mineral reserves to support a mining operation over an extended period of time;

	the availability and costs of skilled labor and mining equipment;

	compliance with environmental and other governmental approval and permit requirements;

	the availability of funds to finance construction and development activities;

	potential opposition from non-governmental organizations, environmental groups, local groups or local inhabitants which may delay or prevent development activities; and

	potential increases in construction costs, operating costs and working capital increases due to changes in the cost of fuel, power, materials, supplies, and other costs.

Delays in the commencement of mineral production often occur. Accordingly, we cannot assure you that our activities will result in profitable mining operations or that we will successfully establish mining operations or profitably produce metals at the Red Arrow mine.

Gold exploration is a highly speculative business.

Gold exploration activities involve a high level of uncertainty. These can be difficult to predict and are often affected by risks and hazards outside of our control. There is a possibility that we will not discover significant deposits of gold or silver deposits or any other resources at the Red Arrow mine in sufficient quality or quantity to support a mining operation. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

Mining is inherently dangerous and subject to conditions or events beyond our control, which could have a material adverse effect on our business.

Mining involves various types of risks and hazards, including:

•	environmental hazards;
•	power outages;
•	metallurgical and other processing problems;
•	unusual or unexpected geological formations;
•	structural cave-ins or slides;
•	flooding, fire, explosions, cave-ins, landslides and rock-bursts;
•	inability to obtain suitable or adequate machinery, equipment, or labor;
•	metals losses; and
•	periodic interruptions due to inclement or hazardous weather conditions.

These risks could result in damage to, or destruction of, mineral properties, production facilities or other properties, personal injury, environmental damage, delays in mining, increased production costs, monetary

Competition in the mining industry is intense, and we have limited financial and personnel resources with which to compete.

Competition in the mining industry for desirable properties, investment capital and personnel is intense. Numerous companies headquartered in the United States, Canada and elsewhere throughout the world compete for properties on a global basis. We are a small participant in the gold mining industry due to our limited financial and personnel resources. We presently operate with a limited number of personnel and we anticipate that we will compete with other companies in our industry to hire additional qualified personnel which will be required to successfully operate our mine and mill site. We may be unable to draw down on our existing facility that would provide the necessary investment capital or personnel to fully explore and if warranted, develop our properties and be unable to acquire other desirable properties.

Risks Relating to Our Business – Additional Financing Needs From Our Lender

We may need additional financing from our current “Lender” and others (A) to meet our loan repayment obligations to our Lender and develop operations at the Red Arrow Mine, (B) to meet our put option obligations to our Lender and (C) to purchase the 51% of the Red Arrow mine owned by our partner, the Red Arrow Gold Corporation, which financing may not be available, or if so, may not be available on commercially reasonable terms.

A. Our Lender payment obligations and our projected revenue.

We have borrowed all of the funds used to start our mining operations and there can be no assurances that (A) we will be able to continue to borrow the funds necessary at the times and in the amounts required to continue to fund our mining exploration and planned production activities, or (B) that we will not default or breach a financial loan covenant, permitting the “Lender” to take ownership of all our assets, which, in either or both events, shareholders and public investors would lose their entire investment in our Company.

To date, we have borrowed approximately $3.8 million under our subsidiary’s loan facility. On December 14, 2011, our wholly-owned subsidiary, American Patriot Gold, LLC (“APG”), obtained a $25 million loan facility from Maximilian Investors, LLC, a New York City based, Delaware limited liability company (the “Lender”).Pursuant to the Loan and Security Agreement (the “Credit Agreement”) and the other transaction documents, APG delivered its two-year, secured revolving promissory note to Lender (the “Note”), with loan advances accruing interest from the date of the loan closing at the rate of 18%, per annum, payable on a monthly basis, commencing 120 days following the loan closing. The loan is secured by all of the assets of the Red Arrow mine, including the 49% of the mine owned by APG and the 51% of the mine owned by Red Arrow Gold Corporation, as well as the personal guarantee of Rocky V. Emery, our President, CEO and the Chairman of our Board of Directors. In addition, we pledged all of the outstanding shares of our other wholly-owned subsidiary, Energy Capital Corporation, whose only asset is a 3.453657% membership interest in Santa Maria Pacific Holdings LLC.

Shortly after we closed on this loan facility, the Lender provided APG with an initial advance of approximately $2,500,000, which funds were used to pay off approximately $1.25 million of debt, approximately $150,000 in closing costs, with the balance of approximately $1,265,000 used to fund the mining operations through the initial 3 month period. A subsequent draw of $1,300,000 has been made and applied to pay the continuing operating expenses of the Red Arrow mine. The initial and subsequent loan advances were made based upon APG’s projected budget and revenue projections, including a commitment that during the second quarter of calendar year 2012, Red Arrow mine’s production would generate revenues in sufficient amounts to finance current mining operations and make our required loan payments. APG’s budget requirements and revenue projections are linked to certain financial covenants set forth in the Credit Agreement, including the requirements that APG’s monthly (and cumulatively from the closing date) projected budget line items, the projected revenues and the projected quantities of produced ore not vary by more than 20% from the budget or mining schedules provided and to be provided to the Lender. Although we believe that APG is currently in compliance with these financial covenants contained in the Credit Agreement, there are a myriad of factors or events beyond our control that could cause a budgetary line item, a projected revenue amount or a projected amount of produced ore to vary by more than 20%. In such an event, APG would be in default of the Credit Agreement, giving the Lender the legal right to foreclose on its lien over all of the Red Arrow mine assets, which could materially adversely affect our business and future financial condition and could require us to curtail or otherwise cease our operations resulting in the potential loss by our shareholders and public investors of their entire investment in our Company.

B. Our potential Lender put option obligations.

In connection with securing the Credit Agreement, we issued 18,865,520 shares of our restricted common stock to the Lender (the “Investor Shares”), representing 9.9% of our outstanding common shares at closing, as part of the consideration for making the loan. In addition, we delivered to the Lender a Put Option Agreement, giving the Lender two put options: the first, exercisable through December 31, 2012, permits Lender to cause us to purchase up to 50% of the Investor Shares for a cash purchase price equal to $0.20 per share, or a total put option price of $1,886,552, and; the second, exercisable during the period, January 1, 2013 through December 31, 2013, permits Lender to cause us to again purchase up to 50% of the Investor Shares for the same $0.20 per share cash price, or for a total put option price of $1,886,552. Until the expiration or exercise of the second put option, we have agreed to provide the Lender with anti-dilution rights to maintain its 9.9% stock ownership position in our common shares. We may, therefore, need a total of $3,773,552 of funds to honor both put options and repurchase the Investor Shares. These obligations are carried at their present value as a liability on our balance sheet.

We have projected and are relying upon the future revenues generated by the Red Arrow mine to provide us with sufficient funds with which to pay these put option liabilities if such need arises.

The two put options are also secured by all of the same collateral securing the Credit Agreement and the Note, including our 49% ownership interest in the Red Arrow mine. Accordingly, if we do not have sufficient funds to pay the put option prices for the Investor Shares, we would default under the terms of this Put Option Agreement and the Lender could foreclose on this collateral, in which event, shareholders and public investors could lose their entire investment.

C. We may need additional funding under our Facility to acquire the 51% of the Red Arrow mine owned by the Red Arrow Gold Corporation which may not be readily available.

On February 1, 2012, we signed a letter of intent to purchase the 51% ownership interest in the Red Arrow mine owned by the Red Arrow Gold Corporation (“RAGC”) and agreed to use our respective best efforts to close this transaction on or before May 2, 2012. Craig Liukko, the President, CEO and majority shareholder of RAGC, is a member of our Board of Directors and an employee of our subsidiary, APG.

Under the existing LOI, we agreed: (1) to pay RAGC $10,000,000 cash, $3,500,00 of which amount is due at closing, with the balance accruing interest at the rate of 5% per annum and payable monthly in the amount of $200,000; (2) to issue to RAGC 40,000,000 restricted common shares; (3) to provide RAGC’s employees with an incentive stock option plan with a pool of 2,000,000 common shares, as well as health insurance benefits; (4) to assume and pay all of the operational expenses of the Red Arrow mine from the closing date, and; (5) a perpetual 5% net smelter return on all mineral rights acquired by us or our affiliates at the Red Arrow mine and within a 5-mile radius.

As a minority owner in the Red Arrow mine, we would be subject to the management control of RAGC over all aspects of the project, including all mining operations, budgetary and employee matters. As the majority owner of the Red Arrow mine, RAGC would seek to manage, finance and operate the Red Arrow mine for and on behalf of the best interests of its own shareholders which interests could significantly differ from the best interests of our shareholders, and which could have a materially adverse affect on our plan of operations and financial condition.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and financial position. The recent high costs of fuel and other consumables may negatively impact costs of our operations. In addition, the financial crisis may limit our ability to raise capital through credit and equity markets. As discussed further below, the prices of the metals that we may produce are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

Our business will be subject to fluctuations in the market prices of gold, silver and other metals, which has fluctuated widely in the past and will have a direct material effect on our financial condition and future profitability.

The value of the Red Arrow mine and our ability to raise other funding if needed to meet our financial obligations and establish our operations are directly linked to the market price of gold, silver and other precious metals. The price of gold may also have a material impact on the market price of our common stock. The price of gold, silver and other precious metals is volatile and affected by numerous factors beyond our control, including but not limited to world supply versus commercial demand for gold and jewelry containing gold; interest rates; the rate of inflation and deflation; currency exchange rates; global and regional political, economic and financial conditions; interventions and other actions taken by central banks, governments and speculators in response to these factors. Any material decrease in the market price for gold, silver and other precious metals could have a materially adverse affect on our financial condition and plan of operations and results, including our ability to finance our mining operations at the Red Arrow mine. There are no assurances that the market price for gold, silver and other precious metals will remain at current levels or increase due to any of the above mentioned factors or a combination of them.

We must comply with present and future environmental regulations.

Gold exploration and mining operations are subject to national and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment.  Gold exploration and mining operations are also subject to national and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of mining methods and equipment. Environmental standards imposed by national or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which we may elect not to insure against due to prohibitive premium costs and other reasons. The discharge of pollutants into the air, soil or water may give rise to liabilities to foreign governments and third parties and may require us to incur costs to remedy such discharge. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. We may be required to expend substantial sums in the future and this may affect our ability to develop, expand or maintain our operations.

With respect to future environmental regulation, such legislation could require:

	stricter standards and enforcement;

	increased fines and penalties for non-compliance;

	more stringent environmental assessments of proposed projects; and

	a heightened degree of responsibility for companies and their officers, directors and employees.

Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations. We could be held liable for environmental hazards that exist on the Red Arrow mine, whether caused by previous or existing owners or operators of the mine, and whether known or unknown at the time we acquire such interests. Any such liability could adversely affect our business, plan of operations and financial condition.

We may be denied the government licenses and permits which we need to explore on our properties. In the event that we discover commercially exploitable deposits, we may be denied the additional government licenses and permits which we will need to mine our properties.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

We are dependent on certain key management personnel and the loss of any one could hinder the implementation of our business plan.

We are heavily dependent on the members of our management team, Rocky V. Emery, our President, CEO and Chairman of the Board of Directors, Mark G. Harrington, our Vice-Chairman and Chief Financial Officer, and Craig A. Liukko of the Red Arrow Gold Corporation, our partner and experienced mining executive. The loss of any one of these management executives could have a material adverse affect on our ability to implement our business plan. The loss or unavailability of our management team or any one of these individuals upon which we depend to implement our business plan, our current operations and proposed plan of operations could be materially adversely affected.

Risks Relating to our Organization and our Common Stock

Risks Related to our Common Stock

We failed to timely file certain periodic reports with the SEC, presenting substantial risks to our company and business which could have materially adverse affects on our plan of operations and financial condition.

We failed to file our Annual Reports on Form 10-K for the fiscal years ended December 31, 2009 and December 31, 2010, and our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009, September 30, 2009, March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011, and September 30, 2011. As a result, we were not in compliance with our periodic reporting requirements under the Exchange Act. Because of this failure to timely file these periodic reports, we are subject to potential enforcement actions by the SEC and shareholder lawsuits. An SEC enforcement action or a shareholder lawsuit against us for these failures could have a material and adverse impact on our plan of operations and financial condition. In such an event, we would not be able to register any of our securities for public sale for our benefit or for the benefit of our shareholders. Absent full compliance with our periodic reporting responsibilities, public investors will not have adequate current information upon which to make investment decisions.

We do not expect to be able to access the public U.S. capital markets until all of its periodic reporting with the SEC is up to date.

We will be unable to register our common stock with the SEC to access the U.S. public securities markets until we have filed its prior periodic reports and financial statements with the SEC. Although we may be able to raise capital on a privately negotiated basis, this precludes us from raising debt or equity financing in registered transactions in the U.S. public capital markets to support growth in its business plan.

Internal control, fraud detection and financial reporting

Our last Form 10-K filed with the Commission for the fiscal year ended December 31, 2008, noted significant deficiencies in our control environment and management did not assess the effectiveness of the Company’s then internal controls over financial reporting at December 31, 2008. Although management has done an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011, deficiencies in these controls and procedures were again detected and disclosed. If we continue to have such deficiencies and are not able to maintain an effective system of internal controls, we may not be able to detect fraud or report financial results accurately, which could have a material adverse affect on our financial condition and could subject us to regulatory scrutiny.  Failure to comply may make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Our common stock is quoted on the OTC “pink sheets” market, which does not provide investors with a meaningful degree of liquidity.

Bid quotations for our common stock are available on the OTC “pink sheets,” an electronic quotation service for securities traded over-the-counter. Bid quotations on the pink sheets can be sporadic and the pink sheets do not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of the common stock. There can be no assurance that our common stock will be re-listed on the over-the-counter Electronic Bulletin Board or ever on a national exchange such as The NASDAQ Stock Market, the New York Stock Exchange or another securities exchange once we become current in our filing obligations with the SEC.

Our stock price may be volatile.

The stock market in general has experienced volatility that often has been unrelated to the operating performance of any specific public company. The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

	changes in our industry;
	competitive pricing pressures;
	our ability to obtain working capital financing;
	additions or departures of key personnel;
	limited “public float” in the hands of a small number of persons who sales or lack of sales could result in positive or negative pricing pressure on the market prices of our common stock;
	sales of our common stock;
	our ability to execute our business plan;
	operating results that fall below expectations;
	loss of any strategic relationship;
	regulatory developments;
	economic and other external factors; and
	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock is subject to the “Penny Stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The shares of Rock Energy Resources, Inc. common stock constitute “penny stocks” under the Exchange Act. The current classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of the Company’s common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

(a)	if "penny stock" is sold to an investor in violation of his or her rights listed above, or other federal or states securities laws, the investor may be able to cancel his or her purchase and get his or her money back.

(b)	if the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages.

(c)	if the investor has signed an arbitration agreement, however, he or she may have to pursue his or her claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

We have never paid nor do we expect in the near future to pay dividends.

We have never paid dividends on our capital stock and do not anticipate paying any dividends on our common stock for the foreseeable future.  Investors should not rely on an investment in our Company if they require income generated from dividends paid on our capital stock.  It is the Company’s intention to apply net earnings, if any, in the foreseeable future to finance the growth and development of the business

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2011, our primary executive and administrative offices were located at 2607 Sara Ridge, Katy, Texas 77450. This facility is leased rent free to Rock from Mr. Emery.  We consider these facilities to be adequate for our operating needs. Our operations office is located at 623 Grand Ave., Mancos, Colorado, 81328.

ITEM 3. LEGAL PROCEEDINGS

We may be involved from time to time in various claims, lawsuits or disputes with third parties or contract claims incidental to our normal course of business operations. We are not aware of any material pending or threatened legal proceedings against us except as discussed above.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF ISSUER SECURITIES

Our common stock has traded on the OTCBB under the symbol “RCKE” since February 19, 2008. The following table shows the high and low closing sale prices per share for our common stock for each quarter in the years ended December 31, 2008, 2009, 2010 and 2011. The prices reflect (i) our February 19, 2008 one share for eight shares reverse stock split, (ii) inter-dealer prices without regard to retail mark-ups, markdowns, or commissions, but do not necessarily reflect actual transactions.

	Low	High
Fiscal year ended December 31, 2008
First Quarter	$1.44	$4.00
Second Quarter	$2.60	$3.45
Third Quarter	$0.83	$3.00
Fourth Quarter	$0.57	$1.42

Fiscal year ended December 31, 2009
First Quarter	$0.05	$1.01
Second Quarter	$0.09	$0.45
Third Quarter	$0.03	$0.20
Fourth Quarter	$0.03	$0.22

Fiscal year ended December 31, 2010
First Quarter	$0.05	$0.20
Second Quarter	$0.02	$0.11
Third Quarter	$0.02	$0.06
Fourth Quarter	$0.01	$0.05

Fiscal year ended December 31, 2011
First Quarter	$0.01	$0.04
Second Quarter	$0.01	$0.04
Third Quarter	$0.01	$0.03
Fourth Quarter	$0.00	$0.18

Fiscal year ending December 31, 2012
First Quarter (through March 16, 2012)	$0.09	$0.55

As of December 31, 2011, we had approximately 536 stockholders of record.

We have not paid any cash dividends, and do not anticipate declaring or paying any cash or stock dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0		-	0

Equity compensation plans not approved by security holders	4,000,000	1	$0.16	6,000,000

Total	4,000,000	1	$0.16	6,000,000

1 Does not reflect the exercise of 2,500,000 stock options exercised by an executive officer on January 19, 2012.

Information about common stock that may be issued upon the exercise of options and warrants is also found in Note 6 to the Consolidated Financial Statements for the year ended December 31, 2011 attached hereto.

Recent Sales of Unregistered Securities

The following table describes all securities we issued during the years ended December 31, 2011, 2010 and 2009 without registering the securities under the Securities Act and that may have also been disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K.

Date	Description	Number	Purchaser	Proceeds ($)	Consideration	Exemption (A)
February, 2009	Common Stock	500,000	Accredited Investors	$50,000	Cash	Sec. 4(2)
February, 2009	Common Stock	820,000	Accredited Investors	$131,200	Conversion of interest	Sec. 4(2)
May, 2009 (B)	Stock Options and Underlying Common Shares	7,500,000	Employees	Exercisable at $0.16 per Share	Services rendered	Sec. 4(2)
June, 2009	Common Stock	1,700,000	Accredited Investors	Nil	Exchange for all 155 outstanding shares of Series A Preferred Stock	Sec 4(2)
June, 2009	Common Stock	1,821,818	Officer and director	$437,236	Exchange and reimbursement of accrued expenses	Sec 4(2)
June, 2009	Common Stock	27,500	Employee	$6,600	Services Rendered	Sec 4(2)
June, 2009	Common Stock	480,000	Directors	$168,000	Conversion of Directors’ fees owed for 2008	Sec 4(2)
July 2009	Common Stock	400,000	Consultant	$20,000	Services rendered	Sec. 4(2)
September 2009	Common Stock	1,000,000	Accredited Investor	$50,000	Conversion of Interest	Sec. 4(2)
October, 2009	Common Stock	1,000,000	Accredited Investor	$60,000	Conversion of Interest	Sec. 4(2)
April 2010	Common Stock	800,000	Accredited Investors	$45,000	Cash	Sec. 4(2)
August, 2010	Common Stock	7,573,050	Directors	$151,461	Services rendered	Sec. 4(2)
August, 2010	Common Stock	34,078,100	Officer Employees	$681,562	Conversion of accrued salaries	Sec 4(2)
August, 2010	Common Stock	100,000	Accredited Investor	$3,000	Interest in Cahaba	Sec. 4(2)
November, 2010	Common Stock	2,375,000	Accredited Investors	$47,500	Cash	Sec. 4(2)
August, 2011	Common Stock	13,000,000	Employees	Nil	Services rendered	Sec. 4(2)
November, 2011	Common Stock	3,000,000	Employee	Nil	Services rendered	Sec. 4(2)
December, 2011	Common Stock	13,983,332	Accredited Investors	$1,118,667	Membership Interests in HE-MAN, LLC	Reg. D and Sec. 4(2)
December, 2011	Common Stock	18,865,520	Accredited Investor	$943,276	$25 Million Loan Facility	Sec. 4(2)

(A)	With respect to sales designated by “Sec. 4(2),” or “Reg. D” these shares were issued pursuant to the exemptions from registration found in Section 4(2) of the Securities Act of 1933 and Regulation D, promulgated thereunder, respectively, as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that such purchaser’s intention to acquire the shares for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

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

Plan of Operations

In furtherance of our strategy to focus on mining operations, and the development of the Red Arrow mine and related claims in particular, on February 2, 2012 we entered into a Letter of Intent to acquire the remaining 51% interest in the assets of RAGC. Under the terms of the LOI, a closing is anticipated to occur prior to the end of May, 2012. Under the existing LOI, we expect to require cash in order to pay RAGC $10,000,000 cash, $3,500,00 of which amount is due at closing, with the balance accruing interest at the rate of 5% per annum and payable monthly in the amount of $200,000 as well as to pay additional operating costs of the mine. We will need to draw additional funds on our Maximilian Credit Agreement or obtain other sources of financing for this transaction.

In addition, we expect to require approximately $6.5 million for investment in mining facilities and exploration cost at the Red Arrow Mine in the coming 18 months.

While we fully develop our valuable Red Arrow mining assets, we are continuing to seek avenues for the monetization of our remaining oil and gas holding, a 3.5% membership interest in Santa Maria pacific Holdings, LLC (“SMPH”). As described more fully in Footnote 3 to our financial statements, in June, 2009 we elected to exchange our working interests in our California oil properties into privately held SMPH. We consider that asset to be a potential source of cash to further supplement our financial resources in pursuit of our core business in the mining sector.

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

Mineral Properties — Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Red Arrow Mine (“Red Arrow Mine”), which includes approximately 370 acres of patented mining claims in the Red Arrow gold mine located in Mancos, Colorado. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent development costs on the property are capitalized. Once a property is in the production phase, capitalized development costs are depleted on the units of production basis determined by the proven and probable reserves for that project.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable, management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of mineral properties, estimates of the value of other commodities on the land to which the Company has rights, the value of unproven acreage, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments to the carrying value of mineral properties at December 31, 2011.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

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

Share-Based Compensation — The Company accounts for compensation cost for stock option plans and share-based payments to employees in accordance with ASC 718 “Stock compensation”.  The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Equity-based payments to non-employees”.

Embedded Conversion Features – The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging”to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with conversion and other options” for consideration of any beneficial conversion feature.

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

Liquidity and Capital Resources

General: The minerals exploration industry is a highly capital intensive and cyclical business. Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

·	the development of existing properties, including drilling and completion costs of wells;
·	acquisition of interests in additional natural gas and crude oil properties; and
·	production and transportation facilities.

The amount of capital expenditures we are able to make has a direct impact on our ability to increase cash flow from operations and, thereby, will directly affect our ability to grow the business through the development of existing properties and the acquisition of new properties.

Working Capital Deficit: At December 31, 2011, our current liabilities of $6,495,826 exceeded our current assets of $1,250,600 thus resulting in a working capital deficit of $5,245,226. Current liabilities at December 31, 2011 consisted of accounts payable and accrued liabilities of $1,044,297, accounts payable and accrued liabilities to related parties of $698,000, notes payable to related parties of $1,062,000, notes payable to third parties of $2,077,500, accrued interest of $15,256 and a put option liability of $1,598,773. Subsequent to December 31, 2011, we settled notes payable to related and third parties in the amount of $645,000 through the issuance of 8,480,000 shares of common stock. The current portion of the put option liability represents our liability to the lender of the $25 million lending facility to repurchase up to 9,432,760 shares of common stock at a price of $0.20 per share by December 31, 2012. If the Company’s stock price stays above $0.20, we do not expect to have to repurchase these shares. As of March 16, 2012, the Company’s closing stock price was $0.55.

Sources of Capital:   The net funds provided by and/or used in each of the operating, investing and financing activities are summarized in the following table:

	2011	2010	2009	2008
Net Cash (Used in) or Provided by
Operating activities	$(532,075)	$(130,328)	$(149,449)	$(2,526,821)
Investing activities	1,502,626	-	(431,551)	(6,573,766)
Financing activities	(75,000)	121,625	580,500	8,907,773
Net change in cash	$895,551	$(8,702)	$(500)	$(192,814)

Operating activities during the year ended December 31, 2011 used $532,075 of cash. This related primarily to cash expenditures after the acquisition of He-Man LLC in order to resume operations. Investing activities generated positive cash flow of $1,502,626 for the year ended December 31, 2011 as a result of cash acquired in the acquisition of He-Man LLC.

Future Capital Resources: Since the beginning of 2008, we have funded our operations primarily with funds received in the form of short term loans, through the sale of equity securities and with a decreasing amount of revenue received from our discontinued oil and gas operations.

Rock’s sources of capital going forward will primarily be cash from the $25 million lending facility from Maximilian Investors LLC (“Maximilian”) as well as internally generated cash flow from operations. Through December 31, 2011, we have borrowed $2.5 million of the $25 million available. In the coming 18 months, we expect to require approximately $6.5 million for investment in mining facilities and exploration cost at the Red Arrow Mine. In addition, we expect to require additional cash to acquire the remaining 51% interest in the Red Arrow Mine. We expect to begin generating revenue from the Red Arrow Mine during the first half of 2012 and to realize positive cash flows from operating activities by the end of 2012.

We expect that cash flows from operating activities will become positive by the second half of 2012. Our cash flow from operations will depend heavily on the prevailing price of gold and our production volumes. Future gold price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Falling gold prices could also negatively affect our ability to raise capital on terms favorable to us or at all.

As of December 31, 2011, we have cash on hand of $905,011. We expect to partially fund our operations for the coming year using cash on hand and cash generated from sales of gold. We expect that this will leave a shortfall of approximately $8 million which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

The following table summarized our contractual obligations and commercial commitments as of December 31, 2011:

	Payments Due By Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual obligations:
Debt and interest	$4,577,500	$2,077,500	$2,500,000	$-	$-
Notes payable to related parties	1,062,000	1,062,000	-	-	-
Put option liability	3,773,104	1,886,552	1,886,552	-	-
Total	$9,412,604	$5,026,052	$4,386,552	$-	$-

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2011

General and Administrative Expense

General and administrative expense decreased to $1,103,155 in 2011 versus $1,378,732 in 2010.  General and administrative expense decreased in 2011 relative to 2010 because of overall decreased expenses as a result of significantly decreased level of operations of the Company. General and administrative expenses for the year ended December 31, 2011 were primarily made up of accrued and unpaid officer salaries and amortization of stock option expense.

Interest Expense

Interest expense was $761,960 in fiscal 2011 versus $1,015,534 in fiscal 2010. Interest expense decreased due to the forgiveness of the Company’s then outstanding Senior Secured Debt in 2010. Interest expense in 2011 consisted primarily of a loss on the initial recording of the put option liability to the Lender.

Extraordinary gain on forgiveness of debt

During the year ended December 31, 2010, we recognized extraordinary gain on forgiveness of debt as a result of the lender forgiving its Senior Secured Debt and accrued interest in the amount of $12,906,931.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $1,865,115 in 2011 as compared to net income from continuing operations of $10,512,665 in 2010. The increase in the net loss from continuing operations is directly related to the extraordinary gain on forgiveness of debt in 2010 and the lower general and administrative expenses as discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $13,687 in 2010. There was no income or loss from discontinued operations during the year ended December 31, 2011.

For the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

General and Administrative Expense

General and administrative expense decreased to $1,378,732 in 2010 versus $2,671,125 in 2009.  General and administrative expense decreased in 2010 relative to 2009 because of decreased salaries and wages due to a smaller staff and overall decreased expenses as a result of significantly decreased level of operations of the Company.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization expense decreased from $15,558 in the year ended December 31, 2009 to $- for the same period of 2010. The decrease is due to the disposal of all property and equipment in 2010 as a result of the Company moving out of its office space.

Interest Expense

Interest expense was $1,015,534 in fiscal 2010 versus $1,257,156 in fiscal 2009. Interest expense decreased due to various bridge loans calling for a single payment of stock in lieu of interest. The notes are in default and do not require default interest.

Extraordinary gain on forgiveness of debt

During the year ended December 31, 2010, we recognized extraordinary gain on forgiveness of debt as a result of the lender forgiving debt and accrued interest in the amount of $12,906,931.

Net Loss from Continuing Operations

We generated net income from continuing operations of $10,512,665 in 2010 as compared to a loss of $3,943,839 in 2009.  The decrease in the net loss from continuing operations is directly related to the extraordinary gain on forgiveness of debt and the lower general and administrative expenses as discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $13,687 in 2010 as compared to a loss of $14,004,588 in 2009. The loss from discontinued operations includes all revenue from oil and gas sales offset by lease operating expenses, production taxes and depletion. During 2009, the loss from discontinued operations also includes a write down of all oil and gas properties to net realizable value. As more fully described in the footnotes to the financial statements, on June 30, 2009, management of the Company determined that it would no longer continue operating its oil and gas properties. As a result, all income and expenses related to the oil and gas properties is included in discontinued operations for all periods presented.

For the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

General and Administrative Expense

General and administrative expense decreased to $2,671,125 in 2009 versus $4,731,888 in 2008.  General and administrative expense decreased in 2009 relative to 2008 because of decreased salaries and wages due to a smaller staff and decreased investor relation expenses. These expenses were at a higher level in 2008 as a result of the Company becoming a public company. They decreased in 2009 due to a limitation on available cash and a decrease in the level of operations. The decreased general and administrative expenses were partially offset by an increase in stock based compensation from $1,459,337 in 2008 to $1,886,807 in 2009. The Company used stock to pay for some accrued officer and director fees and other professional fees due to the lack of available cash.

Depreciation, Depletion and Amortization

Depreciation, depletion, and amortization expense decreased from $17,917 in the year ended December 31, 2008 to $15,558 for the same period of 2009. The decrease is due to some assets becoming fully depreciated in 2008.

Interest Expense

Interest expense was $1,257,156 in fiscal 2009 versus $565,801 in fiscal 2008. Interest expense increased due to the bridge financing costs.  During the year ended December 31, 2008 interest expenditures in the amount of $2,699,378 were capitalized to oil and gas properties. No interest costs were capitalized during the year ended December 31, 2009.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $3,943,839 in 2009 as compared to a loss of $5,315,606 in 2008.  The decrease in the net loss from continuing operations is directly related to lower general and administrative expenses as discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $14,004,588 in 2009 as compared to a loss of $334,541 in 2008. The loss from discontinued operations includes all revenue from oil and gas sales offset by lease operating expenses, production taxes and depletion. During 2009, the loss from discontinued operations also includes a write down of all oil and gas properties to net realizable value. As more fully described in the footnotes to the financial statements, on June 30, 2009, management of the Company determined that it would no longer continue operating its oil and gas properties. As a result, all income and expenses related to the oil and gas properties is included in discontinued operations for all periods presented.

Off Balance Sheet Arrangements

For the years ended December 31, 2011, 2010 and 2009, the Company did not have any off-balance-sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Rock Energy Resources, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Rock Energy Resources, Inc. (“the Company”) as of December 31, 2011, 2010, 2009 and 2008 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, 2010, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

March 19, 2012

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010	2009	2008
ASSETS
Current Assets
Cash	$905,011	$9,461	$18,163	$18,663
Assets held for disposal - discontinued operations	-	-	-	27,375
Prepaid and other assets	270,589	-	-	84,863
Deferred financing cost	75,000	-	-	-
Total Current Assets	1,250,600	9,461	18,163	130,901

Property and equipment, net	-	-	-	29,684
Undeveloped mineral properties	2,802,541	-	-	-
Investment in Santa Maria Properties	1,263,792	1,263,792	-	-
Assets held for disposal - discontinued operations, noncurrent	-	-	1,263,792	15,863,130
TOTAL ASSETS	$5,316,933	$1,273,253	$1,281,955	$16,023,715

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,044,297	$780,251	$937,422	$773,318
Accrued liabilities to related parties	698,000	185,000	51,000	-
Liabilities related to discontinued operations	-	-	-	101,120
Accrued interest	15,256	8,834	3,470,190	2,440,793
Put option liability	1,598,773	-	-	-
Notes payable	2,077,500	2,077,500	10,490,500	10,635,873
Notes payable, related parties	1,062,000	1,062,000	1,057,000	842,000
Total Current Liabilities	6,495,826	4,113,585	16,006,112	14,793,104

Notes payable, net of discount of $2,447,917	52,083	-	-	-
Put option liability, noncurrent	1,598,773	-	-	-
Liabilities related to discontinued operations, noncurrent	-	-	-	184,348
Total Liabilities	8,146,682	4,113,585	16,006,112	14,977,452

Stockholders' Equity (Deficit)
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011, 2010 and 2009; 155 issued and outstanding at December 31, 2008, $1,000 per share liquidation preference	-	-	-	-
Common Stock: 500,000,000 shares of $.0001 par value authorized; 180,782,543 shares, 125,433,691 shares, 76,507,541 shares and 68,518,223 shares issued and outstanding, respectively	18,078	12,543	7,651	6,852
Additional paid in capital	47,603,689	45,733,526	44,353,571	42,176,363
Accumulated deficit	(50,451,516)	(48,586,401)	(59,085,379)	(41,136,952)
Total stockholders' equity (deficit)	(2,829,749)	(2,840,332)	(14,724,157)	1,046,263
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,316,933	$1,273,253	$1,281,955	$16,023,715

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2011	2010	2009	2008

OPERATING EXPENSES:
General and administrative	$1,103,155	$1,378,732	$2,671,125	$4,731,888
Depletion, depreciation and amortization	-	-	15,558	17,917
Total operating expenses	1,103,155	1,378,732	2,686,683	4,749,805
LOSS FROM OPERATIONS	(1,103,155)	(1,378,732)	(2,686,683)	(4,749,805)

OTHER INCOME (EXPENSES):
Interest expense	(761,960)	(1,015,534)	(1,257,156)	(565,801)

Extraordinary gain on forgiveness of debt, net of tax	-	12,906,931	-	-

Income (loss) from continuing operations	(1,865,115)	10,512,665	(3,943,839)	(5,315,606)

Loss from discontinued operations, net of tax	-	(13,687)	(14,004,588)	(334,541)

Net income (loss)	(1,865,115)	10,498,978	(15,657,878)	(5,650,147)

Deemed dividend on preferred stock	-	-	-	(155,000)

Net income (loss) attributable to common shareholders	$(1,865,115)	$10,498,978	$(17,948,427)	$(5,805,147)

Basic and diluted net loss per common share
From continuing operations	$(0.01)	$0.11	$(0.05)	$(0.08)
From discontinued operations	$-	$(0.00)	$(0.19)	$(0.01)
Net loss attributable to common shareholders	$(0.01)	$0.11	$(0.25)	$(0.09)

Basic and diluted weighted average shares outstanding	135,240,624	93,387,578	72,759,143	65,237,840

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Limited Partnership Contributions		General Partnership Contributions		Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Units	Amount	Units	Amount	Shares	Par	Shares	Par	Capital	Deficit	Total
BALANCE, December 31, 2007	170,204,227	$31,687,968	100	$10	-	$-	-	$-	$-	$(35,486,805)	$(3,798,827)

Common stock issued for:
Partnership units	(170,204,227)	(31,687,968)	(100)	(10)	-	-	54,374,849	5,437	31,682,541	-	-
Shareholders prior to REP Asset Purchase	-	-	-	-	-	-	4,378,634	438	(438)	-	-
Placement agent for REP Asset Purchase	-	-	-	-	-	-	3,746,517	375	(375)	-
Cash	-	-	-	-	-	-	3,808,426	381	6,381,072	-	6,381,453
Services	-	-	-	-	-	-	558,793	56	810,234	-	810,290
Settlement of debt	-	-	-	-	-	-	281,004	28	472,059	-	472,087
Interest on bridge loans	-	-	-	-	-	-	1,370,000	137	2,189,558	-	2,189,695

Fees paid to placement agent for REP Asset Purchase	-	-	-	-	-	-	-	-	(575,000)	-	(575,000)

Net assets acquired in REP Asset Purchase	-	-	-	-	-	-	-	-	628,345	-	628,345

Fees paid to placement agent for stock for cash transactions	-	-	-	-	-	-	-	-	(215,680)	-	(215,680)

Common stock option & warrant expense	-	-	-	-	-	-	-	-	649,047	-	649,047

Preferred stock issued for cash	-	-	-	-	155	-	-	-	155,000	-	155,000

Beneficial conversion feature related to preferred stock	-	-	-	-	-	-	-	-	155,000	-	155,000

Deemed dividend from beneficial conversion feature on preferred stock	-	-	-	-	-	-	-	-	(155,000)	-	(155,000)

Net loss	-	-	-	-	-	-	-	-	-	(5,650,147)	(5,650,147)

BALANCE, December 31, 2008	-	$-	-	$-	155	$-	68,518,223	$6,852	$42,176,363	$(41,136,952)	$1,046,263

Common stock issued for:
Cash	-	-	-	-	-	-	500,000	50	49,950	-	50,000
Interest on bridge loans	-	-	-	-	-	-	2,820,000	282	240,918	-	241,200
Services	-	-	-	-	-	-	2,969,318	297	715,539	-	715,836
Conversion of preferred stock	-	-	-	-	(155)	-	1,700,000	170	540,580	-	540,750

Amortization of stock option expense	-	-	-	-	-	-	-	-	630,221	-	630,221

Net loss	-	-	-	-	-	-	-	-	-	(17,948,427)	(17,948,427)

BALANCE, December 31, 2009	-	$-	-	$-	-	$-	76,507,541	$7,651	$44,353,571	$(59,085,379)	$(14,724,157)

Common stock issued for:
Cash	-	-	-	-	-	-	3,175,000	317	99,308	-	99,625
Interest on bridge loans	-	-	-	-	-	-	100,000	10	2,990	-	3,000
Services	-	-	-	-	-	-	45,651,150	4,565	908,458	-	913,023

Amortization of stock option expense	-	-	-	-	-	-	-	-	369,199	-	369,199

Net income	-	-	-	-	-	-	-	-	-	10,498,978	10,498,978

BALANCE, December 31, 2010	-	$-	-	$-	-	$-	125,433,691	$12,543	$45,733,526	$(48,586,401)	$(2,840,332)

Common stock issued for:
Financing costs	-	-	-	-	-	-	18,865,520	1,887	941,389	-	943,276
Acquisition of He-Man LLC	-	-	-	-	-	-	13,983,332	1,398	1,536,768	-	1,538,166
Services	-	-	-	-	-	-	22,500,000	2,250	245,250	-	247,500

Put option liability	-	-	-	-	-	-	-	-	(943,276)	-	(943,276)

Amortization of stock option expense	-	-	-	-	-	-	-	-	90,032	-	90,032

Net loss	-	-	-	-	-	-	-	-	-	(1,865,115)	(1,865,115)

BALANCE, December 31, 2011	-	$-	-	$-	-	$-	180,782,543	$18,078	$47,603,689	$(50,451,516)	$(2,829,749)

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,865,115)	$10,498,978	$(17,948,427)	$(5,650,147)
Income (loss) from discontinued operations, net	-	13,687	14,004,588	(334,541)
Extraordinary gain on forgiveness of debt	-	(12,906,931)	-	-
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	-	15,558	17,917
Loss on abandonment of property and equipment	-	-	14,126	-
Common stock issued for services	247,500	913,023	715,836	810,290
Common stock option and warrant expense	90,032	369,199	1,170,971	649,047
Common stock issued for interest expense	-	3,000	241,200	340,599
Loss on issuance of put option	697,546	-	-	-
Amortization of debt discount	52,083	-	-	-
Changes in assets and liabilities:
Prepaid expenses and other assets	(270,589)	-	84,863	(47,600)
Accounts payable and accrued liabilities	(2,954)	(153,197)	215,104	-
Accrued liabilities - related party	513,000	134,000	-	-
Accrued interest payable	6,422	1,011,600	1,016,017	650,572
Cash used in operating activities - continuing operations	(532,075)	(116,641)	(470,164)	(3,563,863)
Cash provided by (used in) operating activities - discontinued operations	-	(13,687)	320,715	1,037,042
Net cash provided by (used in) operating activities	(532,075)	(130,328)	(149,449)	(2,526,821)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in reverse merger, REP Asset Purchase	-	-	-	623,789
Cash acquired in acquisition of He-Man LLC	1,502,626	-	-	-
Cash used in investing activities - continuing operations	1,502,626	-	-	585,500
Cash used in investing activities - discontinued operations	-	-	(431,551)	(7,159,266)
Net cash used in investing activities	1,502,626	-	(431,551)	(6,573,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	99,625	50,000	6,165,773
Proceeds from sale of preferred stock	-	-	-	155,000
Payments of third party debt	-	(3,000)	-	-
Borrowings of third party debt	-	20,000	315,500	1,745,000
Payment of deferred financing cost	(75,000)	-	-	-
Borrowings of related party debt	-	5,000	245,600	2,192,000
Payments of related party debt	-	-	(30,600)	(1,350,000)
Net cash (used) provided by financing activities	(75,000)	121,625	580,500	8,907,773

Net change in cash	895,550	(8,702)	(500)	(192,814)
Cash and cash equivalents at beginning of period	9,461	18,163	18,663	211,477
Cash and cash equivalents at end of period	$905,011	$9,461	$18,163	$18,663

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$-	$-	$-	$-
Cash paid for income taxes:	$-	$-	$-	$-

Non-cash investing and financing activities:
Common stock issued to placement agent for REP Asset Purchase	-	-	-	375
Fees paid to placement agent for REP Asset Purchase	-	-	-	575,000
Net assets acquired in REP Asset Purchase	-	-	-	4,556
Capital expenditures in accounts payable	-	-	-	197,456
ARO - Change in estimate	-	-	-	21,104
Capitalized interest	-	-	-	2,699,378
Common stock issued for settlement of debt	-	-	-	472,087
Oil and gas note payable to Sector Capital	-	-	-	277,723
Beneficial conversion feature related to preferred stock	-	-	-	155,000
Common stock issued for acquisition of He-Man LLC	1,538,166	-	-	-
Common stock issued with Maximillian debt	943,276	-	-	-
Reclassification of put option liability from additional paid-in capital	943,276	-	-	-
Discount on note payable from put option liability	2,500,000	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ROCK ENERGY RESOURCES, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2011, 2010, 2009 and 2008

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Rock Energy Resources, Inc. (the “Company”, “we”, “our”, “Rock”) was formed on April 16, 2004 as a Delaware limited partnership and was engaged in the acquisition, exploration, and development of onshore properties in the United States for the production of crude oil, condensates and natural gas. The Company’s properties were located in Texas and California.

We became severely constrained in our cash and in 2009 were forced to discontinue our working interest oil and gas operations. We traded our California properties in exchange for a small stock interest in a private oil and gas company which has operated these interests since that time. Until December 2011, we had no operations.

During the second half of 2011, we shifted our focus from oil and natural gas operations to the evaluation of possible minerals acquisitions. Towards that end, we began due diligence on a joint venture opportunity with Colorado-based Red Arrow Gold Corporation (“RAGC”). RAGC had spent the past eight years refurbishing the Red Arrow Mine located in Mancos, Colorado.

Consequent to these efforts on December 14, 2011, a $25 million financing (the“Facility”) was closed into the then privately held American Patriot Gold, Inc. (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. The Facility and its terms are discussed more fully in Note 5. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim. See Note 2 for a further discussion of the acquisition of APG.

While we fully develop our Red Arrow mining assets, we are continuing to seek avenues for the monetization of our remaining oil and gas holding, a 3.5% membership interest in Santa Maria pacific Holdings, LLC (“SMPH”). As described more fully in Footnote 3 to our financial statements, in June, 2009 we elected to exchange our working interests in our California oil properties into privately held SMPH. We consider that asset to be a potential source of cash to further supplement our financial resources in pursuit of our core business in the mining sector.

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

Principles of consolidation — The consolidated financial statements include the results of Rock Energy Resources, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Cash and cash equivalents — Highly liquid investments with original maturities of less than three months are considered cash equivalents and are stated at cost which approximates market value.

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

Impairment of properties, plants and equipment — Proved oil and natural gas properties and related equipment and facilities are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amounts of such properties may not be recoverable. The determination of recoverability is made based upon estimated undiscounted future net cash flows. The amount of impairment loss, if any, is determined by comparing the fair value, as determined by a discounted cash flow analysis, with the carrying value of the related asset.  Unproved oil and natural gas properties are assessed periodically on a property-by-property basis, and any impairment in value is recognized.

Mineral Properties — Mineral property acquisition costs are recorded at cost and are deferred until the viability of the property is determined. We currently have one Operating Property, the Red Arrow Mine (“Red Arrow Mine”), which includes approximately 370 acres of patented mining claims in the Red Arrow gold mine located in Mancos, Colorado. Exploration, mineral property evaluation, option payments, related acquisition costs for mineral properties acquired under an option agreement, general overhead, administrative and holding costs to maintain a property on a care and maintenance basis are expensed in the period they are incurred. When proven and probable reserves are determined for a property, subsequent development costs on the property are capitalized. Once a property is in the production phase, capitalized development costs are depleted on the units of production basis determined by the proven and probable reserves for that project.

The Company reviews the cost of mineral properties for impairment whenever events and circumstances indicate that a decline in recoverability of their carrying value may have occurred but in any event not less than annually. Where applicable, management estimates the expected future cash flows of mineral properties and compares such future cash flows to the carrying amount of the mineral properties to determine if the carrying amount is recoverable. If the carrying amount exceeds the estimated undiscounted future net cash flows, the Company will adjust the carrying amount of such mineral properties to fair value. Other factors used to determine fair value include, but are not limited to, estimates of land value of mineral properties, estimates of the value of other commodities on the land to which the Company has rights, the value of unproven acreage, and a discount rate commensurate with the risk associated with realizing the expected cash flows projected. There were no impairments to the carrying value of mineral properties at December 31, 2011.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, these procedures do not guarantee the Company’s title. Such properties may be subject to prior undetected agreements or transfers and title may be affected by such defects.

Maintenance and Repairs —The costs of maintenance and repairs, which are not significant improvements, are expensed when incurred.

Asset Retirement Obligations and Environmental Costs — The fair value of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred (typically when the asset is installed at the production location). When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related properties, plants and equipment. Over time the liability is increased for the change in its present value, and the capitalized cost in properties, plants and equipment is depreciated over the useful life of the related asset.

Share-Based Compensation — The Company accounts for compensation cost for stock option plans and share-based payments to employees in accordance with ASC 718 “Stock compensation”.  The Company accounts for share based payments to non-employees in accordance with ASC 505-50 “Equity-based payments to non-employees”.

Embedded Conversion Features — The Company evaluates embedded conversion features within convertible debt and convertible preferred stock under ASC 815 “Derivatives and Hedging”to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with conversion and other options” for consideration of any beneficial conversion feature.

Revenue Recognition — Revenues associated with sales of crude oil, natural gas, and natural gas liquids are recognized using the sales method. Under the sales method, revenue is recognized when title passes to the customer, which is when the risk of ownership passes to the purchaser and physical delivery of goods occurs. Revenues from the production of natural gas and crude oil properties, in which we have an interest with other producers, are recognized based on the actual volumes we sold during the period.

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

Loss per share — Basic and diluted net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during 2008 and the weighted average number of partnership units outstanding during 2007. Potentially dilutive options that were outstanding during 2008 and 2007 were not considered in the calculation of diluted earnings per share because the Company's net loss rendered their impact anti-dilutive. Accordingly, basic and diluted losses per share were identical for the years ended December 31, 2008 and 2007.

Recently issued accounting pronouncements — We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Reclassifications — We have reclassified certain prior-year amounts to conform to the current year’s presentation.

NOTE 2. – ACQUISITION OF AMERICAN PATRIOT GOLD, INC.

On December 20, 2011, the Company closed its acquisition of 100% of the equity interests of privately held He-Man, LLC. He-Man’s principal asset is a 49% interest in the Red Arrow gold mine located in Mancos, Colorado. Subsequent to the acquisition, the Company changed the name of He-Man, LLC to American Patriot Gold.

The acquisition of He-Man, LLC was accounted for using purchase accounting. He-Man LLC’s results of operations and cash flows are included in the accompanying consolidated financial statements from the date of acquisition through December 31, 2011.

The Company issued 13,983,332 shares of common stock for the acquisition of He-Man, LLC. The shares were valued at $0.11 per share based on the closing price of the stock on the date of acquisition. The purchase price of $4,305,166 includes the assumption of accrued liabilities to the former He-Man, LLC shareholders of $267,000 and a note payable of $2,500,000. The fair value of the stock on the grant date was $1,538,166. The purchase included the assumption of debt and assets including cash and mineral properties. The acquisition price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$1,502,626
Undeveloped mineral properties	2,802,540
Total assets acquired	4,305,166

Accrued liabilities	267,000
Note payable	2,500,000
Net assets acquired	$1,538,166

Common stock issued to He-Man, LLC shareholders	1,538,166

Total purchase price	$1,538,166

He-Man, LLC had no operations prior to the acquisition and therefore pro forma financial information is not presented.

NOTE 3. — DISPOSAL OF OIL AND GAS PROPERTIES, ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS

On June 30, 2009, the Company determined that its Garwood Properties, which had previously been accounted for as Proved oil and gas properties, could no longer continue to be operated economically due to falling gas prices and leases which would be expiring due to the lack of production. The revenue being generated from the wells was not adequate to cover the cost of operating the wells and a relative share of overhead. The Company did not have the capital to work over the wells to improve the amount of revenue being generated. The Company continued to receive revenue from the wells until the leases expired in 2010 and 2011.

In addition, on June 30, 2009, the Company determined that it would be unable to continue development of its unproved oil and gas properties due to the Company’s inability to obtain adequate financing for these projects. On June 1, 2010, the Company entered into an agreement with Santa Maria Pacific, LLC (“SMP”), the operator of the properties, to exchange its interest in the unproved properties for a 4.05% partnership interest in SMP. That interest was reduced to a 3.54% partnership interest in SMP as of December 31, 2011 as a result of subsequent equity raises by SMP. As a result of this exchange, the value of the investment in unproved properties was written down to the fair value of the Company’s investment in SMP.

These assets are a disposal group and constitute a component of the entity with distinguishable cash flows.  Accordingly, these assets and cash flows and results of operations associated with these assets are classified as discontinued operations in the accompanying Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows for all periods presented.

Assets held for disposal as of December 31, 2008 consist of the Company’s working interest in proved and unproved oil and gas properties. The following assets and liabilities have been segregated and classified as assets held for disposal and liabilities associated with assets held for disposal, as appropriate, in the Consolidated Balance Sheets as of December 31, 2008.

December 31, 2008
Assets of discontinued operations
Accounts receivable	$26,421
Prepaid and other assets	954
$27,375

Assets of discontinued operations – noncurrent
Proved properties, net of accumulated depletion of $9,974,740	$460,302
Unproved properties	11,094,785
Prepaid joint interest billing to operator	4,308,043
Assets of discontinued operations – noncurrent	$15,863,130

Liabilities related to assets held for sale and discontinued operations
Accounts payable and accrued liabilities	$101,120
Liabilities related to assets held for sale and discontinued operations- noncurrent
Asset retirement obligations	$184,348

The following summarized financial information relates to the discontinued operations, which are a disposal group consisting of the oil and gas properties of the Company. The disposal group has distinguishable cash flows.  Accordingly it is a component of the entity and its results have been segregated from continuing operations and reported as discontinued operations in all periods presented.   Because of the Company’s net loss, there is no provision for income taxes.

	Year ended December 31,
	2010	2009	2008

Revenues	$43,695	$278,776	$627,319
Costs and Expenses:
Lease operating costs	(51,485)	(253,540)	(412,397)
Production taxes	(5,897)	(7,864)	(28,043)
Depreciation, depletion, and amortization	-	(76,001)	(482,852)
Accretion	-	(2,405)	(8,404)
Lease impairment and abandonments	-	(13,943,554)	(30,164
Income (loss) from discontinued operations	$(13,687)	$(14,004,588)	$(334,541)

NOTE 4 — RELATED PARTY TRANSACTIONS

During the first six months of 2008, the Company was billed for certain administrative support costs by the general partner of Rock Energy Partnership for which our Chief Executive Officer was the managing partner.   In 2008, we reimbursed 4R Oil and Gas LLC, the former general partner, only for office rent.  The total amount reimbursed in 2008 was $81,458.  In July 2008 the lease was successfully re-assigned with the landlord Millennium Windfall Partners to the Company.

During 2008, Rock had the following related party debt transactions:

	A director loaned $822,000 to Rock due on November 30, 2008 and unsecured. As interest for the loans, the director received 300,000 shares of common stock valued at $435,000. The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations, less amounts capitalized to oil and gas properties. As of February 29, 2012, the note had not been repaid and is in default.
	Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid. As interest on the loans Cahaba will receive 550,000 shares valued at $798,600. The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations, less amounts capitalized to oil and gas properties.
	Mr. Rocky V. Emery, CEO, loaned $620,000 to Rock and was repaid $600,000 on December 31, 2008. No interest or stock is associated with this transaction. Mr. Emery was owed $20,000 at December 31, 2008.

During 2009, Rock had the following related party debt transactions:

	Mr. Rocky V. Emery, CEO, loaned $12,500 to Rock and was repaid $5,000. In addition, Mr. Emery paid $175,000 of expenses on behalf of the Company. No interest or stock is associated with this transaction. Mr. Emery was owed $202,500 as of December 31, 2009.
	A former employee of the Company loaned the Company $58,100 and was repaid $25,600. He was owed $32,500 as of December 31, 2009. This amount has not been repaid as of February 29, 2012.

During 2010, Rock had the following related party debt transactions:

	Mr. Rocky V. Emery, CEO, loaned $5,000 to Rock. Mr. Emery was owed $207,500 as of December 31, 2010. As of February 29, 2012, this amount has not been repaid.

During 2009, 2010 and 2011, various officers and directors of the Company paid expenses on behalf of the Company and accrued unpaid salaries. These amounts are included in accrued liabilities to related parties in the consolidated balance sheet as of December 31, 2011, 2010 and 2009.

NOTE 5 —NOTES PAYABLE – THIRD PARTIES

On March 31, 2005, we entered into a secured revolving promissory note agreement with one of our limited partners, providing for a revolving line of credit (the “Revolver”). We made an initial borrowing of $5,000,000 under this note. In June 2005, the Revolver was amended and another limited partner was added to the amended note agreement. During 2005 and 2006, we borrowed an additional $2,000,000 and $1,430,000, respectively, under the Revolver. The loan is collateralized by the Company’s oil and gas producing properties. In April 2006, the interest rate increased to 12% per year, from the previous rate of 10% per year and the Revolver is callable with 30 days notice. In connection with the initial promissory note, we issued 1,125,000 warrants to purchase partnership units at an exercise price of $2 per partnership unit. On the date of issuance, the relative fair value of these warrants was $4,664,814, which was recorded as a discount to the note under APB No. 14. The discount is accreted into income over the one-year term of the note. At December 31, 2009 and 2008, the outstanding balance on the Revolver was $8,430,000.   At December 31, 2009 and 2008, we had accrued $3,465,331 and $2,436,376 of interest on this note. During 2010, we accrued an additional $1,011,600 of interest on the Revolver. In December 2010, the lender agreed to forgive the Revolver. As a result we wrote off the balance of the Revolver of $8,430,000 and accrued interest of $4,476,931 and recognized an extraordinary gain on forgiveness of debt of $12,906,931. There was no income tax expense associated with the debt forgiveness due to the availability of net operating loss carryforwards to offset the gain.

During 2008, Rock was loaned the following from third parties:

•	$1,000,000 due on July 15, 2008 and unsecured. As interest on the loan, the holder received 400,000 shares of common stock valued at $580,800.
•	$250,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder received 100,000 shares of common stock valued at $145,200.
•	$300,000 due on November 30, 2008 and unsecured. As interest on the loan, the holder received 120,000 shares of common stock valued at $174,240.
•	$70,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder received 33,000 shares of common stock valued at $47,916.
•	$25,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder received 10,000 shares of common stock valued at $14,520.
•	$100,000 due on March 1, 2009 and unsecured. As interest on the loan, the holder received 40,000 shares of common stock valued at $58,080.

The value of the shares to be issued above is recorded ratably as an interest expense in the accompanying consolidated statement of operations through December 31, 2008.  All of the above loans had not been repaid as of February 29, 2012 and are in default.

During 2008, Rock settled a $400,000 loan and $72, 087 of accrued interest with a third party for 281,004 shares of common stock.

During 2009, Rock was loaned the following from third parties:

•	$25,000 due on May 15, 2009 and unsecured. Interest of ½% per week accrues after May 15, 2009.
•	$225,000 due on demand and unsecured.
•	$65,500 due on demand and unsecured.

On December 1, 2007, we entered into an agreement with SMP for the purchase of various oil & gas properties. Under this agreement, we agreed to assume debt owed by SMP to a third party equal to our working interest in these oil & gas properties times the amount of debt owed by SMP to third party . As of December 31, 2008, our working interest was 7.00% and we had assumed a total of $460,873 of debt. The note incurs interest at LIBOR + 6.25% and is secured by the Orcutt property. As a result of the exchange of unproved properties for an interest in SMP, SMP has reassumed this note as of June 30, 2009.

As of December 31, 2011 and 2010, Rock owed $2,077,500 of unsecured debt which was in default.

On December 14, 2011, our subsidiary American Patriot Gold closed a $25 million lending facility with Maximilian Investors LLC of New York (“Maximilian”). The loan matures December 14, 2013 and bears interest at 18% per year. Interest will be payable monthly beginning 120 days after the closing date of the loan. In addition we will pay a monthly commitment fee of 0.60% of outstanding advances. The commitment fee accrues beginning on December 14, 2011 and is payable monthly on the first of each month beginning 120 days after the closing date of the lending facility. As of December 31, 2011, we have borrowed $2,500,000 under the facility. In connection with the lending facility, we issued 18,865,520 shares of common stock to Maximilian and gave Maximilian a put option which would allow Maximilian to sell back its shares to the Company for $0.20 per share. The option is exercisable for 9,432,760 shares during each of the years ending December 31, 2012 and 2013. The shares issued were valued at $943,276 based on the market value of the shares on the date of issuance. The put option was recorded as a liability at its present value of $3,197,546. It will be accreted up to its full value of $3,773,104 by the expiration date of each put option. This amount represents maximum potential cash outlay by the Company if it had to repurchase all of the shares. The offsetting entry was recorded as a discount on the debt in the amount of $2,500,000 (the initial amount borrowed under the lending facility). The difference between the present value of the put option liability and the discount on the debt in the amount of $697,546 was recorded as a loss on put option and included in interest expense for the year ended December 31, 2011.

The loan is secured by our entire investment in SMP described in Note 3.

NOTE 6 — STOCKHOLDERS’ EQUITY

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

During 2008 we issued the following common stock:

•	38,793 shares to a consultant valued at $56,250 for services rendered
•	281,004 shares for settlement of a $400,000 loan plus accrued interest of $72,087 received in a prior year (see Note 5)
•	1,370,000 shares valued at $290,000 to various note holders for payment of interest on bridge loans (see note 5)
•	20,000 shares valued at $29,040 to two directors for services rendered

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

In October, 2008, we sold 155 shares of our Series A Preferred Stock to four individuals, for total net proceeds of $155,000.   Each share of preferred stock is convertible into 1,000 shares of common stock, accumulates dividends at 8%, is not redeemable and has voting rights equal to its common stock equivalent.   In the event the Common Stock is listed on a national securities exchange and the price per share equals or exceeds $2.00 per share for at least 20 consecutive trading days, the Company has the right to force conversion the Series A Preferred Stock to Common Stock.

The Company analyzed the conversion feature associated with the preferred stock for derivative accounting consideration under ASC 815 The Company determined the conversion feature met the criteria for classification in equity and did not require derivative treatment.  In accordance with ASC 470-20, which provides guidance on the calculation of a beneficial conversion feature on a convertible instrument, the Company has determined that the Series A shares issued had an aggregate beneficial conversion feature of $155,000 as of the date of issuance, resulting in a total discount of $155,000. The Company recorded this beneficial conversion feature as a deemed dividend upon issuance.

During 2009 we issued the following common stock:

•	We issued 500,000 shares of common stock as a result of a private placement and received cash proceeds of $50,000.
•	We issued 2,820,000 shares of common stock for interest on the bridge loans. The shares were valued at $241,200 based on the market value of the stock on the date of issuance.
•	We issued 1,147,500 shares of common stock to directors and third parties for services. The shares were valued at $287,600 based on the market value of the stock on the date of issuance.
•	We issued 1,821,818 shares of common stock to Mr. Rocky Emery for services. The shares were valued at $437,236 based on the market value of the stock on the date of issuance.
•	We issued 1,700,000 shares of common stock to four shareholders for the conversion of all 155 outstanding shares of Series A Preferred Stock. The preferred shares were not converted at their original conversion rate of 1 for 1,000 and therefore we recorded the fair value of the additional shares issued of $540,750 as compensation expense during the year ended December 31, 2009.

During 2010, we issued the following common stock:

•	We issued 3,175,000 shares of common stock as a result of a private placement and received cash proceeds of $99,625.
•	We issued 21,249,200 shares of common stock to directors and third parties for services. The shares were valued at $424,984 based on the market value of the stock on the date of issuance.
•	We issued 17,955,525 shares of common stock to Mr. Rocky Emery for services. The shares were valued at $359,110 based on the market value of the stock on the date of issuance.
•	We issued 6,446,425 shares of common stock to Mr. Mark Harrington for services. The shares were valued at $128,929 based on the market value of the stock on the date of issuance.
•	We issued 100,000 shares of common stock to an entity owned by a director of the company for interest owed on a bridge note which had been paid off during 2009. The shares were valued at $3,000 based on the market value of the stock on the date of issuance.

During 2011, we issued the following common stock:

•	On August 15, 2011, we signed employment agreements with Rocky Emery and Mark Harrington under which we agreed to issue 10,000,000 and 3,000,000 shares of common stock respectively. In addition, we agreed to issue 9,500,000 shares of common stock to Mr. Emery for services to the Company. The shares were valued at $247,500 based on the closing market price of the stock on the date of the agreements.

•	On December 14, 2011, we issued 18,865,520 shares of common stock to Maximilian related to the $25 lending facility. The shares were valued at $943,276 based on the market value of the stock on the date of issuance and recorded as a discount to the related note payable. (See Note 5.) As a result of the put option granted on the related shares, the fair value of these shares was reclassified from additional-paid in capital to a discount on the related note payable.
•	On December 20, 2011, we issued 13,983,332 shares of common stock to the former members of American Patriot Gold, Inc. for that acquisition. The shares were valued at $0.11 per share based on the closing price of the stock on the date of acquisition. (See Note 2.)

NOTE 7 — OPTIONS AND WARRANTS

The following table summarizes the employee partnership unit options and common stock options and warrants issued or cancelled during each of the four years ended December 31, 2011:

	Number of Partnership Units or Options & Warrants	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	287,500	$0.80

Granted	2,350,104	2.01
Exercised	—	—
Cancelled	(1,037,500)	2.20
Forfeited	—	—
Outstanding at December 31, 2008	1,600,104	$1.55	3.08	$205,516

Granted	7,000,000	0.16
Exercised	—	—
Forfeited	(1,500,000)	0.16
Outstanding at December 31, 2009	7,100,104	$0.47	3.87	$55,000

Granted	—	—
Exercised	—	—
Forfeited	(1,700,000)	0.67
Outstanding at December 31, 2010	5,400,104	$0.41	2.85	$—

Granted	—	—
Exercised	—	—
Forfeited	(757,866)	1.68
Outstanding at December 31, 2011	4,642,238	$0.20	2.23	$—

All outstanding options and warrants were exercisable at December 31, 2011.

On May 20, 2009, pursuant to the 2009 Stock Grant and Option Plan, the Company granted options to purchase 7,000,000 shares of common stock to four employees and officers of the Company. The options are exercisable at $0.16 per share for a term of five years from the date of grant. One third of the options vest on the grant date and on each of the next two anniversary dates of the grant date. The options were valued at $1,089,452 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.16; option term of four years; expected volatility of 253%; and a discount rate of 1.67%

During 2011, 2010 and 2009, we recognized stock option expense of $90,032, $369,199 and $630,221, respectively.

NOTE 8 — CONTINGENCIES AND COMMITMENTS

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

Concentrations of credit risk — Financial instruments which potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. Cash and cash equivalents at December 31, 2011 and 2008 consist of cash on deposit at one financial institution that, at times, may exceed federally insured limits. Revenue and receivables result from sales of petroleum products to oil and gas companies, two of which comprised 100% of our oil and gas revenue in 2008, respectively. We closely monitor extensions of credit and have not experienced significant credit losses. At December 31, 2008 we do not believe a reserve for estimated uncollectible accounts receivable is necessary.

NOTE 9 – CAPITALIZED INTEREST

The Company incurred interest cost of $3,267,400 during 2008 of which $2,699,379 was capitalized and $568,021 was charged to operations, respectively.

NOTE 10 – INCOME TAXES

The composition of deferred tax assets at December 31, 2011, 2010, 2009 and 2008 was as follows:

Deferred tax assets	2011	2010	2009	2008
Benefit from carryforward of net operating loss	5,440,000	2,590,000	7,813,000	1,217,000
Less valuation allowance	(5,440,000)	(2,590,000)	(7,813,000)	(1,217,000)
Net deferred tax asset	—	—	—	—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2011 is attributable to the valuation allowance.

At December 31, 2011, for federal income tax and alternative minimum tax reporting purposes, the Company has $6,280,000 in unused net operating losses available for carryforward to future years which will expire in various years through 2028.

NOTE 11 – SUBSEQUENT EVENTS

During January and February 2012, we issued 8,480,000 shares of common stock for the conversion of current notes payable in the amount of $645,000.

In February 2012, we borrowed an additional $1,261,000 under our lending facility with Maximilian.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Overview

With the assistance of outside counsel, current management has focused all of our resources to prepare and file all of our Company’s delinquent periodic reports and financial statements as soon as practicable. Given our lack of resources, the evaluation of the Company’s disclosure controls and procedures and management’s assessment of its internal control over financial reporting was not conducted until March 2012. As a result of this evaluation, the Company has determined that its assessments and evaluations of its disclosure controls and procedures and internal control over financial reporting for purposes of this Comprehensive Form 10-K will be based upon the evaluations and assessments made as of March 2012.

(a) Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011, carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief financial Officer. Based upon that evaluation, our CEO and CFO concluded that because of the material weakness in our internal control over financial reporting, described below, as well as our inability to timely file our annual and quarterly financial statements and periodic reports with the SEC, that the Company’s disclosure controls and procedures were not effective as of December 31, 2011. Additionally, although no such evaluation was performed as of December 31, 2010 and 2009, periods that are covered by this Comprehensive Form 10-K, management believes that based upon the evaluation made as of December 31, 2011 that the Company’s disclosure controls and procedures were not effective as of December 31, 2010 and 2009.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Overview of Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting is expected to include policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; (2) provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of The Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of The Company’ assets that could have a material effect on our financial statements.  We have noted the following deficiencies in our control environment:

Management’s Assessment of the Effectiveness of Internal Control Over Financial Reporting.

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and Commission guidance on conducting such assessments by smaller reporting companies and non-accelerated filers.

Based on that assessment, management concluded that such internal controls and procedures were not effective as of December 31, 2011 and that a material weakness in internal control over financial reporting existed as more fully described below. Additionally, although no such assessment was performed for December 31, 2010 and 2009, periods that are covered by this Comprehensive Form 10-K, management believes the material weakness identified in the internal control over financial reporting as of December 31, 2011 also existed as of those prior periods as well.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal control over financial reporting deficiency that represented a material weakness as of December 31, 2011:

Weakness in Our Control Environment.  We did not maintain an effective control environment necessary to promote effective internal control over financial reporting throughout the organization. Because of insufficient resources, we were not able to retain qualified financial and accounting personnel to timely prepare our Company’s accurate and reliable financial statements in accordance with generally accepted accounting principles. Due to this control environment weakness, the Company:

-	Was unable to effectively maintain its accounting and financial reporting for the years 2011, 2010 and 2009 on a timely and efficient manner, lacking the qualified personnel to prepare and then review financial statements and significantly accounting transactions during these subject periods, and;

-	Was not able to maintain an accounting policy and protocol that permitted timely review and updating of our Company accounting policies and procedures, as well as able to evaluate significant Company transactions during these subject periods.

Pending remediation of these material weaknesses, there is a reasonable possibility that a material misstatement in our financial statements may not be detected or prevented on a timely basis. We have retained qualified financial and accounting consultants to assist in the preparation of the financial statements contained in this Comprehensive Form 10-K and other delinquent reports. We anticipate retaining experienced and qualified financial and accounting personnel to supervise our accounting function in the immediate future.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective and that there was a material weakness as identified in this Comprehensive Form 10-K, the Company believes that the financial statements contained in this Comprehensive Form 10-K, fairly and accurately present the financial position, results of operations and cash flows for each of the years ended December 31, 2011, 2010 and 2009, in all material respects.

(c) Changes in Internal Control Over Financial Reporting.

During the period covered by this Comprehensive Form 10-K and since the filing of our Form 10-Q for the quarter ended March 31, 2009, and other than the material weakness described above, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our officers and directors as of the date of this annual report:

Name	Position	Term(s) of Office

Rocky V. Emery, 48	President, Chief Executive Officer	January 2008 until present
	Chairman of the Board	January, 2008 until present

Mark G. Harrington, 59	Chief Financial Officer	January, 2008 until present
	Vice Chairman of the Board of Directors	January, 2008 until present

Craig Liukko, 55	Chief Operating Officer	November, 2011 until present
	Company Director	November, 2011 until present

There are no other family relationships among the Company's officers and directors.  All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors.  Vacancies on the Board of Directors may be filled by the remaining directors until the next annual stockholders' meeting. Officers serve at the discretion of the Board.

A summary of the business experience for each of our present officers and directors is as follows:

Rocky V. Emery.  Mr. Emery founded Rock Energy Resources, LLC in April 2004 and acted as its Chief Executive Officer until the closing of the Asset Purchase when he also assumed the positions of President, Chief Executive Officer and Chairman of the Board of Directors. From July 2001 to April 2004 he was employed by Wachovia Securities as a Managing Director of its Emery Financial Group, which worked with large companies on stock option plans. Previous to his employment with Wachovia, from 1993 to July 2001, he was a retail stock broker and stock option plan specialist for UBS/Paine Weber. Mr. Emery graduated from the University of Utah with a Bachelor of Science degree in physiology.

Mark G. Harrington. Mr. Harrington has served as our Chief Financial Officer and Vice-Chairman of the Board of Directors since January, 2008.  After earning a BBA and MBA in Finance from the University of Texas, Mr. Harrington began his career in 1977 as an energy analyst at the U.S. Trust Company and in 1978 joined Carl H. Pforzheimer & Co. in the same capacity. In 1986, he became a partner in the firm and, in 1982, was named President of Chipco Energy, Pforzheimer's in-house investment arm which focused on private equity investments and exploratory drilling projects. In 1985, he formed Harrington and Company, under which he created the Energy Vulture Funds (EVF) to pursue distressed opportunities in energy and to incubate emerging energy companies. EVF-incubated companies included Calgary-based HCO Canada, Ltd., for which Harrington also served as founder, Chairman and Chief Executive Officer; and Houston-based HarCor Energy, a then NASDAQ NMS-listed company that he managed as Chairman and Chief Executive Officer until its sale in late 1997. In 2003, he was appointed President and Chief Operating Officer of AMEX-listed Dune Energy, Inc. In 2004 Mr. Harrington became President and Chief Executive Officer of Quinduno Energy, Inc. and managed that company until its sale to Petrosearch Energy in 2006. Until 2008 he has acted as a private consultant.  He also served as Chairman and CEO of Best Energy Services, Inc., a Houston-based company.

Craig Liukko. Mr. Liukko has served as our Chief Operating Officer and a Director since November, 2011. He is the President and Chief Executive Officer of the Red Arrow Gold Corporation whose 51% ownership interest in the Red Arrow mine we intend to acquire later this year. Mr. Liukko started this company and its predecessor which began mining in Silverado, Colorado in 1980. Since 1977, Craig has been self-employed in the manufacturing and mining business and brings many years of invaluable experience to our operations.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Since January 1, 2012, to the best of our knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, directors or beneficial holder of more than ten percent of our issued and outstanding shares of common stock failed to file in a timely manner with the Securities and Exchange Commission any form or report  required to be so filed pursuant to Section  16(a) of the Securities Exchange Act of 1934 during the fiscal years ended December 31, 2011, 2010 and 2009, except for Messrs. Rocky V. Emery and Mark G. Harrington who were late in filing forms 4 pertaining to certain security acquisitions from the Company in 2011, 2010 and 2009, while Mr. Craig Liukko was late in filing his Form 3 during the fiscal year ended December 31, 2011.

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

Board Committees

We formed Audit, Compensation and Nominating and Corporate Governance Committees in January, 2008. Today, and until we add additional members, our Board of Directors performs the functions of these Committees. Accordingly, our Board of Directors:(A) acts in the capacity as an Audit Committee and oversees our conduct of the financial reporting processes, including (i) the integrity of our accounting and financial reporting process and financial statements; (ii) the systems of internal controls and controls over financial reporting; (iii) our compliance with legal and regulatory requirements; and (iv) the performance and independence of our independent auditors; (B) acts in the capacity of our Compensation Committee, determining the compensation of our directors, executive officers and senior management, as well as administering the issuance of stock options or grants under equity incentive plans, and (C) acts in the capacity of a Nominating and Corporate Governance Committee, overseeing our board governance system, discussing and adopting measures and protocols concerning Board organization and procedures, performance evaluation of the Board and individual directors, and nomination of directors.

Audit Committee and Audit Committee Expert- Director Independence

Our Board of Directors serves as our Audit Committee. Since our securities are not listed on a national securities exchange, all members of the audit committee are not required to be independent.  We do not have a financial expert as defined in Securities and Exchange Commission rules on the committee in the true sense of the description.

Corporate Governance And Code Of Ethics

The Company has always been committed to good corporate governance. A copy of the Corporate Code of Ethics was set forth as an exhibit to our Form 10-KSB for the fiscal year ended December 31, 2007, and is included herein by reference. A copy may be obtained free of charge by submitting a request in writing to the Company at the address shown on the first page of this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table presents certain information concerning the total compensation earned by or paid during the three fiscal years ended December 31, 2011 to our executive officers and (2) other former executive officers who would have been among the most highly compensated executive officer if they had been as such at the end of the last fiscal year (collectively, the “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Stock Awards	Stock Option Awards	All Other Compensation	Total
Rocky V. Emery,	2011	$20,000	$-	$-	$131,857	$-	$151,857
Chief Executive Officer and	2010	$-	$-	$359,111	$131,857	$-	$490,938
Chairman of the Board	2009	$-	$-	$437,236	$65,928	$-	$503,164

Mark G. Harrington,	2011	$10,000	$-	$-	$79,114	$-	$89,114
Vice Chairman	2010	$-	$-	$128,928	$79,114	$-	$208,042
	2009	$-	$-	$-	$39,557	$-	$39,557

Craig Liukko, Chief Operations Officer	2011	$-	$-	$-	$-	$-	$-

Tom S. Elliot,	2011	$-	$-	$-	$-	$-	$-
Former Chief	2010	$-	$-	$-	$-	$-	$-
Operating Officer	2009	$-	$-	$-	$-	$-	$-

Allan J. Smedstad,	2011	$-	$-	$-	$-	$-	$-
Former Secretary	2010	$-	$-	$-	$-	$-	$-
/Treasurer	2009	$-	$-	$-	$-	$-	$-

 Employment Agreements

We have employment agreements with the following three executives:

Rocky V. Emery, CEO and Chairman of the Board, beginning August 15, 2011 and running through December 16, 2016, that pays him $330,000 per year;

Mark G. Harrington, Chief Financial Officer and Vice-Chairman of the Board, beginning August 15, 2011 and running through December 16, 2016, that pays him $180,000 per year.

Craig Liukko, Chief Operating Officer and a Director, beginning November 21, 2011 and running through December 16, 2016.

We entered into employment agreements with: (1) Rocky V. Emery, dated as of August 15, 2011, relating to his capacity as Chairman and Chief Executive Officer; (2) Mark G. Harrington, dated as of August 15, 2011, relating to his capacity as Vice-Chairman of the Board of Directors; and (3) Craig Liukko, effective as of November 21, 2011, relating to his capacity as Chief Operating Officer and Director. Each of these employment agreements provides for an initial term of over 5 years, and is renewable for successive additional one-year terms. Mr. Emery’s employment agreement provides for a base salary of $330,000; Mr. Harrington’s agreement provides for a base salary of $180,000 and a grant of 3,000,000 shares of our Common Stock (subject to a repurchase right). Mr. Liukko’s employment agreement provides for a base salary of $300,000 together with a grant of 3,000,000 shares of our Common Stock. Each of the employment agreements provides for yearly compensation review, discretionary bonuses, expense reimbursement, and participation in all employee bonus plans, stock option plans, group insurance policies, and other benefit plans.

Upon termination of either  Mr. Emery’s, Mr. Harrington’s or Mr. Liukko’s employment agreement—either by us without cause or by Mr. Emery, Mr. Harrington or Mr. Liukko for good reason (as those terms are defined in the employment agreements)—Mr. Emery, Mr. Harrington or Mr. Liukko is entitled to: all earned but unpaid base salary; payment for all accrued but unused vacation time; pro-rated payment of any annual bonus that would have been due at the end of the fiscal year in which the termination occurred; and any remaining base salary to be paid through the end of the initial term, up to an aggregate amount equal to their annual base salary.

Outstanding Equity Awards at Fiscal Year-Ends - Stock Option Grants

Fiscal Year ended December 31, 2008.

On May, 2008, we made a stock grant of 500,000 restricted common shares and a stock option grant of 750,000 shares to Mark G. Harrington which were subsequently cancelled prior to December 31, 2008.

Fiscal year ended December 31, 2009.

On May 20, 2009, the Company granted 7,500,000 Stock Options to executives pursuant to the 2009 Stock Grant and Option Plan, 2,500,000 to Rocky V. Emery (exercised on January, 2012); 1,500,000 to Harrington, 1,500,000 to Tom S. Elliot, 1,500,000 to Allan J. Smedstad, vesting 1/3 at May 20, 2009, 1/3 at May 20, 2010, and 1/3 vesting at May 20, 2011, all exercisable during a term of five (5) years from grant date, and exercisable at $0.16 per share, provided that at the time of exercise, the Optionee is an employee, or a Director, or an independent contractor rendering services to the Company. Any option granted hereunder will expire if, for any reason other than his or her death, the optionee (i) ceases to be employed by the Corporation or a Parent or Subsidiary thereof; (ii) is no longer a member of the Corporation's Board of Directors; or (iii) no longer performs services for the Corporation as an independent contractor. The expiration will take effect at the earliest of the following times: four (4)months from the date of the occurrence causing termination of eligibility (twelve (12) months if the optionee's eligibility ceases because of his or her disability), or upon the date the option expires by its terms. During such four-month period, the option may be exercised in accordance with its terms, but only in respect of the number of shares for which the right to exercise has accrued on the date of termination of employment, or status as a director or independent contractor. The Committee will decide whether an authorized leave of absence or absence for military or governmental service, or absence for any other reason, will constitute termination of eligibility for purposes of this Section. This determination will be subject to review by the Board of Directors. As a result of their resignations from their positions and failure to exercise any vested stock options during the four-month period following their respective resignations, the 1,500,000 stock options each granted to Messrs. Elliot and Smedstad, respectively, terminated and the underlying 3,000,000 common shares reverted to the share pool available under the 2009 Stock Grant and Option Plan for future grants.

The 2009 Stock Grant and Option Plan

In May 2009, the board of directors adopted the 2009 Stock Grant and Option Plan Stock Plan (the “2009 Plan”). The 2009 Plan provides for the granting of incentive stock options, non-qualified stock options, stock grants and stock-based awards, as determined by a committee appointed by the Board of Directors, or the Board of Directors if no committee has been constituted.

Number of Shares Subject to the 2009 Plan.  The 2009 Plan authorizes the grant of options relating to10,000,000 shares of the Company’s outstanding common stock.  If any corporate transaction occurs which causes a change in our capitalization (for example, a reorganization, recapitalization, stock split, stock dividend, or the like), the number of shares of stock available and the number of shares of stock subject to outstanding options granted under the 2009 Plan will be adjusted appropriately and equitably to prevent dilution or enlargement of a participant’s rights.

Eligibility for Participation. Individuals eligible to participate in the 2009 Plan are our employees, officers, directors and certain of our consultants. Each Option will be set forth in writing in an Option Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Administrator may provide that Options be granted subject to such terms and conditions, consistent with the terms and conditions specifically required under the Plan, as the Administrator may deem appropriate including, without limitation, subsequent approval by our shareholders of this Plan or any amendments thereto.

Non-Qualified Options.  Each Option Agreement shall state the number of Shares to which it pertains and the option price (per share) of the Shares covered by each Option, which option price shall be determined by the Administrator but shall not be less than the Fair Market Value per share of common stock.  The Option Agreement shall also state the date or dates on which it is first exercisable and the date after which it may no longer be exercised, and may provide that the Option rights accrue or become exercisable in installments over a period of months or years, or upon the occurrence of certain conditions or the attainment of stated goals or events. Exercise of any Option may be conditioned upon the Participant’s execution of a Share purchase agreement in form satisfactory to the Administrator providing for certain protections for us and our other shareholders, including requirements that the Participant’s or the Participant’s Survivors’ right to sell or transfer the Shares may be restricted; and the Participant or the Participant’s Survivors may be required to execute letters of investment intent and must also acknowledge that the Shares will bear legends noting any applicable restrictions.  Each Option shall terminate not more than ten years from the date of the grant or at such earlier time as the Option Agreement may provide.

ISOs.  Each Option intended to be an ISO shall be issued only to an Employee and be subject to the terms and conditions outlined below, with such additional restrictions or changes as the Administrator determines are appropriate but not in conflict with Section 422 of the Code and relevant regulations and rulings of the Internal Revenue Service.  The ISO shall meet the minimum standards required of Non-Qualified Options, as described in the Stock Plan.  Immediately before the ISO is granted, if the Participant owns, directly or by reason of the applicable attribution rules in Section 424(d) of the Code 10% or less of the total combined voting power of all classes of our stock or an Affiliate, the Option price per share of the Shares covered by each ISO shall not be less than 100% of the Fair Market Value per share of the Shares on the date of the grant of the Option.  However, if the Participant owns, directly or by reason of the applicable attribution rules in Section 424(d) of the Code more than 10% of the total combined voting power of all classes of our stock or an Affiliate, the Option price per share of the Shares covered by each ISO shall not be less than 110% of the Fair Market Value on the date of grant. For Participants who own 10% or less of the total combined voting power of all classes of our stock or an Affiliate, each ISO shall terminate not more than ten years from the date of the grant or at such earlier time as the Option Agreement may provide.  For participants who own more than 10% of the total combined voting power of all classes of our stock or an Affiliate, each ISO shall terminate not more than five years from the date of the grant or at such earlier time as the Option Agreement may provide.  The Option Agreements shall restrict the amount of ISOs which may become exercisable in any calendar year (under the Plan or any other ISO plan of ours or an Affiliate) so that the aggregate Fair Market Value (determined at the time each ISO is granted) of the stock with respect to which ISOs are exercisable for the first time by the Participant in any calendar year does not exceed $100,000.

Stock Grants. Each offer of a Stock Grant to a Participant shall state the date prior to which the Stock Grant must be accepted by the Participant, and the principal terms of each Stock Grant shall be set forth in an Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Agreement shall be in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and our best interest, subject to the following minimum standards that each Agreement shall state the purchase price (per share), if any, of the Shares covered by each Stock Grant, which purchase price shall be determined by the Administrator but shall not be less than the minimum consideration required by the Delaware General Corporation Law on the date of the grant of the Stock Grant; each Agreement shall state the number of Shares to which the Stock Grant pertains; and each Agreement shall include the terms of any of our right to restrict or reacquire the Shares subject to the Stock Grant, including the time and events upon which such rights shall accrue and the purchase price therefore, if any.

Stock-Based Awards.  The Board also has the right to grant other Stock-Based Awards based upon our common stock having such terms and conditions as the Board may determine, including, without limitation, the grant of Shares based upon certain conditions, the grant of securities convertible into Shares and the grant of stock appreciation rights, phantom stock awards or stock units. The principal terms of each Stock-Based Award shall be set forth in an Agreement, duly executed by us and, to the extent required by law or requested by us, by the Participant. The Agreement shall be in a form approved by the Administrator and shall contain terms and conditions which the Administrator determines to be appropriate and in our best interest.

The following is a brief summary of the U.S. federal income tax consequences of certain transactions under the Stock Plan based on federal income tax laws in effect on February 29, 2012.  This summary applies to the Stock Plan as normally operated and is not intended to provide or supplement tax advice to eligible employees.  The summary contains general statements based on current U.S. federal income tax statutes, regulations and currently available interpretations thereof.  This summary is not intended to be exhaustive and does not describe state, local or foreign tax consequences or the effect, if any, of gift, estate and inheritance taxes.

Grants of options or stock appreciation rights are generally not taxable income to the grantees or deductible for tax purposes by us at the time of the grant.  In the case of non-qualified stock options, a grantee will be deemed to receive ordinary income upon exercise of the stock option, and we will be entitled to a corresponding deduction, in an amount equal to the amount by which the fair market value of the common stock purchased on the date of exercise exceeds the exercise price.  The exercise of an ISO will not be taxable to the grantee or deductible by us, but the amount of any income deemed to be received by a grantee due to premature disposition of common stock acquired upon the exercise of an ISO will be a deductible expense of ours for tax purposes.  In the case of stock appreciation rights, a grantee will be deemed to receive ordinary income upon exercise of the right, and we will be entitled to a corresponding deduction, in an amount equal to the cash or fair market value of shares payable to the grantee. Grantees of restricted stock awards generally will recognize ordinary income in an amount equal to the fair market value of the shares of common stock granted to them at the time that the restrictions on the shares lapse and the shares become transferable.  At that time, we will be entitled to a corresponding deduction equal to the amounts recognized as income by the grantees in the year in which the amounts are included in the grantees’ income. Grantees of stock issued pursuant to other stock awards will generally receive ordinary income, and we will be entitled to a corresponding deduction, in an amount equal to the amount by which the fair market value of the common stock on the date of issuance exceeds the grantee's cash or other payment to us, if any.

Section 162(m) of the Code generally disallows a publicly held corporation’s tax deduction for certain compensation in excess of $1 million per year paid to each of the five most highly compensated executive officers, exclusive of compensation that is “performance-based.”  We have designed the Stock Plan in a manner that is intended to qualify the options and any stock appreciation rights granted under the Stock Plan as performance-based compensation that will not be subject to the deduction limitation of Section 162(m).  Any grant of restricted stock or other stock award could (but is not required to) be designed to avoid any such deduction limitation.

Fiscal year ended December 31, 2010.

No stock options, common stock purchase warrants or other equity awards were made during the fiscal year ended December 31, 2010.

Fiscal year ended December 31, 2011.

No stock options, common stock purchase warrants or other equity awards were made during the fiscal year ended December 31, 2011.

Directors Compensation

We currently have not formalized a new compensation policy for outside Directors. As of March 12, 2012, all our Directors were also Officer of the Company.

ITEM 12.  Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the ownership of our Common Stock as of the date hereof, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers and all officers and directors as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members.  As of February 29, 2012, we have 196,024,149 common shares outstanding.

Name and Address	Number of Shares		Percent of Class
Rocky V. Emery 2607 Sara Ridge Lane Katy, TX 77450	35,197,038	[2]	17.96%

Mark G. Harrington 17010 Hermann Drive Houston, TX 77004	5,046,425	[3]	2.57%

Craig Liukko c/o Red Arrow Gold Corporation 623 Grand Ave. Mancos, Colorado	0	[4]	* %

Maximilian Investors, LLC 152 West 57th Street New York, New York 10019	18,865,520	[5]	9.92%

Total of all Officers and Directors as a group (three persons)	40,243,463		20.53%
Total of persons who own 5% or more ( one person)	18,865,520		9.92%

*	Denotes ownership of less than 1%.

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock which such person has the right to acquire within 60 days of February 29, 2012. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of common stock which they beneficially own.

(2)	Includes 1,032,447 shares owned by Erika Ann Emory, 1,032,447 shares owned by Madison Kay Emery and 1,032,448 shares owned by Rocky Jay Emory, Mr. Emery’s children. A previous transfer of 4,000,000 of these shares by Mr. Emery to Red Arrow Gold Corporation has not yet been recorded in our Transfer Agent’s shareholder records and when so documented, Mr. Emery’s beneficial ownership will be reduced to 31,197,038 shares, representing 15.91% of our issued and outstanding common shares at March 8, 2012.
(3)	Includes 600,000 stock options, exercisable through May 20 2014, at $0.16 per share
(4)	Does not include 3,000,000 common shares to be issued to Mr. Liukko pursuant to the terms of his Employment Agreement, dated November 15, 2011.
(5)	Robert Levy, the Portfolio Manager for Maximilian Investors, LLC, a Delaware limited liability company headquartered in New York, New York, has voting and investment control over the assets of this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had related party transactions relating to the following:

During the first six months of 2008, the Company was billed for certain administrative support costs by the general partner of REP for which our Chief Executive Officer was the managing partner.   In 2008, we reimbursed 4R Oil and Gas LLC, the former general partner, only for office rent.  The total amount reimbursed in 2008 was $81,458.  In July 2008 the lease was successfully re-assigned with the landlord Millennium Windfall Partners to the Company.

During the year ended December 31, 2008, the Company had the following related party debt transactions:

	A director loaned $822,000 to Rock due on November 30, 2008 and unsecured. As interest for the loans, the director will receive 300,000 shares of common stock valued at $435,000. The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations, less amounts capitalized to oil and gas properties. As of February 29, 2012, the note had not been repaid and is in default.
	Cahaba Partnership, Ltd., a company owned by the spouse of a director, loaned Rock $750,000 and was repaid. As interest on the loans Cahaba will receive 550,000 shares valued at $798,600. The entire value of the shares is recorded as interest expense in the accompanying consolidated statement of operations, less amounts capitalized to oil and gas properties.
	Mr. Rocky V. Emery, CEO, loaned $620,000 to Rock and was repaid $600,000 at December 31, 2008. No interest or stock is associated with this transaction. Mr. Emery was owed $20,000 at December 31, 2008.

During the year ended December 31, 2009, Rock had the following related party debt transactions:

	Mr. Rocky V. Emery, CEO, loaned $12,500 to Rock and was repaid $5,000 during the year ended December 31, 2009. In addition, Mr. Emery paid $175,000 of expenses on behalf of the Company. No interest or stock is associated with this transaction. Mr. Emery was owed $202,500 as of December 31, 2009.
	During the year ended December 31, 2009, a former employee of the Company loaned the Company $58,100 and was repaid $25,600. He was owed $32,500 as of December 31, 2009. This amount has not been repaid as of February 29, 2012.

During the year ended December 31, 2010, Rock had the following related party debt transactions:

	Mr. Rocky V. Emery, CEO, loaned $5,000 to Rock during the year ended December 31, 2010. Mr. Emery was owed $207,500 as of December 31, 2010. As of February 29, 2012, this amount has not been repaid.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors has appointed Malone & Bailey, P.C. as our independent accountants to perform the audit for the year ended December 31, 2011. The board reviews and approves audit and permissible non-audit services as well as the fees charged for such services. In its review of non-audit service fees, the board of directors will consider whether the provision of such services is compatible with maintaining Malone & Bailey’s independence.

Audit Fees

The aggregate fees billed by Malone & Bailey, P.C. in 2011 for professional services rendered for the year ended December 31, 2011 were:

Audit Fees	$-0-
Audit Related Fees	$-0-
Tax Fees	$-0-
Other Fees	$-0-

All Other Fees

There were no fees billed by either firm during the last two fiscal years for products and services, other than those services reported above.

ITEM 15. EXHIBITS

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of registrant(1)
4.1	2009 Stock Grant and Option Plan (3)
4.2	Independent Report and Analysis of the Red Arrow Mine, dated January, 2012, by Richard A. Eamon and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012, and incorporated by reference herein.
10.1	Asset Purchase Agreement between Hanover Gold Company, Inc. and Rock Energy Partners L.P(2)
10.2	Administrative Services Agreement with 4R Oil and Gas, LLC(2)
10.3	Base Working Interest Purchase Agreement with SMP(2)
10.4	Option to Purchase Additional Working Interests with SMP(2)
10.5	Form of Hanover Stockholder Lock-Up Agreement(2)
10.6	Consulting Agreement with Weston Capital Quest Corporation(2)
10.7	Consulting Agreement with Source Capital Group(2)
10.8	Stock Purchase Agreement (Perm Energy Advisers, Inc)
10.9	Registration Rights Agreement (Perm Energy Advisers, Inc)
10.10	Voting Agreement (Perm Energy Advisers, Inc)
10.11	Warrant Certificate (Perm Energy Advisers, Inc)
10.12	Letter of Intent, dated January 31, 2012, by and between Red Arrow Gold Corporation and Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2012, and incorporated by reference herein
10.13	Employment Agreement, dated August 15, 2011, by and between Rocky V. Emery and Registrant
10.14	Employment Agreement, dated August 15, 2011, by and between Mark G. Harrington and Registrant
10.15	Employment Agreement, dated November 15, 2011, by and between Craig Liukko and Registrant
10.16	Loan and Security Agreement, dated as of December 14, 2011, by and between HE-MAN LLC, as Borrower, and Maximilian Investors LLC, as Lender, filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 20, 2011, and incorporated by reference herein.
14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Audit Committee Charter
99.2	Compensation Committee Charter

(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008
(3)	Filed as an exhibit to the Registrant’s Form S-8 registration statement filed with the U.S. Securities and Exchange Commission on June 9, 2009, and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 19, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

By	/s/ Craig Liukko
Craig Liukko
Chief Operating Officer and Director

