Form 10-Q
period 2011-03-31
Rock Energy Resources, Inc.
filed 2012-03-30
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2740461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2607 Sara Ridge
Katy, TX	77450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (832) 301-5968

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of February 29, 2012, the registrant had 196,024,149 shares of its Common Stock outstanding.

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

Part I — Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$9,461
Total Current Assets	-	9,461

Investment in Santa Maria Properties	1,263,792	1,263,792
TOTAL ASSETS	$1,263,792	$1,273,253

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$780,251	$780,251
Accounts payable and accrued liabilities to related parties	312,500	185,000
Accrued interest	8,834	8,834
Notes payable	2,077,500	2,077,500
Notes payable, related parties	1,062,000	1,062,000
Total Current Liabilities	4,241,085	4,113,585

Stockholders' Deficit
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	-	-
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 125,433,691 and 125,433,691 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	12,543	12,543
Additional paid in capital	45,788,542	45,733,526
Accumulated deficit	(48,768,378)	(48,586,401)
Total stockholders' deficit	(2,977,293)	(2,840,332)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,263,792	$1,273,253

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC.

CONOLSIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2011	2010

OPERATING EXPENSES:
General and administrative	$181,977	$126,201
Total operating expenses	181,977	126,201
LOSS FROM OPERATIONS	(181,977)	(126,201)

OTHER EXPENSES:
Interest expense	-	(253,140)

Loss from continuing operations	(181,977)	(379,341)

Loss from discontinued operations, net of tax	-	(11,535)

Net Loss	$(181,977)	$(390,876)

Basic and diluted net loss per common share:
From continuing operations	$(0.00)	$(0.01)
From discontinued operations	$0.00	$(0.00)
Basic and diluted net loss per common share	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	125,433,691	76,507,541

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(181,977)	$(390,876)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	45,016	92,300
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	53,847
Accrued liabilities - related party	127,500	-
Accrued interest payable	-	253,144
Net cash provided by (used in) operating activities	(9,461)	8,415

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	-
Borrowings of third party debt	-	20,000
Payments of third party debt	-	(3,000)
Borrowings of related party debt	-	-
Net cash provided by financing activities	-	17,000

Net change in cash	(9,461)	25,415
Cash and cash equivalents at beginning of period	9,461	18,163
Cash and cash equivalents at end of period	$-	$43,578

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$-	$-
Cash paid for income taxes:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total
BALANCE, December 31, 2010	125,433,691	$12,543	$45,733,526	$(48,586,401)	$(2,840,332)

Stock based compensation	-	-	45,016	-	45,016

Net loss	-	-	-	(181,977)	(181,977)

BALANCE, March 31, 2011	125,433,691	$12,543	$45,778,542	$(48,768,378)	$(2,977,293)

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

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

Interim Financial Statements – The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2010 included in Form 10-K.  Operating results for the period ended March 31, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

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

NOTE 2 — RELATED PARTY TRANSACTIONS

During 2011, various officers and directors of the Company paid expenses on behalf of the Company and accrued unpaid salaries. These amounts are included in accrued liabilities to related parties in the consolidated balance sheet as of March 31, 2011 and December 31, 2010.

NOTE 3 – STOCKHOLDERS’ EQUITY

During three months ended March 31, 2011 and 2010, we recognized stock option expense of $45,016 and $92,300, respectively.

NOTE 4. – SUBSEQUENT EVENTS

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

The loan is secured by our entire investment in Santa Maria Properties.

During January and February 2012, we issued 8,480,000 shares of common stock for the conversion of current notes payable in the amount of $645,000.

In February 2012, we borrowed an additional $1,261,000 under our lending facility with Maximilian.

Stockholders’ Equity

Additional subsequent events related to stockholders’ equity are as follows:

•	On August 15, 2011, we signed employment agreements with Rocky Emery and Mark Harrington under which we agreed to issue 10,000,000 and 3,000,000 shares of common stock respectively. In addition, we agreed to issue 9,500,000 shares of common stock to Mr. Emery for services to the Company. The shares were valued at $247,500 based on the closing market price of the stock on the date of the agreements.

•	On November 21, 2011, we signed an employment agreement with Craig Liukko to serve as our Chief Operating Officer and a Director, and agreed to issue to him 3,000,000 restricted common shares which have not yet been issued.

Item 2. Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

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

See Independent Report and Analysis of the Red Arrow Mine , dated January, 2012, by Richard A. Eamon and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012.

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

Results of Operations

For the Three months Ended March 31, 2011 Compared to the Three months Ended March 31, 2010

General and Administrative Expense

General and administrative expense increased to $181,977 in 2011 versus $126,201 in 2010.  General and administrative expense increased in 2011 relative to 2010 because of overall decreased expenses as a result of the accrued officer salaries in 2011. General and administrative expenses for the three months ended March 31, 2011 were primarily made up of accrued and unpaid officer salaries and amortization of stock option expense. During 2010, these expenses were paid through the issuance of common stock.

Interest Expense

Interest expense was $253,140 during the three months ended March 31, 2010. There was no interest expense during the same period of 2011. Interest expense decreased due to the forgiveness of the Company’s then outstanding Senior Secured Debt in 2010.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $181,977 during the three months ended March 31, 2011 as compared to a loss of $379,341 in the same period of 2010. The decrease in the net loss from continuing operations is directly related to the decrease in general and administrative expense and interest expense discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $11,535 in 2010. There was no income or loss from discontinued operations during the three months ended March 31, 2011.

Liquidity and Capital Resources

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

As of March 31, 2011, we had no cash on hand. We expect to partially fund our operations for the coming year using cash generated from sales of gold. We expect that this will leave a shortfall of approximately $8 million which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2011, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Pending remediation of these material weaknesses, there is a reasonable possibility that a material misstatement in our financial statements may not be detected or prevented on a timely basis. We have retained qualified financial and accounting consultants to assist in the preparation of the financial statements contained in this Form 10-Q and other delinquent reports. We anticipate retaining experienced and qualified financial and accounting personnel to supervise our accounting function in the immediate future.

Notwithstanding the above identified deficiencies that constitute our material weakness, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this periodic report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with United States Generally Accepted Accounting Principles.

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Item 5 in our Form 10-K for the years ended December 31, 2011, 2010 and 2009, filed with the Commission on March 19, 2012, and incorporated by reference herein..

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Description

ITEM 15. EXHIBITS

(a)	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant(1)
3.2	Bylaws of registrant(1)
4.1	2009 Stock Grant and Option Plan (3)
4.2	Independent Report and Analysis of the Red Arrow Mine , dated January, 2012, by Richard A. Eamon and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012, and incorporated by reference herein.
10.1	Asset Purchase Agreement between Hanover Gold Company, Inc. and Rock Energy Partners L.P(2)
10.2	Administrative Services Agreement with 4R Oil and Gas, LLC(2)
10.3	Base Working Interest Purchase Agreement with SMP(2)
10.4	Option to Purchase Additional Working Interests with SMP(2)
10.5	Form of Hanover Stockholder Lock-Up Agreement(2)
10.6	Consulting Agreement with Weston Capital Quest Corporation(2)
10.7	Consulting Agreement with Source Capital Group(2)
10.8	Stock Purchase Agreement (Perm Energy Advisers, Inc)
10.9	Registration Rights Agreement (Perm Energy Advisers, Inc)
10.10	Voting Agreement (Perm Energy Advisers, Inc)
10.11	Warrant Certificate (Perm Energy Advisers, Inc)
10.12	Letter of Intent, dated January 31, 2012, by and between Red Arrow Gold Corporation and Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 2, 2012, and incorporated by reference herein
10.13	Employment Agreement, dated August 15, 2011, by and between Rocky V. Emery and Registrant
10.14	Employment Agreement, dated August 15, 2011, by and between Mark G. Harrington and Registrant
10.15	Employment Agreement, dated November 15, 2011, by and between Craig Liukko and Registrant
10.16	Loan and Security Agreement, dated as of December 14, 2011, by and between HE-MAN LLC, as Borrower, and Maximilian Investors LLC, as Lender, filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 20, 2011, and incorporated by reference herein.
14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Audit Committee Charter
99.2	Compensation Committee Charter

(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008
(3)	Filed as an exhibit to the Registrant’s Form S-8 registration statement filed with the U.S. Securities and Exchange Commission on June 9, 2009, and incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 30, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

By	/s/ Craig Liukko
Craig Liukko
Chief Operating Officer and Director