Form 10-Q
period 2011-06-30
Rock Energy Resources, Inc.
filed 2012-03-30
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Part I — Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$9,461
Total Current Assets	-	9,461

Investment in Santa Maria Properties	1,263,792	1,263,792
TOTAL ASSETS	$1,263,792	$1,273,253

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$780,251	$780,251
Accounts payable and accrued liabilities to related parties	440,000	185,000
Accrued interest	8,834	8,834
Notes payable	2,077,500	2,077,500
Notes payable, related parties	1,062,000	1,062,000
Total Current Liabilities	4,368,585	4,113,585

Stockholders' Deficit
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	-	-
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 125,433,691 and 125,433,691 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	12,543	12,543
Additional paid in capital	45,823,558	45,733,526
Accumulated deficit	(48,940,894)	(48,586,401)
Total stockholders' deficit	(3,104,793)	(2,840,332)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,263,792	$1,273,253

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC.

CONOLSIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010

OPERATING EXPENSES:
General and administrative	$354,493	$256,610	$172,516	$130,309
Total operating expenses	354,493	256,610	172,516	130,309
LOSS FROM OPERATIONS	(354,493)	(256,610)	(172,516)	(130,309)

OTHER EXPENSES:
Interest expense	-	(506,258)	-	(253,118)

Loss from continuing operations	(354,493)	(762,768)	(172,516)	(383,427)

Loss from discontinued operations, net of tax	-	(18,789)	-	(7,254)

Net Loss	$(354,493)	$(781,557)	$(172,516)	$(390,681)

Basic and diluted net loss per common share:
From continuing operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	125,433,691	76,905,331	125,433,691	77,298,750

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(354,493)	$(781,557)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	90,032	184,600
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	21,745
Accrued liabilities - related party	255,000	-
Accrued interest payable	-	506,288
Net cash provided by (used in) operating activities	(9,461)	(68,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	45,000
Borrowings of third party debt	-	20,000
Payments of third party debt	-	(3,000)
Net cash provided by financing activities	-	62,000

Net change in cash	(9,461)	(6,924)
Cash and cash equivalents at beginning of period	9,461	18,163
Cash and cash equivalents at end of period	$-	$11,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$-	$-
Cash paid for income taxes:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total
BALANCE, December 31, 2010	125,433,691	$12,543	$45,733,526	$(48,586,401)	$(2,840,332)

Stock based compensation	-	-	90,032	-	90,032

Net loss	-	-	-	(354,493)	(354,493)

BALANCE, June 30, 2011	125,433,691	$12,543	$45,823,558	$(48,940,894)	$(3,104,793)

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Interim Financial Statements – The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2010 included in Form 10-K.  Operating results for the period ended June 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

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

NOTE 2 — RELATED PARTY TRANSACTIONS

During 2011, various officers and directors of the Company paid expenses on behalf of the Company and accrued unpaid salaries. These amounts are included in accrued liabilities to related parties in the consolidated balance sheet as of June 30, 2011 and December 31, 2010.

NOTE 3 – STOCKHOLDERS’ EQUITY

During six months ended June 30, 2011 and 2010, we recognized stock option expense of $90,032 and $184,600, respectively.

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

Results of Operations

For the Six months Ended June 30, 2011 Compared to the Six months Ended June 30, 2010

General and Administrative Expense

General and administrative expense increased to $354,493 in 2011 versus $256,510 in 2010.  General and administrative expense increased in 2011 relative to 2010 because of overall decreased expenses as a result of the accrued officer salaries in 2011. General and administrative expenses for the six months ended June 30, 2011 were primarily made up of accrued and unpaid officer salaries and amortization of stock option expense. During 2010, these expenses were paid through the issuance of common stock.

Interest Expense

Interest expense was $506,258 during the six months ended June 30, 2010. There was no interest expense during the same period of 2011. Interest expense decreased due to the forgiveness of the Company’s then outstanding Senior Secured Debt in 2010.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $354,493 during the six months ended June 30, 2011 as compared to a loss of $762,768 in the same period of 2010. The decrease in the net loss from continuing operations is directly related to the decrease in general and administrative expense and interest expense discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $18,789 in 2010. There was no income or loss from discontinued operations during the six months ended June 30, 2011.

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

General and Administrative Expense

General and administrative expense increased to $172,516 in 2011 versus $130,309 in 2010.  General and administrative expense increased in 2011 relative to 2010 as a result of accrued officer salaries. General and administrative expenses for the three months ended June 30, 2011 were primarily made up of accrued and unpaid officer salaries and amortization of stock option expense. During 2010, these expenses were paid through the issuance of common stock.

Interest Expense

Interest expense was $253,118 during the three months ended June 30, 2010. There was no interest expense during the same period of 2011. Interest expense decreased due to the forgiveness of the Company’s then outstanding Senior Secured Debt in 2010.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $172,516 for the three months ended June 30, 2011 as compared to a loss of $383,427 in the same period of 2010. The decrease in the net loss from continuing operations is directly related to the decrease in general and administrative expense and interest expense discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $7,254 during the three months ended June 30, 2010. There was no income or loss from discontinued operations during the three months ended June 30, 2011.

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

As of June 30, 2011, we had no cash on hand. We expect to partially fund our operations for the coming year using cash generated from sales of gold. We expect that this will leave a shortfall of approximately $8 million which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2011, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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