Form 10-Q
period 2011-09-30
Rock Energy Resources, Inc.
filed 2012-03-30
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Part I — Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash	$-	$9,461
Total Current Assets	-	9,461

Investment in Santa Maria Properties	1,263,792	1,263,792
TOTAL ASSETS	$1,263,792	$1,273,253

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$780,251	$780,251
Accounts payable and accrued liabilities to related parties	567,500	185,000
Accrued interest	8,834	8,834
Notes payable	2,077,500	2,077,500
Notes payable, related parties	1,062,000	1,062,000
Total Current Liabilities	4,496,085	4,113,585

Stockholders' Deficit
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	-	-
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 147,933,691 and 125,433,691 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	14,793	12,543
Additional paid in capital	46,068,808	45,733,526
Accumulated deficit	(49,315,894)	(48,586,401)
Total stockholders' deficit	(3,232,293)	(2,840,332)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,263,792	$1,273,253

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC.

CONOLSIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010

OPERATING EXPENSES:
General and administrative	$729,493	$1,158,510	$375,000	$927,000
LOSS FROM OPERATIONS	(729,493)	(1,158,510)	(375,000)	(927,000)

OTHER EXPENSES:
Interest expense	-	(762,394)	-	(256,136)

Loss from continuing operations	(729,493)	(1,920,904)	(375,000)	(1,183,136)

Loss from discontinued operations, net of tax	-	(13,810)	-	4,979

Net Loss	$(729,493)	$(1,934,714)	$(375,000)	$(1,178,157)

Basic and diluted net loss per share:
From continuing operations	$(0.01)	$(0.02)	$(0.00)	$(0.01)
From discontinued operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.00)	$(0.01)

Basic and diluted weighted average shares outstanding	129,224,900	82,744,681	136,683,691	94,232,966

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(729,493)	$(1,934,714)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	247,500	913,023
Common stock issued for interest expense	-	3,000
Stock based compensation	90,032	276,900
Changes in assets and liabilities:
Accounts payable and accrued liabilities	-	(101,875)
Accrued liabilities - related party	382,500	6,500
Accrued interest payable	-	759,432
Net cash used in operating activities	(9,461)	(77,734)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of stock, net of offering costs	-	45,000
Borrowings of third party debt	-	25,000
Payments of third party debt	-	(3,000)
Net cash provided by financing activities	-	67,000

Net change in cash	(9,461)	(10,734)
Cash and cash equivalents at beginning of period	9,461	18,163
Cash and cash equivalents at end of period	$-	$7,429

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$-	$-
Cash paid for income taxes:	$-	$-

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Par	Capital	Deficit	Total
BALANCE, December 31, 2010	125,433,691	$12,543	$45,733,526	$(48,586,401)	$(2,840,332)

Stock issued for services	22,500,000	2,250	245,250	-	247,500

Stock based compensation	-	-	90,032	-	90,032

Net loss	-	-	-	(729,493)	(729,493)

BALANCE, September 30, 2011	147,933,691	$14,793	$46,068,808	$(49,315,894)	$(3,232,293)

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Consequent to these efforts on December 14, 2011, a $25 million financing (the “Facility”) was closed into the then privately held American Patriot Gold, Inc. (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim.

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

Interim Financial Statements – The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2010 included in Form 10-K.  Operating results for the period ended September 30, 2011 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2011.

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

NOTE 2 — RELATED PARTY TRANSACTIONS

During 2011, various officers and directors of the Company paid expenses on behalf of the Company and accrued unpaid salaries. These amounts are included in accrued liabilities to related parties in the consolidated balance sheet as of September 30, 2011 and December 31, 2010.

NOTE 3 — STOCKHOLDERS’ EQUITY

During the nine months ended September 30, 2011, we issued the following common stock:

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

During nine months ended September 30, 2011 and 2010, we recognized stock option expense of $90,032 and $276, 900, respectively.

NOTE 4 – SUBSEQUENT EVENTS

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

Additional subsequent events related to stockholders’ equity are as follows:

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

Results of Operations

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

General and Administrative Expense

General and administrative expense decreased to $729,493 in 2011 versus $1,158,510 in 2010.  General and administrative expense decreased in 2011 relative to 2010 because of overall decreased expenses as a result of significantly decreased level of operations of the Company. General and administrative expenses for the nine months ended September 30, 2011 were primarily made up of accrued and unpaid officer salaries and amortization of stock option expense.

Interest Expense

Interest expense was $762,394 during the nine months ended September 30, 2010. There was no interest expense during the same period of 2011. Interest expense decreased due to the forgiveness of the Company’s then outstanding Senior Secured Debt in 2010.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $729,493 during the nine months ended September 30, 2011 as compared to a loss of $1,920,904 in the same period of 2010. The decrease in the net loss from continuing operations is directly related to the decrease in general and administrative expense and interest expense discussed above.

Loss from Discontinued Operations

We generated a loss from discontinued operations of $13,687 in 2010. There was no income or loss from discontinued operations during the nine months ended September 30, 2011.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

General and Administrative Expense

General and administrative expense decreased to $375,000 in 2011 versus $902,000 in 2010.  General and administrative expense decreased in 2011 relative to 2010 because of overall decreased expenses as a result of significantly decreased level of operations of the Company. General and administrative expenses for the three months ended September 30, 2011 were primarily made up of accrued and unpaid officer salaries and amortization of stock option expense.

Interest Expense

Interest expense was $256,136 during the three months ended September 30, 2010. There was no interest expense during the same period of 2011. Interest expense decreased due to the forgiveness of the Company’s then outstanding Senior Secured Debt in 2010.

Net Loss from Continuing Operations

We generated a net loss from continuing operations of $375,000 the three months ended September 30, 2011 as compared to a loss of $1,158,136 in the same period of 2010. The decrease in the net loss from continuing operations is directly related to the decrease in general and administrative expense and interest expense discussed above.

Loss from Discontinued Operations

We generated income from discontinued operations of $4,979 during the three months ended September 30, 2010. There was no income or loss from discontinued operations during the three months ended September 30, 2011.

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

As of September 30, 2011, we had no cash on hand. We expect to partially fund our operations for the coming year using cash generated from sales of gold. We expect that this will leave a shortfall of approximately $8 million which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2011, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See Item 5 in our Form 10-K for the years ended December 31, 2011, 2010 and 2009, filed with the Commission on March 19, 2012, and incorporated herein by reference.

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