Form 10-Q/A
period 2011-06-30
Rock Energy Resources, Inc.
filed 2012-04-18
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

Part II. Other Information

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of the registrant (1)
3.2	Bylaws of registrant (1)
4.1	2009 Stock Grant and Option Plan (3)
4.2

Independent Report and Analysis of the Red Arrow Mine , dated January, 2012, by Richard A. Eamon and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012, and incorporated by reference herein.

10.1	Asset Purchase Agreement between Hanover Gold Company, Inc. and Rock Energy Partners L.P (2)
10.2	Administrative Services Agreement with 4R Oil and Gas, LLC (2)
10.3	Base Working Interest Purchase Agreement with SMP (2)
10.4	Option to Purchase Additional Working Interests with SMP (2)
10.5	Form of Hanover Stockholder Lock-Up Agreement (2)
10.6	Consulting Agreement with Weston Capital Quest Corporation (2)
10.7	Consulting Agreement with Source Capital Group (2)
10.8	Stock Purchase Agreement (Perm Energy Advisers, Inc)
10.9	Registration Rights Agreement (Perm Energy Advisers, Inc)
10.10	Voting Agreement (Perm Energy Advisers, Inc)
10.11	Warrant Certificate (Perm Energy Advisers, Inc)
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

14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 (4)
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 (4)
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (4)
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (4)
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
101	XBRL Interactive Data Files *

__________

(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008
(3)	Filed as an exhibit to the Registrant’s Form S-8 registration statement filed with the U.S. Securities and Exchange Commission on June 9, 2009, and incorporated by reference herein.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed March 30, 2012.
*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 18, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

By	/s/ Craig Liukko
Craig Liukko
Chief Operating Officer and Director