Form 10-Q/A
period 2011-09-30
Rock Energy Resources, Inc.
filed 2012-04-18
CIK 778165

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

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

14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 (4)
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 (4)
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (4)
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (4)
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
101	XBRL Interactive Data Files *

__________

(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008
(3)	Filed as an exhibit to the Registrant’s Form S-8 registration statement filed with the U.S. Securities and Exchange Commission on June 9, 2009, and incorporated by reference herein.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed March 30, 2012.
*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 on Form 10-Q shall be deemed “furnished” and not “filed”.

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