Form 10-K/A
period 2011-12-31
Rock Energy Resources, Inc.
filed 2012-04-18
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s comprehensive Annual Report on Form 10-K (“Comprehensive Form 10-K”) for the fiscal years ended December 31, 2011, 2010 and 2009 is to submit Exhibit 101 to the Comprehensive Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Comprehensive Form 10-K for the fiscal years ended December 31, 2011, 2010 and 2009, filed with the Securities and Exchange Commission on March 20, 2012.

PART III

ITEM 15. EXHIBITS

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

10.13	Employment Agreement, dated August 15, 2011, by and between Rocky V. Emery and Registrant (4)
10.14	Employment Agreement, dated August 15, 2011, by and between Mark G. Harrington and Registrant (4)
10.15	Employment Agreement, dated November 15, 2011, by and between Craig Liukko and Registrant (4)
10.16

Loan and Security Agreement, dated as of December 14, 2011, by and between HE-MAN LLC, as Borrower, and Maximilian Investors LLC, as Lender, filed as an exhibit to Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on December 20, 2011, and incorporated by reference herein.

14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 (4)
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 (4)
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (4)
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code (4)
99.1	Audit Committee Charter
99.2	Compensation Committee Charter

__________

(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008
(3)	Filed as an exhibit to the Registrant’s Form S-8 registration statement filed with the U.S. Securities and Exchange Commission on June 9, 2009, and incorporated by reference herein.
(4)	Incorporated by reference to the Registrant’s Comprehensive Form 10-K for the fiscal years ended December 31, 2011, 2010 and 2009, filed March 20, 2012.
*	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 on Form 10-K shall be deemed “furnished” and not “filed”.

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