Form 10-Q
period 2012-03-31
Rock Energy Resources, Inc.
filed 2012-05-15
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2740461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10350 Richmond Avenue, Suite 800
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

As of April 30, 2012, the registrant had 194,792,543 shares of its Common Stock outstanding.

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

Part I. Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$743,821	$905,011
Prepaid expenses	42,500	—
Total Current Assets	786,321	905,011

Mineral properties	2,868,434	2,802,541
Mining and milling equipment	524,975	—
Deferred financing cost	136,268	75,000
Prepaid mining cost	301,150	270,589
Investment in Santa Maria Pacific Holdings, at cost	1,263,792	1,263,792
TOTAL ASSETS	$5,880,940	$5,316,933

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$977,945	$1,044,297
Accounts payable and accrued liabilities to related parties	252,500	698,000
Accrued interest	252,137	15,256
Put option liability	1,670,718	1,598,773
Notes payable	1,457,500	2,077,500
Notes payable, related parties	1,062,000	1,062,000
Total Current Liabilities	5,672,800	6,495,826

Notes payable, net of discount of $2,135,417 and $2,447,917, respectively	1,625,583	52,083
Put option liability, noncurrent	1,670,718	1,598,773
Total liabilities	8,969,101	8,146,682

Stockholders' Equity (Deficit)
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	—	—
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 194,762,543 and 180,782,543 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	19,476	18,078
Additional paid in capital	50,639,088	47,603,689
Accumulated deficit	(53,746,725)	(50,451,516)
Total stockholders' equity (deficit)	(3,088,161)	(2,829,749)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,880,940	$5,316,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONOLSIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2012	2011

OPERATING EXPENSES:
Direct operating costs	$95,582	$—
Indirect operating costs	162,990	—
Exploration and development	19,998	—
General and administrative	1,038,205	181,977
Total operating expenses	1,316,755	181,977
LOSS FROM OPERATIONS	(1,316,755)	(181,977)

OTHER INCOME (EXPENSES):
Interest expense	(236,881)	—
Interest expense related to amortization of discounts and deferred financing costs and interest paid in stock	(483,453)	—
Loss on conversion of debt to equity	(1,258,100)	—
Net other income (expense)	(1,978,434)	—

Net Loss	$(3,295,209)	$(181,977)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average shares outstanding	192,999,027	125,433,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(3,295,209)	$(181,977)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on conversion of debt to equity	1,258,100	—
Common stock issued for services and interest expense	14,800	—
Stock based compensation	706,397	45,016
Accretion of put option liability	143,890	—
Amortization of debt discount and deferred financing costs	326,562	—
Changes in operating assets and liabilities:
Prepaid expenses	(42,500)	—
Accounts payable and accrued liabilities	(104,182)	—
Accrued liabilities - related party	(45,500)	127,500
Accrued interest payable	236,881	—
Net cash used in operating activities	(800,761)	(9,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for prepaid mining costs	(30,560)	—
Investment in mining and milling equipment	(524,975)	—
Investment in mineral properties	(65,894)	—
Net cash used by investing activities	(621,429)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings of third party debt	1,261,000	—
Net cash provided by financing activities	1,261,000	—

Net change in cash	(161,190)	(9,461)
Cash and cash equivalents at beginning of period	905,011	9,461
Cash and cash equivalents at end of period	$743,821	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$—	$—
Cash paid for income taxes:	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock option exercise paid with accrued salary	400,000	—
Stock warrants issued for deferred financing costs	37,500	—
Deferred financing costs included in accrued liabilities	37,830	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ROCK ENERGY RESOURCES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of consolidation – The consolidated financial statements include the results of Rock Energy Resources, Inc. and its wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Interim Financial Statements – The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2011 included in Form 10-K.  Operating results for the period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

Cash and cash equivalents – Highly liquid investments with original maturities of less than three months are considered cash equivalents and are stated at cost which approximates market value.

Red Arrow Mine – The Red Arrow Mine is operated by RAGC. We advance funds to RAGC which are used to acquire fixed assets or for operating costs of the mine. In accordance with our agreement with RAGC, we are currently paying 100% of the expenses and fixed asset costs of the Red Arrow Mine. As a result, we will receive 100% of future revenue until payout, when we will have been repaid for the additional (51%) costs incurred above our 49% share. We account for our share of these expenditures and fixed assets in our consolidated financial statements in accordance with ASC 910-10-45-14 Proportionate Consolidation. Advances to RAGC which remain unused at the end of the period are included in prepaid mining costs and included in noncurrent assets since we do not expect to realize these assets in the short term.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, Rocky Emery, our Chairman and CEO, exercised options to purchase 2,500,000 shares of common stock with an exercise price of $0.16 per share.  In accordance with the terms of the options Mr. Emery elected to offset accrued liabilities for unpaid salary in the amount of $400,000 rather than paying the exercise price of $400,000.

During the three months ended March 31, 2012, we issued 3,000,000 shares of common stock to Mr. Craig Liukko, a member of our board of directors and our COO, in accordance with the terms of his employment agreement.  The shares were valued at $1,800 based on the market value on the date of grant.

NOTE 3 – CONTINGENCIES AND COMMITMENTS

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

NOTE 4 – NOTES PAYABLE

In February 2012, we borrowed an additional $1,300,000 under our $25 million lending facility with Maximilian Investors LLC of New York. We received net cash proceeds of $1,261,000 after payment of a 3% broker fee in accordance with the terms of the lending facility.

During the three months ended March 31, 2012, we granted warrants to purchase 750,000 shares of common stock to a broker associated with our $25 million lending facility.  The warrants have an exercise price of $0.50 per share and a term of five years.  The warrants were valued at $37,500 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05; option term of five years; expected volatility of 497%; and a discount rate of 1.13%. The value of the options is included in deferred financing costs and will be amortized over the life of the loan.

During the three months ended March 31, 2012, holders of current notes payable in the amount of $620,000 agreed to take 6,480,000 shares of common stock to pay off the loans. The common stock was valued at $1,878,100 based on the market value on the date of issuance. As a result of this transaction, we recognized a loss on conversion of debt to equity in the amount of $1,258,100.

NOTE 5 – COMMON STOCK AND STOCK OPTIONS

During the three months ended March 31, 2012, the Company issued 2,000,000 shares of common stock with a fair value of $13,000 for interest expense on a note previously issued during 2011.

On March 16, 2012, pursuant to the 2009 Stock Grant and Option Plan, the Company granted options to purchase 3,425,000 shares of common stock to three employees and officers of the Company and three contractors of the Company. The options are exercisable at $0.16 per share for a term of five years from the date of grant. One third of the options vest on the grant date and on each of the next two anniversary dates of the grant date. The options were valued at $1,883,747 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.55; option term of 3.5 years; expected volatility of 497%; and a discount rate of 0.57%.  During the three months ended March 31, 2012, the Company recognized $706,397 of expense related to these option grants, leaving $1,177,350 of expense to be recognized over two years.

NOTE 6 – PUT OPTION LIABILITY

In connection with the lending facility we entered into during 2011, we issued 18,865,520 shares of common stock to the lender and gave them a put option which would allow them to sell back their shares to the Company for $0.20 per share.  The option is exercisable for 9,432,760 shares during each of the years ending December 31, 2012 and 2013. The put option was recorded as a liability at its present value of $3,197,546 as of December 31, 2011. It will be accreted up to its full value of $3,773,104 by the expiration of each put option. This amount represents the maximum potential cash outlay by the Company if it had to repurchase all of the shares. During the three months ended March 31, 2012, the Company recorded accretion of $143,890.

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

Consequent to these efforts on December 14, 2011, a $25 million financing (“the Facility”) was closed into the then privately held American Patriot Gold,  LLC (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. The Facility and its terms are discussed more fully in Item 8 of this Form 10-K. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim. The Red Arrow Mine, its history and current operations profile is discussed in Mining Properties – Red Arrow Mine below. All the related assets we acquired within our 49% interest  are discussed in Mining Properties – Red Arrow Mine below.

In furtherance of our strategy to focus on mining operations, and the development of the Red Arrow mine and related claims in particular, on February 2, 2012 we entered into a Letter of Intent to acquire the remaining 51% interest in the assets of RAGC. Under the terms of the LOI, a closing was anticipated to occur prior to the end of May, 2012. That letter expired and a new LOI has been sent to RAGC for their consideration. Both parties remain fully committed to a combination of the two companies within the next several months. Following a closing, all the current employees of RAGC will become employees of our Company or its APG subsidiary.

We are also tightly focused on the exploration and development of the significant reserve potential located on the existing RAGC claims and leases. Towards that end, during the first quarter, we increased our leases and patented claims from 390 acres at the end of 2011, to in excess of 790 acres currently. We expect to add to our holdings during the second quarter as well.

In February, 2012 we began initial milling operations at the mine. During the same month, a survey of our holdings was completed and evaluation of those results is underway. Initial interpretations show our land holdings to have considerable promise. Once we have completed our survey evaluation, we intend to initiate core drilling on our properties to more fully delineate our resource base and determine quantities of proven and probable reserves. Core drilling is anticipated to begin in May 2012. We believe our potential reserves on the properties acquired to date are in the range of 1.5 – 4.0 million ounces of gold, plus as yet to be determined quantities of platinum and silver.

As we work to ascertain our reserves of gold and other minerals, we are rapidly moving to build our cash flows for our shareholders and financial partners. Our first sales of bullion products will occur during the second quarter. . Recently, our milling capacity was expanded significantly from the current 3-5 tons per day at the initial mill to up to 200 tons per day capacity from a much larger mill. That larger facility commenced operations in May, and is anticipated to ramp up from an initial 6 tons per milling day in May to 35 tons per milling day by the end of this year. Further increases are anticipated through 2013. Anticipated cash flows from our mining operations together with drawdowns under our Facility should fully finance our expansion plans. Based on our assumptions of recovery rates at 1 ounce of gold per ton milled, operating cash flow is anticipated to be slightly positive during the third quarter. Further gains are anticipated in the fourth quarter with results for that quarter possibly exceeding $1 million of operating cash flow and positive net income. Further increases in milling rates are anticipated to yield quarter over quarter gains through 2013.

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

Location and Access

We are a Production Stage mining company with executive offices based in Houston, Texas. Our mining operations are carried out at the Red Arrow Mine, located in Montezuma County, Colorado, approximately 9 miles northeast of the town of Mancos, Colorado. The current Red Arrow Mine property consists of in excess of 800 acres of mining claims. The Company has also purchased 120 acres of private mineral rights bordering its patented properties. Approximately $8 million was invested to purchase the properties and equipment and upgrade the entire infrastructure of the mine prior to the December 2011 acquisition by American Patriot Gold, Inc. We currently hold a 49% ownership position in the mineral assets including all mining and milling equipment.

Snow removal equipment enables easy year round access to the Mine via public roadways. Offsite pilot scale milling operations commenced in February 2012. Our  200 ton per day capacity milling facility became fully operational in the mid-second quarter, with power to be supplied by a Tier 4 diesel generator. Sales of bullion products from concentrate are taking place during the second quarter. .

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

Possible Overall Reserves

Assuming an overall average ore grade of one ounce of gold per ton, the Red Arrow vein portion of the property could yield over 408,500 ounces of gold yielding gross revenues of $637,260,000. The Company expects, at a maximum, to achieve a production cost per ounce of $450.00. Total production costs would be $183,825,000. The overall pre-tax net operating income would be $453,435,000.

Other Potential

Permits and bonding are in place for a core drilling program that began during the second quarter. The first portion of this program will focus on delineation of the current Red Arrow vein and other potential veins accessiblefrom the existing runs. At least five core holes totaling in excess of 3,500 feet are being drilled in this fan-drilling stage. Dependent on the results of this initial work, additional fan drilling may continue. The second phase of our program is focused on delineating an intrusive sulphide deposit that may have depth potential of over 5,000 ft. below the surface according to the late PhD Geologist John Awald. In addition to his research at the Red Arrow Mine, he conducted an intense investigation of the La Plata Mining District which led to his purchase of a major mining property in close proximity. Core drilling of that property was very positive. Newly discovered surface outcrops and a recently drilled core containing gold, silver, copper and platinum group metals (PGMs) on the Red Arrow Dome support the need for core drilling. Our recently completed aero-magnetic survey offered additional confirmation of potentially significant reserves at depth. This intrusive sulphide deposit could have potential of over 4,000,000 ounces of gold in a high grade ore including high concentrations of PGMs.

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

Other Assets at the Red Arrow Mine

In January 2011, RAGC commissioned Richard Eaman, a Professional Extractive Metallurgist, to perform a third party review of the assets associated with the Red Arrow Mine, as well as the ore bodies themselves. As regards to the property, equipment and other assets at the Red Arrow Mine, Mr. Eaman reported the following valuations:

Red Arrow Development (Underground, Roads & Structures)	$2,500,000
Permits and Permit Amendments	$136,550
Equipment	$714,944

See Independent Report and Analysis of the Red Arrow Mine, dated January, 2012, by Richard A. Eaman and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012.

Since the date of that appraisal, and as of March 12, 2012, RAGC has invested an additional $900,000 in its initial 3-5 ton per day mill and other related equipment. This is inclusive of capital expenditures in the first quarter of $641,000.

Our Growth Strategies:

Our business model focuses on building shareholder value contemporaneously on two fronts: growth in operating cash flows and validation and growth in resources and reserves.

Growth in Operating Cash Flows- As a Production Stage Company, and with our larger scale mill now on-line, our shareholders should see quarter over quarter growth in revenues through at least 2013. Revenue growth is forecast to come from higher milling rates for each quarter increasing from 6 tons per milling day in the second quarter of 2012to 50 tons per day by the second quarter of 2013. Based on a continuing yield of one ounce of gold per ton, our Gross Revenue if forecast to rise from slightly in excess of $1.5 million in the third quarter of 2012 to in excess of $5 million in the second quarter of 2013. Our operating cash flow is forecast to rise from a breakeven level in the third quarter of 2012 to in excess of $2.5 million in the second quarter of 2013.

Validation and Growth in Resources and Reserves- Our rising cash flows and access to our existing credit facility should allow us to maintain an ongoing program of coring prospective horizons, both at the shallow existing mining horizons, as well as deeper potential to as deep as 10,000 feet. Our current budget calls for a total of $1.6 million for coring activities during the balance of 2012. Dependent on results of that program we may meaningfully increase our coring budget for 2013, again with the support of our rising cash flows from operations.

Intellectual Capital- To support our efforts during the first quarter of 2012, we announced that we had assembled a highly competent team of advisors to work with us at each step of our process. The common threads running through this group are:

•	focused on specifics fields—geophysics, geology, engineering and metallurgy;
•	well credentialed in their area of expertise;
•	substantial years of experience;
•	strong knowledge base of the La Plata mining area where the Red Arrow mine is located.

Our team will work under the guidance and leadership of Craig Liukko, our Chief Operating Officer. Mr. Liukko has considerable experience in the mining field in general and is a second generation from the Mancos area.

We are also continuing to add to our strength at the Board of Directors level. In addition to our C-level executives--Messrs Emery, Harrington and Liukko, we were pleased to announce on May 8 that Mr. Joel Gold had joined our Board. With over 35 years of experience and senior positions in investment banking at firms including Drexel Burnham, Bear Stearns and several others, Mr. Gold’s deep understanding of the challenges of rapidly growing companies is an important asset for us. We will continue to add complimentary strengths to our Board of Directors as the year 2012 progresses.

Plan of Operations

In furtherance of our strategy to focus on mining operations, and the development of the Red Arrow mine and related claims in particular, on February 2, 2012 we entered into a Letter of Intent (“LOI”) to acquire the remaining 51% interest in the assets of RAGC. Under the terms of the LOI, a closing was anticipated to occur prior to the end of May, 2012. The existing LOI has expired. A new proposal is under active discussion with the Board of RAGC. All parties remain committed to consummating a merger of the two companies within the next ninety days. Cash consideration to be paid within one year of closing of such a transaction would approximate $5.0 million.

In addition, we expect to require approximately $2.0 million for investment in mining facilities and exploration cost at the Red Arrow Mine in the coming 18 months.

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

Results of Operations

For the Three months Ended March 31, 2012 Compared to the Three months Ended March 31, 2011

Direct Operating Costs

Direct Operating Costs were $95,582 for the three months ended March 31, 2012.  Direct Operating Costs includes mining and milling salaries and the costs of mining and milling gold.

Indirect Operating Costs

Indirect Operating Costs were $162,990 for the three months ended March 31, 2012. Indirect Operating Costs include our share of the cost of operating the Red Arrow Gold Mine.

Exploration and Development

We incurred exploration and development costs of $19,998 during the three months ended March 31, 2012.

General and Administrative Expense

General and administrative expense increased to $1,038,205 in 2012 versus $181,977 in 2011. Cash general and administrative expense for the period was $317,008 versus $181,977 in the prior year. General and administrative expense for the three months ended March 31, 2011 was principally the accrual of salaries payable to officers.  The increase in cash G&A reflected increased activity post the December 20, 2011 acquisition of interests in the Red Arrow mine. The Company was essentially dormant during the early part of 2011. General and administrative expenses for the three months ended March 31, 2012 include common stock issued for services in the amount of $14,800 and stock based compensation related to the vesting of stock options in the amount of $706,397. Cash general and administrative expense for the three months ended March 31, 2012 excludes the impact of expenses paid in stock including common stock issued for services and stock based compensation discussed above.

Interest Expense

Interest expense for stated interest in accordance with note agreements was $236,881 during the three months ended March 31, 2012. In addition, we recognized interest expense related to interest expense paid by the issuance of common stock, amortization of deferred financing costs and discounts on notes payable in the amount of $483,453 for the three months ended March 31, 2012. There was no interest expense during the same period of 2011.  Interest expense increased as a result of the borrowing under the $25 million lending facility.

Loss on Conversion of Debt to Equity

During the three months ended March 31, 2012, we recognized a loss of $1,258,100 as a result of issuing 6,480,000 shares of common stock valued at $1,878,100 on the date of issuance in order to extinguish notes payable in the amount of $620,000.

Net Loss

We generated a net loss of $3,295,209 during the three months ended March 31, 2012 as compared to a loss of $181,977 in the same period of 2011. The increase in the net loss is primarily the result of the loss on conversion of debt to equity, the increase in interest expense and the increase in general and administrative expenses.

Liquidity and Capital Resources

Since the beginning of 2008, we have funded our operations primarily with funds received in the form of short term loans, through the sale of equity securities and with a decreasing amount of revenue received from our discontinued oil and gas operations.

Rock’s sources of capital going forward will primarily be cash from the $25 million lending facility from Maximilian Investors LLC (“Maximilian”) as well as internally generated cash flow from operations. Through December 31, 2011, we have borrowed $3.8 million of the $25 million available. In the coming 18 months, we expect to require approximately $2.0 million for investment in mining facilities and exploration cost at the Red Arrow Mine. In addition, we expect to require additional cash to acquire the remaining 51% interest in the Red Arrow Mine. We expect to begin generating revenue from the Red Arrow Mine during the second quarter of 2012 and to realize positive cash flows from operating activities by the end of 2012.

We expect that cash flows from operating activities will become positive by the end of 2012. Our cash flow from operations will depend heavily on the prevailing price of gold and our production volumes. Future gold price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Falling gold prices could also negatively affect our ability to raise capital on terms favorable to us or at all.

As of March 31, 2012, we had cash on hand in the amount of $743,821. We expect to partially fund our operations for the coming year using cash generated from sales of gold. We expect that this will leave a shortfall of approximately $8 million which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by Rock’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective.

Notwithstanding the above identified deficiencies that constitute our material weaknesses, based on a number of factors, including the performance of additional procedures performed by management designed to ensure the reliability of our financial reporting, our Chief Executive Officer and Chief Financial Officer believe that the consolidated financial statements included with this periodic report fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented in conformity with United States Generally Accepted Accounting Principles.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During January 2012, we issued 6,480,000 shares of common stock to three individuals for the extinguishment of notes payable in the amount of $620,000.

During January 2012, we issued 2,000,000 shares of common stock to an individual for services.

During March 2012, we issued 2,500,000 shares of common stock to Mr. Rocky Emery as a result of Mr. Emery’s exercise of stock options with an exercise price of $0.16 per share.  The exercise price of $400,000 was paid by offsetting amounts owed to Mr. Emery for unpaid salary.

We issued these shares to these individuals pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof, in that all of these individuals had pre-existing relationships with the Company, no general solicitation or advertising methods were employed and these share transactions qualified for this traditional private placement exemption.

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

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on May 14, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

By	/s/ Craig Liukko
Craig Liukko
Chief Operating Officer and Director