Form 10-Q
period 2012-06-30
Rock Energy Resources, Inc.
filed 2012-08-15
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 0-23022

ROCK ENERGY RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2740461
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10350 Richmond Avenue, Suite 800
Houston, TX	77042
(Address of principal executive offices)	(Zip Code)

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

As of August 10, 2012, the registrant had 195,651,432 shares of its Common Stock outstanding.

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

References to “Rock” “we,” “us,” “our” and similar references or like terms refer to Rock Energy Resources, Inc. and references to “Rock Energy” or “REP” refer to Rock Energy Partners, L.P. and its subsidiaries.

Part I — Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$73,720	$905,011
Prepaid expenses	51,000	—
Total Current Assets	124,720	905,011

Mineral properties	2,988,300	2,802,541
Mining and milling equipment	824,832	—
Furniture, fixtures and equipment	6,174	—
Deferred financing cost	129,000	75,000
Prepaid mining cost	195,468	270,589
Investment in Santa Maria Pacific Holdings, at cost	1,263,792	1,263,792
TOTAL ASSETS	$5,532,286	$5,316,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$804,667	$1,044,297
Accounts payable and accrued liabilities to related parties	252,500	698,000
Accrued interest	81,672	15,256
Put option liability	1,742,663	1,598,773
Derivative warrant instruments	480,000	—
Notes payable	2,279,500	2,077,500
Notes payable, related parties	255,000	1,062,000
Total Current Liabilities	5,896,002	6,495,826

Notes payable, net of discount of $1,822,917 and $2,447,917, respectively	2,377,083	52,083
Put option liability, noncurrent	1,742,663	1,598,773
Total liabilities	10,015,748	8,146,682

Stockholders’ Deficit
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	—	—
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 195,651,432 and 180,782,543 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	19,565	18,078
Additional paid in capital	50,680,526	47,603,689
Accumulated deficit	(55,187,553)	(50,451,516)
Total stockholders’ deficit	(4,483,462)	(2,829,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,532,286	$5,316,933

The accompanying notes are an integral part of these unaudited financial statements.

ROCK ENERGY RESOURCES, INC.

CONOLSIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

REVENUE – Gold sales	$4,581	$—	$4,581	$—

OPERATING EXPENSES:
Direct operating costs	150,329	—	54,747	—
Indirect operating costs	320,236	—	157,246	—
Exploration and development	64,917	—	44,919	—
General and administrative	1,605,703	354,493	567,498	172,516
Total operating expenses	2,141,185	354,493	824,410	172,516
LOSS FROM OPERATIONS	(2,136,604)	(354,493)	(819,829)	(172,516)

OTHER EXPENSES:
Interest expense	(490,997)	—	(254,116)	—
Interest expense related to amortization of discounts and deferred financing costs and interest paid in stock	(960,280)	—	(476,827)	—
Unrealized gain on fair value of derivative warrant instruments	109,944	—	109,944	—
Loss on conversion of debt to equity	(1,258,100)	—	—	—
Net other income (expense)	(2,599,433)	—	(620,999)	—

Net Loss	$(4,736,037)	$(354,493)	$(1,440,828)	$(172,516)

Basic and diluted net loss per common share	$(0.02)	$(0.00)	$(0.01)	$(0.00)

Basic and diluted weighted average shares outstanding	194,120,101	125,433,691	195,241,175	125,433,691

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,736,037)	$(354,493)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on fair value of derivative warrant instruments	(109,944)	—
Loss on conversion of debt to equity	1,258,100	—
Common stock issued for services and interest expense	14,800	—
Stock based compensation	941,868	90,032
Accretion of put option liability	287,780	—
Amortization of debt discount and deferred financing costs	608,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(51,000)	—
Accounts payable and accrued liabilities	(239,630)	—
Accrued liabilities - related party	(45,500)	127,500
Accrued interest payable	66,416	—
Net cash used in operating activities	(2,004,647)	(9,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for prepaid mining costs	75,125	—
Investment in mining and milling equipment	(824,832)	—
Investment in mineral properties	(185,760)	—
Purchases of furniture, fixtures and equipment	(6,174)	—
Net cash used by investing activities	(941,644)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of related party debt	(60,000)	—
Borrowing of related party debt	75,000	—
Proceeds from sales of units	400,000	—
Borrowings of third party debt	1,700,000	—
Net cash provided by financing activities	2,115,000	—

Net change in cash	(831,291)	(9,461)
Cash and cash equivalents at beginning of period	905,011	9,461
Cash and cash equivalents at end of period	$73,720	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$—	$—
Cash paid for income taxes:	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock option exercise paid with accrued salary	400,000	—
Stock warrants issued for deferred financing costs	37,500	—
Reclassification of related party debt to third party	822,000	—
Derivative warrants issued as financing costs	589,944	—
Debt converted to common stock	620,000	—
Deferred financing costs included in accrued liabilities	37,830	—

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Consequent to these efforts on December 14, 2011, a $25 million financing was closed into the then privately held American Patriot Gold, Inc. (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim.

Principles of consolidation – The consolidated financial statements include the results of Rock Energy Resources, Inc., its wholly owned subsidiaries and its proportionately consolidated interest in the Red Arrow Mine (see below). All significant intercompany accounts have been eliminated in consolidation.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue is generated through the sale of mineral ore and is recognized upon acceptance of ore delivery from the smelter.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Interim Financial Statements – The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2011 included in Form 10-K.  Operating results for the period ended June 30, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

Cash and cash equivalents – Highly liquid investments with original maturities of less than three months are considered cash equivalents and are stated at cost which approximates market value.

Red Arrow Mine – The Red Arrow Mine is operated by RAGC. We advance funds to RAGC which are used to acquire fixed assets or for operating costs of the mine and certain corporate general and administrative expenses. In accordance with our agreement with RAGC, we are currently paying 100% of the expenses and fixed asset costs of the Red Arrow Mine. As a result, we will receive 100% of future revenue until payout of our total invested expenses inclusive of stock based compensation, when we will have been repaid for the additional (51%) costs incurred above our 49% share. We account for our share of these expenditures and fixed assets in our consolidated financial statements in accordance with ASC 910-10-45-14 Proportionate Consolidation. Advances to RAGC which remain unused at the end of the period are included in prepaid mining costs and included in noncurrent assets since we do not expect to realize these assets in the short term.

Warrant Derivative Instruments – The Company accounts for warrant derivative instruments under the provisions of FASB ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock This FASB ASC Topic’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). For example, warrants with such provisions cannot be recorded in equity. Downward provisions reduce the exercise price of a warrant or convertible instrument if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether warrants issued during various private placement offerings contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant or preferred stock agreements based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40.

In accordance with FASB ASC Topic No. 815 – 40, the Company recognized the warrants that contain these down round provisions as liabilities at their respective fair values on each reporting date. FASB ASC Topic No. 815 – 40 also requires that such instruments be measured at fair value at each reporting period.

Recently issued accounting pronouncements – We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, Rocky Emery, our Chairman and CEO, exercised options to purchase 2,500,000 shares of common stock with an exercise price of $0.16 per share.  In accordance with the terms of the options Mr. Emery elected to offset accrued liabilities for unpaid salary in the amount of $400,000 rather than paying the exercise price of $400,000.

During the six months ended June 30, 2012, we issued 3,000,000 shares of common stock to Mr. Craig Liukko, a member of our board of directors and our COO, in accordance with the terms of his employment agreement.  The shares were valued at $1,800 based on the market value on the date of grant.

During the six months ended June 30, 2012, we reclassified $822,000 of debt that was previously classified as related party debt to third party debt as a result of the resignation of the director to whom the debt was owed.

During the six months ended June 30, 2012, we borrowed $75,000 from two officers and repaid $60,000.  The advances did not bear interest, were unsecured and due on demand.

NOTE 3 – NOTES PAYABLE

In February and June 2012, respectively, we borrowed an additional $1,300,000 and $400,000 under our $25 million lending facility with Maximilian Investors LLC of New York. We received net cash proceeds of $1,649,000 after payment of a 3% broker fee in accordance with the terms of the lending facility.

During the six months ended June 30, 2012, we granted warrants to purchase 750,000 shares of common stock to a broker associated with our $25 million lending facility.  The warrants have an exercise price of $0.50 per share and a term of five years.  The warrants were valued at $37,500 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05; option term of five years; expected volatility of 497%; and a discount rate of 1.13%. The value of the options is included in deferred financing costs and will be amortized over the life of the loan.

During the six months ended June 30, 2012, holders of current notes payable in the amount of $620,000 agreed to take 6,480,000 shares of common stock to pay off the loans. The common stock was valued at $1,878,100 based on the market value on the date of issuance. As a result of this transaction, we recognized a loss on conversion of debt to equity in the amount of $1,258,100.

NOTE 4 – COMMON STOCK AND STOCK OPTIONS

During the six months ended June 30, 2012, the Company issued 2,000,000 shares of common stock with a fair value of $13,000 for interest expense on a note previously issued during 2011.

On March 16, 2012, pursuant to the 2009 Stock Grant and Option Plan, the Company granted options to purchase 3,425,000 shares of common stock to three employees and officers of the Company and three contractors of the Company. The options are exercisable at $0.16 per share for a term of five years from the date of grant. One third of the options vest on the grant date and on each of the next two anniversary dates of the grant date. The options were valued at $1,883,747 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.55; option term of 3.5 years; expected volatility of 497%; and a discount rate of 0.57%.  During the six months ended June 30, 2012, the Company recognized $941,868 of expense related to these option grants, leaving $941,879 of expense to be recognized over 1.75 years.

During the six months ended June 30, 2012, the Company sold 888,889 Units in a private placement (the “2012 Unit Offering”) and received cash proceeds of $400,000 ($0.45 per Unit). Each Unit consists of one share of common stock and two warrants (the Private Placement Warrants”) to purchase common stock at $0.50 per share for a term of five years. As a result of the Unit offering, the Company issued 888,889 shares of common stock and 1,777,778 warrants to purchase common stock.

The Private Placement Warrants are subject to price protection. In the event that the Company issues common stock or debt or equity instruments convertible into common stock for a period beginning upon closing and ending six months after registration of the common stock issued in the private placement becomes effective, the Company shall adjust the warrant exercise price in order to create equality with any other transaction terms. The Private Placement Warrants are immediately exercisable.

The Company determined that warrants to purchase a total of 1,777,778 shares of common stock issued in the second quarter of 2012 contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15. As a result, these warrants were not indexed to the Company’s own stock. On the issuance date of the Units, the fair value of these warrants was determined to be $589,944, which was recorded as a derivative warrant instruments liability.

NOTE 5 – PUT OPTION LIABILITY

In connection with the lending facility we entered into during 2011, we issued 18,865,520 shares of common stock to the lender and gave them a put option which would allow them to sell back their shares to the Company for $0.20 per share.  The option is exercisable for 9,432,760 shares during each of the years ending December 31, 2012 and 2013. The put option was recorded as a liability at its present value of $3,197,546 as of December 31, 2011. It will be accreted up to its full value of $3,773,104 by the expiration of each put option. This amount represents the maximum potential cash outlay by the Company if it had to repurchase all of the shares. During the six months ended June 30, 2012, the Company recorded accretion of $287,780.

NOTE 6 – DERIVATIVE WARRANT INSTRUMENTS (LIABILITIES)

In the 2012 Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants.  The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model as of the issuance date of the Private Placement Warrants.  Such estimates were revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s statements of operations.

During the six months ended June 30, 2012, the fair value of the warrant derivative liabilities decreased by $109,944. Such changes were recorded as unrealized gains on fair value of derivative warrant instruments in the accompanying consolidated statements of operations.

Activity for derivative warrant instruments liability during the six months ended June 30, 2012 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	June 30,
	2011	year	Liability	2012
Derivative warrant instruments	$—	$589,944	$(109,944)	$480,000
	$—	$589,944	$(109,944)	$480,000

The fair value of the derivative warrant instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of the date of issuance and June 30, 2012:

	Issuance	June 30,
	Date	2012
Common stock issuable upon exercise of warrants	1,777,778	1,777,778
Estimated market value of common stock on measurement date	$0.25to$0.36 (1)	$0.27 (1)
Exercise price	$0.50	$0.50
Risk free interest rate (2)	0.67%to0.84%	0.72%
Warrant lives in years	5	5
Expected volatility (3)	483%	483%
Expected dividend yields (4)	None	None

(1)	The estimated market value of the stock was measured by management based on the reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)	The volatility factor was estimated by management using the historical volatilities of the Company’s common stock since it began trading in February 2008.

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

NOTE 7 – FAIR VALUE MEASUREMENTS

As defined in FASB ASC Topic No. 820 – 10, “Fair Value Measurement and Disclosures”, fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC Topic No. 820 – 10 requires disclosure that establishes a framework for measuring fair value and expands disclosure about fair value measurements. The statement requires fair value measurements be classified and disclosed in one of the following categories:

Level 1:

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:

Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). La Cortez’s valuation models are primarily industry standard models.  Level 3 instruments include derivative warrant instruments.  La Cortez does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

As required by FASB ASC Topic No. 820 – 10, financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels. The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model (see Note 7).

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012:

	Fair Value Measurements at June 30, 2012
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	June 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Derivative warrant instruments	$—	$—	$480,000	$480,000
Total	$—	$—	$480,000	$480,000

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Six Months Ended June 30, 2011

Beginning balance	$—
Total gains	109,944
Settlements	—
Additions	(589,944)
Transfers	—
Ending balance	$(480,000)

Change in unrealized gains included in earnings relating to derivatives still outstanding as of June 30, 2012	$109,944

Item 2. Management’s Discussion and Analysis or Plan of Operations

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

We are also focused on the exploration and development of the significant reserve potential located on the existing RAGC claims and leases. Towards that end, during the first six months of 2012, we increased our leases and patented claims from 390 acres at the end of 2011, to in excess of 2,800 acres currently.

In February, 2012 we began the initial phase of our core drilling program. During the month, an aerial magnetometer survey  covering more than 14 miles was completed and evaluation of those results was also  completed. Interpretations showed a deep intrusive with sulphide mineralization. We then added the additional 2000 claimed acres over the next few months because of the size and the potential of the area  indicated by the survey.

In late May we began our initial core drilling with 6 initial cores. The first 5 cores were part of a fan drilling that assisted us in indicating direction and giving our team valuable geologic information for our future development. In fact from this drilling the company has begun initial work on a new drift developed to the west.

It was decided that the sixth core would be drilled down to 3500 feet and into the Hermosa Formation which is a well-known host for sulphide mineralization. Due to unstable hole conditions we were forced to stop this verticle hole at 2706 feet. The company encountered sulphide mineralization through-out from the surface down through the Red-Beds which was a positive surprise. Subsequent assay work done by our third-party Canadian lab showed gold, silver, and the platinum metals group.

The company feels it  has “Discovered” a deep sulphide intrusive deposit based on the aerial magnetometer survey.  Assays from surface soil samples taken that showed gold (0.82 ounces per ton)  and platinum (.06 ounces per ton). We have assayed results at our current depth of development at around 500 feet with results for gold between .23 and 26 ounces per ton and initial assay work on the deep core at around 1700 feet that had gold and platinum along with sulphide mineralization through-out the total core of 2706 feet. This deposit is believed to have the potential to be one of the largest deposits in North America and potentially totaling millions of ounces of gold, silver and platinum.

During the same period the company also worked hard at developing the mine and the current stope. We were able to build a portal cover for the transition from the mine to the trucks to be taken to our milling location. Mining has continued and in fact we sit at current levels of over 600 tons of high grade ore at over 1 ounce per ton (based on assays done that showed between .23 and 26 ounces per ton. This ore is in the chutes and we are adding mined ore at a current rate of 75 tons per week. We anticipate that at the current the rate of mining at around 4 feet per day we should continue mining this stope for the next few months. As indicated above based upon our core work we have begun a new drift to the west and mining this drift will commence over the next few weeks. This would be additive to the above mining number of 75 tons per week and could take us up to around 150 tons per week. At current levels and pricing the company believes it has well over $1,000,000 of mined high grade ore ready for refining and sales.

During the second quarter the company began exploring the refining and sales process of this high grade ore. In May 20 pounds concentrates were sent a a small to a lab in Golden Colorado for assay and processing. We were able to process and sale 3.5 ounces of .999 gold from this initial sample which confirmed that the Red Arrow Mine would produce a salable product. It was also discovered that process was unable to deal with the Platinum that was also part of this initial 20 pound test. At this point we began looking at multiple processes to refine and sell both our gold and platinum. This has been a slow process due to the fact that there are very few buyers that will take our high grade concentrates and have the ability to process both the gold and platinum. We feel that there is substantial value from both the gold and platinum and in fact this platinum would make us part of a very exclusive group that has both metals. This has been confirmed from the beginning with the assay work from our third party Canadian company. It was determined that there was added equipment needed that could deal with both and not eradicate either the gold or the platinum. This equipment is scheduled to be shipped on August 15, 2012. From there we should be able to move very quickly to sales as we have several thousand pounds of high grade concentrates ready for process and as indicated above several hundred tons of high grade ore ready for milling and then processing. We plan on continuing the milling and refining with this new equipment in Arizona which is in close proximity to our buyers location.

With the sales process beginning we continue to believe that we will be cash-flow positive by the end of the third quarter and we will continue to expand the revenue side of our business sequentially over the next several quarters. This is a critical part of our business and we have made substantial progress over the first six months that our company has been focused in this area.

Anticipated cash flows from our mining operations together with drawdowns under our Facility should fully finance our expansion plans. Based on our assumptions of recovery rates at 1 ounce of gold per ton milled, operating cash flow is anticipated to be slightly positive during the third quarter. Further gains are anticipated in the fourth quarter with results for that quarter possibly exceeding $1 million of operating cash flow and debt service costs and positive net income. Further increases in milling rates are anticipated to yield quarter over quarter gains through 2013.

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

Mining Properties – Red Arrow Mine

Historical Background

The Red Arrow Mine has historically produced commercial grade gold and silver ore. According to “Geological Survey Professional Paper No. 219” (1949), Page 161, entitled, “Production of Red Arrow Mine”, a total of 621 tons were produced from 1933-1937, which yielded 4,114.5 oz. Au (gold) and 6,928 oz. Ag (silver). The average grade of ore based on these figures yielded 6.62 oz. gold per ton and 11.15 oz. silver per ton. Limited production continued after the reporting period to 1942, with an overall average ore grade from 10,146 tons reported as 1.09 oz. gold per ton and 1.6 oz. silver per ton. (US Geological “Professional Paper 219” provides more detailed information).

Location and Access

We are a Production Stage mining company with executive offices based in Houston, Texas. Our mining operations are carried out at the Red Arrow Mine, located in Montezuma County, Colorado, approximately 9 miles northeast of the town of Mancos, Colorado. The current Red Arrow Mine property consists of in excess of 2.800 acres of mining claims and fee lands. Approximately $8 million was invested to purchase the properties and equipment and upgrade the entire infrastructure of the mine prior to the December 2011 acquisition by American Patriot Gold, Inc. We currently hold a 49% ownership position in the mineral assets including all mining and milling equipment.

Snow removal equipment enables year round access to the Mine via public roadways. Offsite pilot scale milling operations commenced in February 2012. Our 200 ton per day capacity milling facility became fully operational in the mid-second quarter, with power to be supplied by a Tier 4 diesel generator.

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

During the second quarter, favorable results have also been obtained in the footwall and hanging wall of the vein structure. Assays have ranged from less than 1⁄4 oz. to 26 oz. gold per ton. The values in these structures increase with the presence of silicified and brecciated sandstone. As was proven in the past, it is anticipated along with continued development, high grade pockets of ore will be encountered substantially increasing overall values. With recent assays in hand from completed coring work in the second quarter, our confidence in the prospectivity of the shallow immediately accessible veins has increased significantly. Moreover, this same coring work has increased our confidence in the presence of potentially more significant reserves in the deeper portion of our properties. Subsequent work completed by David Gonzalez our third party geoscientist consultant has further confirmed the prospectiveness of this potentially meaningful discovery of god and platinum. A copy of this work is on our website. Initial sample sales during the second quarter confirmed our aility to refine and sale .999 bullion product. assay results with 20 pounds of concentrate producing 3.3 ounces of bullion product.

Discovery

Specifically, permits and bonding were in place for a core drilling program that began during the second quarter. The first portion of this program focused on delineation of the current Red Arrow vein and other potential veins accessible from the existing runs. Six core holes totaling in excess of 3,500 feet are being drilled in this fan-drilling stage. Owing to the highly encouraging results of this initial program, additional fan drilling may continue. As presently envisioned, the second phase of our program may focus on delineating an intrusive sulphide deposit that may have depth potential of over 5,000 ft. below the surface according to the late PhD Geologist John Awald. In addition to his research at the Red Arrow Mine, he conducted an intense investigation of the La Plata Mining District which led to his purchase of a major mining property in close proximity. Core drilling of that property was very positive. Newly discovered surface outcrops and a recently drilled core containing gold, silver, copper and platinum group metals (PGMs) on the Red Arrow Dome support the need for core drilling. Our recently completed aero-magnetic survey offered additional confirmation of potentially significant reserves at depth. This intrusive sulphide deposit could have potential of over 4,000,000 ounces of gold in a high grade ore including high concentrations of PGMs.

The company feels it has “Discovered” a deep sulphide intrusive deposit based on the aerial magnetometer survey.  Assays from surface soil samples taken that showed gold (.82 ounces per ton)  and platinum (.06 ounces per ton). We have assayed results at our current depth of development at around 500 feet with results for gold between .23 and 26 ounces per ton and initial assay work on the deep core at around 1700 feet that had gold and platinum along with sulphide mineralization through-out the total core of 2706 feet.

Other Potential

In addition to lode (underground) potential, the Company owns approximately two miles of placer mining rights in the East Mancos drainage. According to a 2007 GIS Report, the East Mancos River contained the highest gold and arsenic concentrations from 41 stream sediment samples taken in the La Plata Mining District. The East Mancos River is on Colorado’s endangered river list due to high concentrations of copper. Copper, gold, silver and arsenic are closely associated in the District.

Further testing and development of other areas at the Red Arrow Mine are anticipated and may add substantially to the Company’s reserves. Significant concentrations of platinum group metals (PGMs) in the Red Arrow Vein, recent core samples, and from surface samples on the Dome could also add significant value. Existence of other veins on Red Arrow property has been revealed.

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

Growth in Operating Cash Flows- As a Production Stage Company, and with our larger scale mill now on-line, our shareholders should see quarter over quarter growth in revenues beginning during the third quarter of 2012 through at least 2013. Revenue growth is forecast to come from higher milling rates for each quarter increasing from 6 tons per milling day in the second quarter of 2012to 50 tons per day by the second quarter of 2013. Based on a continuing yield of one ounce of gold per ton, our Gross Revenue is forecast to rise from slightly in excess of $1.5 million in the third quarter of 2012 to in excess of $5 million in the second quarter of 2013. Our operating cash flow is forecast to rise from a breakeven level in the third quarter of 2012 to in excess of $2.5 million in the second quarter of 2013.

Validation and Growth in Resources and Reserves- Our rising cash flows and access to our existing credit facility should allow us to maintain an ongoing program of coring prospective horizons, both at the shallow existing mining horizons, as well as deeper potential to as deep as 10,000 feet. We have started with new surface samples being taken to assist in the development of future drilling locations. Dependent on results of that program we may meaningfully increase our coring budget for 2013, again with the support of our rising cash flows from operations.

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

We are also continuing to add to our strength at the Board of Directors level. In addition to our corporate executives--Messrs Emery, Harrington and Liukko, we were pleased to announce on May 8 that Mr. Joel Gold had joined our Board. With over 40 years of experience and senior positions in investment banking at firms including Drexel Burnham, Bear Stearns and several others, Mr. Gold’s deep understanding of the challenges of rapidly growing companies is an important asset for us. We will continue to add complimentary strengths to our Board of Directors as the year 2012 progresses.

Plan of Operations

The company will work  hard at developing the mine and the current stope. Mining has continued and in fact we sit at current levels of over 600 tons of high grade ore at over 1 ounce per ton (based on assays done that showed between .23 and 26 ounces per ton. This ore is in the chutes and we are adding mined ore at a current rate of 75 tons per week. We anticipate that at the current the rate of mining at around 4 feet per day we should continue mining this stope for the next few months. As indicated above based upon our core work we have begun a new drift to the west and mining this drift will commence over the next few weeks. This would be additive to the above mining number of 75tons per week and could take us up to around 150 tons per week. At current levels and pricing the company believes it has well over $1,000,000 of mined ore ready for refining and sales. With sales we will be able to self fund much if not all of our capital needs for the future and so we anticipate future draws from our facility totaling around $1,800,000. From here we intend to repay facility as quickly as possible to become debt free.

The company feels it has “Discovered” a deep sulphide intrusive deposit based on the aerial magnetometer survey.  Assays from surface soil samples taken that showed gold (.82 ounces per ton)  and platinum (.06 ounces per ton). We have assayed results at our current depth of development at around 500 feet with results for gold between .23 and 26 ounces per ton and initial assay work on the deep core at around 1700 feet that had gold and platinum along with sulphide mineralization through-out the total core of 2706 feet. We are currently engaging in more surface sample work that will assist in our future drilling locations to maximize our potential from each core. We anticipate that over the next 18 months we will invest around $3,000,000 on this program. This should provide the basis for the future value of the company  with the potential for future “proven resources” totaling in the millions of ounces of gold, silver and platinum.

 We continue to work with the Board of RAGC on terms to acquire the remaining 51%. We also anticipate acquiring some remaining notes from RAGC note holders. The company feels that this needs to come from sources other than the Maximilian $25,000,000 facility. These could include revenues and or the sale of additional equity. We have also been given permission to purchase directly RAGC equity from shareholders wishing to sell. This also will come from the additional sale of RCKE stock or from revenues.

It is the company’s opinion that the most prudent use of the Maximilian facility is anything that would increase or enhance immediate productivity. This provides a model with a very disciplined of only borrowing money for the purpose of enhancing revenue. We are committed to refraining from using this facility for just any purpose and fits with our model of becoming debt free over the next several months. Any additional cash needs will come from either revenues and or the sale of additional equity. We believe this model fits within the current Global Macro-Environment. As part of the management of our cost of capital the company has also begun the process re-financing the current facility with less expensive capital. From initial conversations with different providers this may be accomplished once revenues have commenced.

Results of Operations

For the Six months Ended June 30, 2012 Compared to the Six months Ended June 30, 2011

Revenue

We recognized revenue from gold sales in the amount of $4,581 during the six months ended June 30, 2012. This was the first revenue to be recognized from our operation of the Red Arrow Gold Mine.

Direct Operating Costs

Direct Operating Costs were $150,329 for the six months ended June 30, 2012.  Direct Operating Costs includes mining and milling salaries and the costs of mining and milling gold. We began to incur these costs at the beginning of 2012 as a result of our operation of the Red Arrow Gold Mine.

Indirect Operating Costs

Indirect Operating Costs were $320,236 for the six months ended June 30, 2012. Indirect Operating Costs include our share of the cost of operating the Red Arrow Gold Mine. We began to incur these costs at the beginning of 2012 as a result of our operation of the Red Arrow Gold Mine.

Exploration and Development

We incurred exploration and development costs of $64,917 during the six months ended June 30, 2012.

General and Administrative Expense

Cash general and administrative expense for the period was $649,035 versus $264,461 in the prior year. General and administrative expense for the six months ended June 30, 2011 was principally the accrual of salaries payable to officers.  GAAP based general and administrative expense increased to $1,605,703 in 2012 versus $354,493 in 2011. The increase in cash general and administrative expense reflected increased activity post the December 20, 2011 acquisition of interests in the Red Arrow mine. The Company was essentially dormant during the early part of 2011. General and administrative expenses for the six months ended June 30, 2012 include common stock issued for services in the amount of $14,800 and stock based compensation related to the vesting of stock options in the amount of $941,868. Cash general and administrative expense for the six months ended June 30, 2012 excludes the impact of expenses paid in stock including common stock issued for services and stock based compensation discussed above.

Interest Expense

Interest expense for stated interest in accordance with note agreements was $490,997 during the six months ended June 30, 2012. In addition, we recognized interest expense related to interest expense paid by the issuance of common stock, amortization of deferred financing costs and discounts on notes payable in the amount of $960,280 for the six months ended June 30, 2012. There was no interest expense during the same period of 2011.  Interest expense increased as a result of the borrowing under the $25 million lending facility.

Unrealized Gain on Fair Value of Derivative Warrant Instruments

During the six months ended June 30, 2012, we recognized a gain of $109,944 as a result of the reduction in the fair value of warrant instruments which are classified as liabilities rather than equity as a result of price protection provisions in the warrant agreement. These warrants had not been issued in 2011; therefore, no such gain or loss was recognized during the comparable period of 2011.

Loss on Conversion of Debt to Equity

During the six months ended June 30, 2012, we recognized a loss of $1,258,100 as a result of issuing 6,480,000 shares of common stock valued at $1,878,100 on the date of issuance in order to extinguish notes payable in the amount of $620,000.

Net Loss

We generated a net loss of $4,736,037 during the six months ended June 30, 2012 as compared to a loss of $354,493 in the same period of 2011. The increase in the net loss is primarily the result of the loss on conversion of debt to equity, the increase in interest expense and the increase in general and administrative expenses.

For the Three months Ended June 30, 2012 Compared to the Three months Ended June 30, 2011

Revenue

We recognized revenue from gold sales in the amount of $4,581 during the three months ended June 30, 2012. This was the first revenue to be recognized from our operation of the Red Arrow Gold Mine.

Direct Operating Costs

Direct Operating Costs were $54,747 for the three months ended June 30, 2012.  Direct Operating Costs includes mining and milling salaries and the costs of mining and milling gold.

Indirect Operating Costs

Indirect Operating Costs were $157,246 for the three months ended June 30, 2012. Indirect Operating Costs include our share of the cost of operating the Red Arrow Gold Mine.

Exploration and Development

We incurred exploration and development costs of $44,919 during the three months ended June 30, 2012.

General and Administrative Expense

GAAP based general and administrative expense increased to $567,498 in 2012 versus $172,516 in 2011. Cash general and administrative expense for the period was $332,028 versus $127,500 in the prior year. General and administrative expense for the three months ended June 30, 2011 was principally the accrual of salaries payable to officers.  The increase in cash G&A reflected increased activity post the December 20, 2011 acquisition of interests in the Red Arrow mine. The Company was essentially dormant during the early part of 2011. General and administrative expenses for the three months ended June 30, 2012 includes stock based compensation related to the vesting of stock options in the amount of $235,470. Cash general and administrative expense for the three months ended June 30, 2012 excludes the impact of stock based compensation discussed above.

Interest Expense

Interest expense for stated interest in accordance with note agreements was $254,116 during the three months ended June 30, 2012. In addition, we recognized interest expense related to interest expense paid by the issuance of common stock, amortization of deferred financing costs and discounts on notes payable in the amount of $476,827 for the three months ended June 30, 2012. There was no interest expense during the same period of 2011.  Interest expense increased as a result of the borrowing under the $25 million lending facility.

Unrealized Gain on Fair Value of Derivative Warrant Instruments

During the three months ended June 30, 2012, we recognized a gain of $109,944 as a result of the reduction in the fair value of warrant instruments which are classified as liabilities rather than equity as a result of price protection provisions in the warrant agreement. These warrants had not been issued in 2011; therefore, no such gain or loss was recognized during the comparable period of 2011.

Net Loss

We generated a net loss of $1,440,828 during the three months ended June 30, 2012 as compared to a loss of $172,516 in the same period of 2011. The increase in the net loss is primarily the result of the increase in interest expense and the increase in general and administrative expenses.

Liquidity and Capital Resources

Since the beginning of 2008, we have funded our operations primarily with funds received in the form of short term loans, through the sale of equity securities and with a decreasing amount of revenue received from our discontinued oil and gas operations.

Rock’s sources of capital going forward will primarily be cash from the $25 million lending facility from Maximilian Investors LLC (“Maximilian”) as well as internally generated cash flow from operations. Through the period ended June 30, 2012, we had borrowed $4.5 million of the $25 million available. In the coming 18 months, we expect to require approximately $2.0 million for investment in mining facilities and exploration cost at the Red Arrow Mine. In addition, we expect to require additional cash to acquire the remaining 51% interest in the Red Arrow Mine. We expect to begin generating significant revenue from the Red Arrow Mine during the third quarter of 2012 and to realize positive cash flows from operating activities by the end of 2012.

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

As of June 30, 2012, we had cash on hand in the amount of $73,720. We expect to partially fund our operations for the coming year using cash generated from sales of gold. We expect that this will leave a shortfall, which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2012 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2012, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

•

Was unable to effectively maintain its accounting and financial reporting for the years 2011, 2010 and 2009 on a timely and efficient manner, lacking the qualified personnel to prepare and then review financial statements and significantly accounting transactions during these subject periods, and;

•

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

14.1	2008 Code of Ethics for Senior Management
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Audit Committee Charter
99.2	Compensation Committee Charter
101	XBRL Interactive Data Files *

___________

(1)	Filed as an exhibit to the Registrant’s registration statement on Form S-1 (Commission File No. 33-38745) and incorporated by reference herein.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 3, 2008
(3)	Filed as an exhibit to the Registrant’s Form S-8 registration statement filed with the U.S. Securities and Exchange Commission on June 9, 2009, and incorporated by reference herein.
*	To be submitted by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on August 15, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

By	/s/ Craig Liukko
Craig Liukko
Chief Operating Officer and Director

By	/s/ Joel Gold
Joel Gold
Director