Form 10-Q/A
period 2012-06-30
Rock Energy Resources, Inc.
filed 2012-10-12
CIK 778165

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 15, 2012.

Additionally, we corrected the following typographical errors:

•	Page 3 CONSOLIDATED BALANCE SHEETS:
	○	Additional paid in capital for June 30, 2012 corrected from 50,680,526 to 50,684,526.

•	Page 5 CONSOLIDATED STATEMENTS OF CASH FLOW:
	○	Accrued liabilities - related party for six months ended June 30, 2011 corrected from 127,500 to 255,000.
	○	Cash paid for prepaid mining costs for six months ended June 30, 2012 corrected from 75,125 to 75,122.

•	Page 10 NOTE 7 – FAIR VALUE MEASUREMENTS:
	○	Significant Unobservable Inputs (Level 3) table heading corrected from June 30, 2011 to June 30, 2012.

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

Part I — Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$73,720	$905,011
Prepaid expenses	51,000	—
Total Current Assets	124,720	905,011

Mineral properties	2,988,300	2,802,541
Mining and milling equipment	824,832	—
Furniture, fixtures and equipment	6,174	—
Deferred financing cost	129,000	75,000
Prepaid mining cost	195,468	270,589
Investment in Santa Maria Pacific Holdings, at cost	1,263,792	1,263,792
TOTAL ASSETS	$5,532,286	$5,316,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$804,667	$1,044,297
Accounts payable and accrued liabilities to related parties	252,500	698,000
Accrued interest	81,672	15,256
Put option liability	1,742,663	1,598,773
Derivative warrant instruments	480,000	—
Notes payable	2,279,500	2,077,500
Notes payable, related parties	255,000	1,062,000
Total Current Liabilities	5,896,002	6,495,826

Notes payable, net of discount of $1,822,917 and $2,447,917, respectively	2,377,083	52,083
Put option liability, noncurrent	1,742,663	1,598,773
Total liabilities	10,015,748	8,146,682

Stockholders’ Deficit
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	—	—
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 195,651,432 and 180,782,543 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	19,565	18,078
Additional paid in capital	50,684,526	47,603,689
Accumulated deficit	(55,187,553)	(50,451,516)
Total stockholders’ deficit	(4,483,462)	(2,829,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,532,286	$5,316,933

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

The accompanying notes are an integral part of these unaudited financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,736,037)	$(354,493)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on fair value of derivative warrant instruments	(109,944)	—
Loss on conversion of debt to equity	1,258,100	—
Common stock issued for services and interest expense	14,800	—
Stock based compensation	941,868	90,032
Accretion of put option liability	287,780	—
Amortization of debt discount and deferred financing costs	608,500	—
Changes in operating assets and liabilities:
Prepaid expenses	(51,000)	—
Accounts payable and accrued liabilities	(239,630)	—
Accrued liabilities - related party	(45,500)	255,000
Accrued interest payable	66,416	—
Net cash used in operating activities	(2,004,647)	(9,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for prepaid mining costs	75,122	—
Investment in mining and milling equipment	(824,832)	—
Investment in mineral properties	(185,760)	—
Purchases of furniture, fixtures and equipment	(6,174)	—
Net cash used by investing activities	(941,644)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of related party debt	(60,000)	—
Borrowing of related party debt	75,000	—
Proceeds from sales of units	400,000	—
Borrowings of third party debt	1,700,000	—
Net cash provided by financing activities	2,115,000	—

Net change in cash	(831,291)	(9,461)
Cash and cash equivalents at beginning of period	905,011	9,461
Cash and cash equivalents at end of period	$73,720	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$—	$—
Cash paid for income taxes:	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock option exercise paid with accrued salary	400,000	—
Stock warrants issued for deferred financing costs	37,500	—
Reclassification of related party debt to third party	822,000	—
Derivative warrants issued as financing costs	589,944	—
Debt converted to common stock	620,000	—
Deferred financing costs included in accrued liabilities	37,830	—

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

The fair value of the derivative warrant instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of the date of issuance and June 30, 2012:

	Issuance	June 30,
	Date	2012
Common stock issuable upon exercise of warrants	1,777,778	1,777,778
Estimated market value of common stock on measurement date	$0.25 to $0.36 (1)	$0.27 (1)
Exercise price	$0.50	$0.50
Risk free interest rate (2)	0.67% to 0.84%	0.72%
Warrant lives in years	5	5
Expected volatility (3)	483%	483%
Expected dividend yields (4)	None	None

(1)	The estimated market value of the stock was measured by management based on the reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)	The volatility factor was estimated by management using the historical volatilities of the Company’s common stock since it began trading in February 2008.

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

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
Six Months Ended June 30, 2012

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

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on October 12, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

By	/s/ Craig Liukko
Craig Liukko
Chief Operating Officer and Director

By	/s/ Joel Gold
Joel Gold
Director