Form 10-Q
period 2012-09-30
Rock Energy Resources, Inc.
filed 2012-11-21
CIK 778165

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 19, 2012, the registrant had 196,203,932 shares of its Common Stock outstanding.

Explanatory Note

Due to Hurricane Sandy and its aftermath, Company management and its advisors were unable to communicate due to telecommunication and power outages endured on the East Coast and we are relying upon the Order, issued by the Securities and Exchange Commission in Release No. 68224 on November 14, 2012, for the relief from the filing deadline applicable to the Form 10-Q for the quarter ended September 30, 2012.

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

Part I — Financial Information

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS		(Restated)
Current Assets
Cash	$10,691	$905,011
Prepaid expenses	46,500	—
Total Current Assets	57,191	905,011

Mineral properties	3,113,300	2,802,541
Mining and milling equipment	1,079,938	—
Furniture, fixtures and equipment	6,174	—
Deferred financing cost	-	75,000
Prepaid mining cost	87,885	270,589
Investment in Santa Maria Pacific Holdings, at cost	1,263,792	1,263,792
TOTAL ASSETS	$5,608,280	$5,316,933

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$802,018	$1,044,297
Accounts payable and accrued liabilities to related parties	225,000	698,000
Accrued interest	182,486	15,256
Put option liability	—	1,598,773
Derivative warrant instruments	466,054	—
Convertible notes payable	121,000	—
Notes payable	2,364,500	2,077,500
Notes payable, related parties	32,500	1,062,000
Total Current Liabilities	4,193,558	6,495,826

Notes payable, net of discount of $— and $2,447,917, respectively	8,702,854	52,083
Put option liability, noncurrent	—	1,598,773
Total liabilities	12,896,412	8,146,682

Stockholders’ Deficit
Series A Convertible Non-Redeemable Preferred Stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding, $1,000 per share liquidation preference	—	—
Common Stock: 500,000,000 shares of $0.0001 par value authorized; 196,203,932 and 180,782,543 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	19,620	18,078
Additional paid in capital	15,675,778	12,116,884
Accumulated deficit	(22,983,530)	(14,964,711)
Total stockholders’ deficit	(7,288,132)	(2,829,749)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,608,280	$5,316,933

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ROCK ENERGY RESOURCES, INC.

CONOLSIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
REVENUE –
Gold sales	$4,581	$—	$-	$—
Gold sales to related party	4,980	—	4,980	—
Total revenue	9,561	—	4,980	—

OPERATING EXPENSES:
Direct operating costs	243,155	—	92,826	—
Indirect operating costs	470,080	—	149,844	—
Exploration and development	114,126	—	49,209	—
General and administrative	2,073,676	729,493	467,973	375,000
Total operating expenses	2,901,037	729,493	759,852	375,000
LOSS FROM OPERATIONS	(2,891,476)	(729,493)	(754,872)	(375,000)

OTHER EXPENSES:
Interest expense	(783,482)	—	(292,486)	—
Interest expense related to amortization of discounts and deferred financing costs and interest paid in stock	(1,522,068)	—	(561,788)	—
Unrealized gain on fair value of derivative warrant instruments	247,140	—	137,196	—
Loss on debt extinguishment	(3,068,933)	—	(1,810,833)	—
Net other income (expense)	(5,127,343)	—	(2,527,911)	—

Net Loss	$(8,018,819)	$(729,493)	$(3,282,783)	$(375,000)

Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.02)	$(0.00)

Basic and diluted weighted average shares outstanding	194,722,683	129,224,900	195,914,747	136,683,691

The accompanying notes are an integral part of these unaudited consolidated financial statements

ROCK ENERGY RESOURCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,018,819)	$(729,493)
Adjustments to reconcile net loss to net cash used in operating activities
Unrealized gain on fair value of derivative warrant instruments	(247,140)	—
Loss on debt extinguishment	3,068,933	—
Common stock issued for services and interest expense	14,800	247,500
Stock based compensation	1,177,329	90,032
Accretion of put option liability	383,705	—
Amortization of debt discount and deferred financing costs	1,042,438	—
Changes in operating assets and liabilities:
Prepaid expenses	85,204	—
Accounts payable and accrued liabilities	(242,280)	—
Accrued liabilities - related party	(45,500)	382,500
Accrued interest payable	167,230	—
Net cash used in operating activities	(2,614,100)	(9,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in mineral properties	(310,759)	—
Investment in mining and milling equipment	(1,079,938)	—
Purchases of furniture, fixtures and equipment	(6,174)	—
Net cash used by investing activities	(1,396,871)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of related party debt	(84,000)	—
Borrowing of related party debt	54,401	—
Proceeds from sales of units	510,500	—
Proceeds from issuance of convertible note payable	121,000	—
Borrowings of third party debt	2,514,750	—
Net cash provided by financing activities	3,116,651	—

Net change in cash	(894,320)	(9,461)
Cash and cash equivalents at beginning of period	905,011	9,461
Cash and cash equivalents at end of period	$10,691	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest:	$699,177	$—
Cash paid for income taxes:	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock option exercise paid with accrued salary	400,000	—
Stock warrants issued for deferred financing costs	37,500	—
Debt discount from common stock issued with debt	50,000	—
Reclassification of related party debt to third party	822,000	—
Derivative warrants issued as financing costs	713,194	—
Debt converted to common stock	620,000	—
Liabilities forgiven by related party	205,401	—

The accompanying notes are an integral part of these unaudited consolidated financial statements

ROCK ENERGY RESOURCES, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Consequent to these efforts on December 14, 2011, a $25 million financing was closed into the then privately held American Patriot Gold, Inc. (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim. We are in ongoing discussions with RAGC to acquire the balance of their interest in the Red Arrow Mine. There can be no assurances we will be successful in such efforts. As of December 31, 2011, we were in the exploration stage as defined by ASC 915. During the second quarter of 2012, we began our principal operations and therefore exited from the exploration stage.

Principles of consolidation – The consolidated financial statements include the results of Rock Energy Resources, Inc., its wholly owned subsidiaries and its proportionately consolidated interest in the Red Arrow Mine (see below). All significant intercompany accounts have been eliminated in consolidation.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, goods have been delivered and title has transferred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue is generated through the sale of mineral ore and is recognized upon acceptance of ore delivery from the smelter.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from the estimates.

Interim Financial Statements – The accompanying unaudited interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the accompanying financial statements not misleading, and are of a normal recurring nature.  However, the accompanying unaudited financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders’ equity in conformity with generally accepted accounting principles.  Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in our annual financial statements for the period ended December 31, 2011 included in Form 10-K.  Operating results for the period ended September 30, 2012 are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2012.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, Rocky Emery, our Chairman and CEO, exercised options to purchase 2,500,000 shares of common stock with an exercise price of $0.16 per share.  In accordance with the terms of the options Mr. Emery elected to offset accrued liabilities for unpaid salary in the amount of $400,000 rather than paying the exercise price of $400,000.

On August 21, 2012, Rocky Emery, our Chairman and CEO, forgave the following amounts which were owed to him on that date:

Accrued unpaid salary	$27,500
Notes payable	177,901
Total	$205,401

This amount was recorded as an increase in additional paid in capital.

During the nine months ended September 30, 2012, we issued 3,000,000 shares of common stock to Mr. Craig Liukko, a member of our board of directors and our COO, in accordance with the terms of his employment agreement.  The shares were valued at $1,800 based on the market value on the date of grant.

During the nine months ended September 30, 2012, we reclassified $822,000 of debt that was previously classified as related party debt to third party debt as a result of the resignation of the director to whom the debt was owed.

During the nine months ended September 30, 2012, we borrowed $54,401 from two officers and repaid $84,000.  The advances did not bear interest, were unsecured and due on demand.

During the nine months ended September 30, 2012, we sold gold with a fair market value of $4,980 to Rocky Emery, our Chairman and CEO, for cash proceeds of $4,980.

NOTE 3 – NOTES PAYABLE

During the nine months ended September 30, 2012, we borrowed an additional $2,429,750 under our $25 million lending facility with Maximilian Investors LLC of New York (“Maximilian”).

During the nine months ended September 30, 2012, we granted warrants to purchase 750,000 shares of common stock to a broker associated with our $25 million lending facility.  The warrants have an exercise price of $0.50 per share and a term of five years.  The warrants were valued at $37,500 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.05; option term of five years; expected volatility of 492%; and a discount rate of 1.31%. The value of the options is included in deferred financing costs and will be amortized over the life of the loan.

On August 28, 2012, we amended our financing agreement with Maximilian. The modifications were as follows:

•	The maturity date was extended to September 1, 2014.
•	Maximilian’s net profit’s bonus was increased from 3% to 5%.
•	The put option which had been granted to Maximilian at the origination of the lending facility was cancelled and the maximum amount which would have been payable under the put option, $3,773,104, was added to the principal balance of the note.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the credit facility and concluded that the revised terms constituted a debt extinguishment rather than a debt modification because the present value of the cash flows under the terms of the new instrument was more than 10% different from the present value of the remaining cash flows under the terms of the credit facility. As a result, the Company recorded a loss on the debt extinguishment in the amount of $1,810,833. The loss includes the write off of remaining unamortized discount on note payable in the amount of $1,510,417, the write off of deferred financing costs of $108,563 and the difference between the discounted value of the put option liability on the books on the date of the modification and the full undiscounted value which was added to the note in the amount of $191,853.

During the nine months ended September 30, 2012, holders of current notes payable in the amount of $620,000 agreed to take 6,480,000 shares of common stock to pay off the loans. The common stock was valued at $1,878,100 based on the market value on the date of issuance. As a result of this transaction, we recognized a loss on debt extinguishment in the amount of $1,258,100.

On July 18, 2012, the Company borrowed $50,000 from a third party under a short term note. The note bears interest at 6% per year and matures 45 days from the date of issuance. It also requires the issuance of 250,000 shares of common stock as added compensation on or before the maturity date. As of September 30, 2012, the shares had not been issued. The Company recognized a discount of $50,000 on the note based on the fair market value of the shares required to be issued. This discount was immediately amortized to interest expense.

During the nine months ended September 30, 2012, the Company borrowed $55,000 from a third party. The note is non-interest bearing and payable on demand.

NOTE 4 – CONVERTIBLE NOTES PAYABLE

On June 29, 2012, the Company borrowed $78,500 under a Convertible Promissory Note. The note bears interest at 8% per year. It is payable along with accrued interest on April 3, 2013. The note is convertible beginning six months after the issuance date at 58% of the Market Price. The Market Price is the average of the lowest three trading prices during the ten day period prior to the conversion.

On August 21, 2012, the Company borrowed $42,500 under a Convertible Promissory Note. The note bears interest at 8% per year. It is payable along with accrued interest on May 23, 2013. The note is convertible beginning six months after the issuance date at 58% of the Market Price. The Market Price is the average of the lowest three trading prices during the ten day period prior to the conversion.

NOTE 5 – COMMON STOCK AND STOCK OPTIONS

During the nine months ended September 30, 2012, the Company issued 2,000,000 shares of common stock with a fair value of $13,000 for interest expense on a note previously issued during 2011.

On March 16, 2012, pursuant to the 2009 Stock Grant and Option Plan, the Company granted options to purchase 3,425,000 shares of common stock to three employees and officers of the Company and three contractors of the Company. The options are exercisable at $0.16 per share for a term of five years from the date of grant. One third of the options vest on the grant date and on each of the next two anniversary dates of the grant date. The options were valued at $1,883,747 using the Black-Scholes option pricing model with the following assumptions: stock price on the measurement date of $0.55; option term of 3.5 years; expected volatility of 461%; and a discount rate of 0.57%.  During the nine months ended September 30, 2012, the Company recognized $1,177,329 of expense related to these option grants, leaving $706,407 of expense to be recognized over 0.91 years.

During the nine months ended September 30, 2012, the Company sold 888,889 Units in a private placement (the “2012 Unit Offering”) and received cash proceeds of $400,000 ($0.45 per Unit). Each Unit consists of one share of common stock and two warrants (the “Private Placement Warrants”) to purchase common stock at $0.50 per share for a term of five years. As a result of the Unit offering, the Company issued 888,889 shares of common stock and 1,777,778 warrants to purchase common stock.

During the nine months ended September 30, 2012, the Company sold 552,500 Units in a private placement (the “2012 Second Unit Offering”) and received cash proceeds of $110,500 ($0.20 per Second Unit). Each Second Unit consists of one share of common stock and one warrants (the “Second Private Placement Warrants”) to purchase common stock at $0.05 per share for a term of five years. As a result of the Unit offering, the Company issued 552,500 shares of common stock and 552,500 warrants to purchase common stock.

The Private Placement Warrants and Second Private Placement Warrants are subject to price protection. In the event that the Company issues common stock or debt or equity instruments convertible into common stock for a period beginning upon closing and ending nine months after registration of the common stock issued in the private placement becomes effective, the Company shall adjust the warrant exercise price in order to create equality with any other transaction terms. The Private Placement Warrants are immediately exercisable.

The Company determined that warrants to purchase a total of 2,330,278 shares of common stock issued during the nine months ended September 30, 2012, contained provisions that protect holders from declines in the Company’s stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective warrant based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40 - 15. As a result, these warrants were not indexed to the Company’s own stock. On the issuance date of the Units, the fair value of these warrants was determined to be $713,194, which was recorded as a derivative warrant instruments liability.

NOTE 6 – PUT OPTION LIABILITY

In connection with the lending facility we entered into during 2011, we issued 18,865,520 shares of common stock to the lender and gave them a put option which would allow them to sell back their shares to the Company for $0.20 per share.  The option is exercisable for 9,432,760 shares during each of the years ending December 31, 2012 and 2013. The put option was recorded as a liability at its present value of $3,197,546 as of December 31, 2011. It was expected to be accreted up to its full value of $3,773,104 by the expiration of each put option. This amount represents the maximum potential cash outlay by the Company if it had to repurchase all of the shares. During the nine months ended September 30, 2012, the Company recorded accretion of $383,705.

On August 2, 2012, we modified our debt with Maximilian. As a result of the modification, the put option which had been granted to Maximilian at the origination of the lending facility was cancelled and the maximum amount which would have been payable under the put option, $3,773,104, was added to the principal balance of the note. As a result, the put option liability is $0 as of September 30, 2012.

NOTE 7 – DERIVATIVE WARRANT INSTRUMENTS (LIABILITIES)

In the 2012 Unit Offering and the 2012 Second Unit Offering, the Company incurred liabilities for the estimated fair value of derivative warrant instruments in the form of warrants.  The estimated fair value of the derivative warrant instruments was calculated using the Black-Scholes option pricing model as of the issuance date of the Private Placement Warrants and the Second Private Placement Warrants.  Such estimates were revalued at each balance sheet date, with changes in value recorded as unrealized gains or losses in non-operating income (expense) in the Company’s statements of operations.

During the nine months ended September 30, 2012, the fair value of the warrant derivative liabilities decreased by $247,140. Such changes were recorded as unrealized gains on fair value of derivative warrant instruments in the accompanying consolidated statements of operations.

Activity for derivative warrant instruments liability during the nine months ended September 30, 2012 was as follows:

			Decrease in
		Activity	Fair Value of
	December 31,	during the	Derivative	September 30,
	2011	year	Liability	2012
Derivative warrant instruments	$—	$713,194	$(247,140)	$466,054

The fair value of the derivative warrant instruments is estimated using the Black-Scholes option pricing model with the following assumptions as of the date of issuance and September 30, 2012:

	Issuance	September 30,
	Date	2012
Common stock issuable upon exercise of warrants	2,330,278	2,330,278
Estimated market value of common stock on measurement date	$0.16to$0.36 (1)	$0.20 (1)
Exercise price	$0.05-0.50	$0.05-0.50
Risk free interest rate (2)	0.63%to0.84%	0.62%
Warrant lives in years	5	5
Expected volatility (3)	453 -472%	442%
Expected dividend yields (4)	None	None

(1)	The estimated market value of the stock was measured by management based on the reported public market prices.

(2)	The risk-free interest rate was determined by management using the U.S. Treasury zero-coupon yield over the contractual term of the warrant on date of grant.

(3)	The volatility factor was estimated by management using the historical volatilities of the Company’s common stock since it began trading in February 2008.

(4)	Management determined the dividend yield to be 0% based upon its expectation that there will not be earnings available to pay dividends in the near term.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Level 1:	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities. The Company considers active markets as those in which transactions for the assets or liabilities occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. Substantially all of these inputs are observable in the marketplace throughout the term of the derivative instruments, can be derived from observable data, or supported by observable levels at which transactions are executed in the marketplace.

Level 3:	Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources (i.e. supported by little or no market activity). The Company’s valuation models are primarily industry standard models. Level 3 instruments include derivative warrant instruments. The Company does not have sufficient corroborating evidence to support classifying these assets and liabilities as Level 1 or Level 2.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012:

	Fair Value Measurements at September 30, 2012
	Quoted Prices
	In Active	Significant		Total
	Markets for	Other	Significant	Carrying
	Identical	Observable	Unobservable	Value as of
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2012
Derivative warrant instruments	$—	$—	$466,054	$466,054
Total	$—	$—	$466,054	$466,054

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3)
Nine months Ended September 30, 2012

Beginning balance	$—
Total gains	247,140
Settlements	—
Additions	(713,194)
Transfers	—
Ending balance	$(466,054)

Change in unrealized gains included in earnings relating to derivatives still outstanding as of September 30, 2012	$247,140

NOTE 9 – RESTATEMENT

In accordance with SAB Topic 4:B, the Company has reclassified $35,486,805 of its accumulated deficit as of December 31, 2007 (the date that the Company converted from a limited liability company to a C Corporation) to additional paid-in capital. This reclassification has been reflected in the consolidated balance sheet as of December 31, 2011.

NOTE 10 – SUBSEQUENT EVENTS

On October 20, 2012, the Private Placement Warrants and the Second Private Placement Warrants (collectively, the “Warrants”) were modified to remove the price protection and reset the exercise price at $0.16 per share. Following the modification, the Warrants are indexed to the Company’s own stock and are no longer required to be accounted for as derivative liabilities. The Warrants were revalued as of October 20, 2012 and were reclassified into equity.

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

During the second half of 2011, we shifted our focus from oil and natural gas operations to the evaluation of possible minerals acquisitions. Towards that end, we began due diligence on a joint venture opportunity with Colorado-based Red Arrow Gold Corporation (“RAGC”). RAGC had spent the past eight years refurbishing the Red Arrow Mine located in Mancos, Colorado.. After investing approximately $8 million in mine refurbishment over six years, RAGC was seeking outside funding for up to $25 million to finance the full development of the Red Arrow mine.

Consequent to these efforts on December 14, 2011, a $25 million financing (“the Facility”) was closed into the then privately held American Patriot Gold, LLC (“APG”). On December 20, 2011, APG was merged into our Company as a wholly owned subsidiary. The Facility and its terms are discussed more fully in Item 8 of this Form 10-K. Under the agreement previously reached between APG and RAGC, APG earned a 49% interest in the Red Arrow Mine and all related equipment, facilities, leases, surface rights, and mining claim. Although mineral exploration operations commenced in March of this year, milling operations in May of this year and sales revenues in May of this year, under SEC Guide 7 we will continue to be classified as an exploration company until we complete a Guide 7 compliant reserve report. The Red Arrow Mine, its history and current operations profile is discussed in Mining Properties – Red Arrow Mine below. All the related assets we acquired within our 49% interest  are discussed in Mining Properties – Red Arrow Mine below.

In furtherance of our strategy to focus on our exploration operations at the Red Arrow mine and related claims in particular, on February 2, 2012 we entered into a Letter of Intent to acquire the remaining 51% interest in the assets of RAGC. Under the terms of the LOI, a closing was anticipated to occur prior to the end of May, 2012. That letter expired and a new LOI has been sent to RAGC for their consideration. Both parties remain fully committed to a combination of the two companies and negotiations are ongoing.

We are also focused on the exploration of the mineral potential located on the existing RAGC claims and leases. Towards that end, during the first nine months of 2012, we increased our leases and patented claims from 390 acres at the end of 2011, to in excess of 2,000 acres currently. All claims have been paid for and are on file at the Bureau of Land Management. A map of those claims is shown below:

Mining Claims - Red Arrow Mine Area

1 inch = 2,200 feet

0 0.25 0.5 1 Miles

Middle Mancos River
566
The Hogback
Silver Creek
JEEP TRAIL
Helmet Peak
325
Red Arrow Rd
Schubert Flat
567.A
567
Gold Run Creek
Red Arrow Dome
Red Arrow Mine
Mancos River
East Fall Creek
East Guich
LA PLATA CO
Twin Canyon
Caviness Mountain
Radio Towers
LA PLATA MOUNTAINS
316
Legend
Parcels
Mining Claims

In February, 2012 we began the initial phase of our coring program. During the month, an aerial magnetometer survey  covering more than 14 miles was completed and evaluation of those results was also  completed. Interpretations showed a deep intrusive with sulphide mineralization. We then added the additional claims over the next several months because of the size and the potential of the area  indicated by the survey.

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

The Company believes it may have identified a deep sulphide intrusive deposit based on the aerial magnetometer survey.  Assays from surface soil samples taken that showed gold (0.82 ounces per ton)  and platinum (.06 ounces per ton). We have assayed results at our current depth of development at around 500 feet with results for gold between .23 and 26 ounces per ton and initial assay work on the deep core at around 1700 feet that had gold and platinum along with sulphide mineralization through-out the total core of 2706 feet. During the same period the company also worked hard at developing is exploration program at the mine and the current stope. We constructed a portal cover for the transition from the mine to the trucks to be taken to our milling location. We currently have in excess of 1,300 pounds of mineral material in the chutes and we are adding mined ore at a current rate of 60 tons per week. We anticipate that at the current the rate of mine excavating at around 4 feet per day we should continue exploring this stope for at least the next several months. As indicated above based upon our core work we have begun a new drift to the west and exploration of this drift will commence shortly.

The chart which follows profiles our exploration and milling operations over the first nine months of 2012.

April 2012	10 tons
May 2012	65 tons
June 2012	232 tons
July 2012	319 tons
August 2012	204 tons
September 2012	180 tons

During the second quarter the company began exploring the refining and sales process of our extracted minerals. In May 20 pounds concentrates were sent to a lab in Golden Colorado for assay and processing. We were able to process and sell 3.5 ounces of .999 gold from this initial sample, which confirmed that the Red Arrow Mine contains a salable product. It was also discovered that process was unable to deal with the Platinum that was also part of this initial 20 pound test. At this point we began looking at multiple processes to refine and sell both our gold and platinum. It was determined that there was added equipment needed that could deal with both and not eradicate either the gold or the platinum. This equipment is now in place.

We plan on continuing the milling and refining with this new equipment in Arizona which is in close proximity to our buyers location. Our sales through the first two weeks of November are shown in the chart below. We plan on adding a second shift of miners at the beginning of the first quarter and a third shift at the beginning of the third quarter. In addition we are working on further efficiencies at our mill, with the objective of increasing our milling rates to 50 tons per day from the current level of 8-10 tons per day.

May 2012	$3,600
June 2012	981
August 2012	4,980
October 2012	14,527
November 2012	41,170

Anticipated cash flows from our exploration and milling operations together with drawdowns under our Facility and potentially added equity should fully finance our expansion plans. We are in the process of expanding our work force from their current 40 hour per week schedule per miner to three full 24/7 shifts in the coming months.

While we fully develop our valuable Red Arrow assets, we are continuing to seek avenues for the monetization of our remaining oil and gas holding, a 3.5% membership interest in Santa Maria pacific Holdings, LLC (“SMPH”). In June, 2009 we elected to exchange our working interests in our California oil properties into privately held SMPH. We consider that asset to be a potential source of cash to further supplement our financial resources in pursuit of our core business in the mining sector. At this time we have not concluded a definitive plan to monetize this interest.

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

Location and Access

Although we are exploring, milling and selling some quantities of gold, under SEC Guide 7 we will continue to be classified as an exploration stage company until such time as we complete an SEC Guide 7 compliant reserve report.

Our executive offices are based in Houston, Texas. Our mining operations are carried out at the Red Arrow Mine, located in Montezuma County, Colorado, approximately 9 miles northeast of the town of Mancos, Colorado. The current Red Arrow Mine property consists of in excess of 2.800 acres of mining claims and fee lands. Approximately $8 million was invested to purchase the properties and equipment and upgrade the entire infrastructure of the mine prior to the December 2011 acquisition by American Patriot Gold, Inc. We currently hold a 49% ownership position in the mineral assets including all mining and milling equipment.

Snow removal equipment enables year round access to the Mine via public roadways. Offsite pilot scale milling operations commenced in February 2012. Our milling facility became fully operational in the mid-second quarter, with power supplied by a Tier 4 diesel generator.

Current Geological and Assay Data

After purchase of the Red Arrow and Outwest properties in 1988, historical maps and assay data completed by former owners were evaluated and cross checked by sampling. Extensive sampling of the Gold Run and Old Mill Levels has given direction for primary ore production. In the current area of ore production, approximately 200 ft. in length along the strike of the vein, the ore has averaged over 1 oz. gold per ton. In the last area of production, a raise from the Gold Run Level to the Old Mill Level ranged from 6 inches to 5 ft. in width (30 in. width average).

During the second quarter, favorable results were obtained in the footwall and hanging wall of the vein structure. The potential values in these structures increase with the presence of silicified and brecciated sandstone. Our initial coring work has indicated the potential presence of further mineral deposits in the deeper portion of our properties. Subsequent work completed by David Gonzalez our third party geoscientist consultant that has reinforced the potential of our Red Arrow Mine assets. A copy of this work is on our website: www.americanpatriotgold.com.

Permits and bonding were in place for a core drilling program that began during the second quarter. The first portion of this program focused on delineation of the current Red Arrow vein and other potential veins accessible from the existing runs. Six core holes totaling in excess of 3,500 feet were drilled in this fan-drilling stage. Owing to the results of this initial program, additional fan drilling may continue as capital permits. As presently envisioned, the second phase of our program may focus on delineating an intrusive sulphide deposit that may have depth potential of over 5,000 ft. below the surface according to the late PhD Geologist John Awald. In addition to his research at the Red Arrow Mine, he conducted an intense investigation of the La Plata Mining District which led to his purchase of a major mining property in close proximity. Core drilling of that property was very positive. Our recently completed aero-magnetic survey offered additional confirmation of potential mineralization at depth. We currently estimate the cost of core drilling to 7-10,000 feet will cost between $700,000-$1,000,000 per well. At least ten such wells may eventually be required to confirm any mineralization in this deep sulfide intrusive.

Other Claims

In addition to lode (underground) potential, the Company owns approximately two miles of placer mining rights in the East Mancos drainage. According to a 2007 GIS Report, the East Mancos River contained the highest gold and arsenic concentrations from 41 stream sediment samples taken in the La Plata Mining District. The East Mancos River is on Colorado’s endangered river list due to high concentrations of copper. Copper, gold, silver and arsenic have been historically closely associated in the District.

Further testing and exploration of other areas at the Red Arrow Mine are anticipated and may add substantially to the Company’s exploration plans.

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

See Independent Report and Analysis of the Red Arrow Mine, dated January, 2012, by Richard A. Eaman and Hazen Research, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 9, 2012. This report includes a resume on Mr. Eaman’s background.

Since the date of that report, and as of September 30, 2012, RAGC has invested in excess of $4 million in its exploration and milling operations. .

Our Growth Strategies:

Our business model focuses on building shareholder value contemporaneously on two fronts: growth in operating cash flows and validation and growth in resources.

Growth in Operating Cash Flows- With our larger scale mill now on-line, we anticipate quarter over quarter growth in revenues beginning in the fourth quarter of 2012 through at least 2013. Revenue growth is forecast to come from:

•	Development of at least two new stopes at the Red Arrow Mine;
•	Continued extension of the current drifts;
•	A shift from the current 40 hour shifts by the miners to a three shift 24/7 schedule; and
•	Added miners to develop additional stopes.

Validation of Current Claims- We believe our rising cash flows and access to our existing credit facility should allow us to maintain an ongoing program of coring prospective horizons, both at the shallow existing mining horizons, as well as deeper potential to as deep as 10,000 feet. We have started with new surface samples being taken to assist in the development of future drilling locations. Dependent on results of that program we may meaningfully increase our coring budget for 2013, as cash flow and capital permit.

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

Resumes on these individuals are available on our website: www.american patriotgold.com.

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

Plan of Operations

The company is working towards expansion of mining operations from one stope to up to three stopes in the coming quarters. This will facilitate an increase in our miners shifts from the present one shift to a 24/7 three shift schedule by the mid second quarter.

We are also exploring various optimization alternatives for our milling operations, that together with our increase in exploration activity may result in a rise in milling rates from the current 8-10 tons per day to potentially 50 tons per day by mid 2013. This will entail additional capital which will be sourced from internal cash flow, drawdowns on our Facility and possibly added equity..

We currently have in excess of 1,300 pounds of mineral material in the chutes and we are adding additional mineral extracted material at a current rate of 60 tons per week on a 40 hour work week per miner. We are exploring alternatives for processing our mineralized material at other facilities to increase cash flow in the coming months.

As indicated above based upon our core work we have begun a new drift to the west. This would also be additive to the above mining number of 60 tons per week.

As noted earlier, the company feels it has identified a deep sulphide intrusive deposit based on the aerial magnetometer survey.  . We are currently engaging in more surface sample work that will assist in our future drilling locations to maximize our potential from each core. Dependent on cash flows and available capital, we anticipate that over the next 18 months we will invest approximately $3,000,000 on this program.

 We continue to work with the Board of RAGC on terms to acquire the remaining 51%. We also anticipate acquiring some remaining notes from RAGC note holders. The company feels that this needs to come from sources other than the Maximilian $25,000,000 facility. These could include revenues and or the sale of additional equity or the use of our own securities.

At this time, it is the company’s opinion that the most prudent use of the Maximilian facility is expenditures that would increase or enhance immediate productivity. This provides a disciplined model for only borrowing money for the purpose of enhancing revenue. We are committed to becoming debt free over the coming year. Any additional cash needs will come from either revenues and or the sale of additional equity. We believe this model fits within the current Global Macro-Environment. As part of the management of our cost of capital the company has also begun the process re-financing the current facility with less expensive capital. We are also discussing a reduction in the current interest rate with our current capital provider.

Results of Operations

For the Nine months Ended September 30, 2012 Compared to the Nine months Ended September 30, 2011

Revenue

We recognized revenue from gold sales in the amount of $9,561 during the nine months ended September 30, 2012. This was the first revenue to be recognized from our operation of the Red Arrow Gold Mine.

Direct Operating Costs

Direct Operating Costs were $243,155 for the nine months ended September 30, 2012.  Direct Operating Costs includes mining and milling salaries and the costs of mining and milling gold. We began to incur these costs at the beginning of 2012 as a result of our operation of the Red Arrow Gold Mine.

Indirect Operating Costs

Indirect Operating Costs were $470,080 for the nine months ended September 30, 2012. Indirect Operating Costs include our share of the cost of operating the Red Arrow Gold Mine. We began to incur these costs at the beginning of 2012 as a result of our operation of the Red Arrow Gold Mine.

Exploration and Development

We incurred exploration and development costs of $114,126 during the nine months ended September 30, 2012. These costs were predominately associated with our aeromagnetic survey and our initial coring program. .

General and Administrative Expense

General and administrative expense increased to $2,073,686 for the nine months ended September 30, 2012 versus $729,493 in the same period of 2011. General and administrative expense for the nine months ended September 30, 2012 includes stock based compensation of $1,177,338. General and administrative expense for the nine months ended September 30, 2011 includes stock based compensation of $90,032 and accrued unpaid officer salaries of $255,000. Excluding the non-cash amounts described above, cash general and administrative expense would have been $896,348 and $384,461 for the nine months ended September 30, 2012 and 2011, respectively. The increase in cash general and administrative expense reflected increased activity post the December 20, 2011 acquisition of interests in the Red Arrow mine. The Company was essentially dormant during the early part of 2011.

Interest Expense

Interest expense for stated interest in accordance with note agreements was $783,782 during the nine months ended September 30, 2012. In addition, we recognized interest expense related to interest expense paid by the issuance of common stock, amortization of deferred financing costs and discounts on notes payable in the amount of $1,522,068 for the nine months ended September 30, 2012. There was no interest expense during the same period of 2011.  Interest expense increased as a result of the borrowing under the $25 million lending facility.

Unrealized Gain on Fair Value of Derivative Warrant Instruments

During the nine months ended September 30, 2012, we recognized a gain of $247,140 as a result of the reduction in the fair value of warrant instruments which are classified as liabilities rather than equity as a result of price protection provisions in the warrant agreement. These warrants had not been issued in 2011; therefore, no such gain or loss was recognized during the comparable period of 2011.

Loss on Conversion of Debt to Equity

During the nine months ended September 30, 2012, we recognized a loss of $1,258,100 as a result of issuing 6,480,000 shares of common stock valued at $1,878,100 on the date of issuance in order to extinguish notes payable in the amount of $620,000.

Net Loss

We generated a net loss of $8,018,819 during the nine months ended September 30, 2012 as compared to a loss of $729,493 in the same period of 2011. The increase in the net loss is primarily the result of the loss on conversion of debt to equity, the increase in interest expense and the increase in general and administrative expenses.

For the Three months Ended September 30, 2012 Compared to the Three months Ended September 30, 2011

Revenue

We recognized revenue from gold sales in the amount of $4,980 during the three months ended September 30, 2012. We first recognized revenue from gold sales during the second quarter of 2012.

Direct Operating Costs

Direct Operating Costs were $92,826 for the three months ended September 30, 2012.  Direct Operating Costs includes mining and milling salaries and the costs of mining and milling gold.

Indirect Operating Costs

Indirect Operating Costs were $149,844 for the three months ended September 30, 2012. Indirect Operating Costs include our share of the cost of operating the Red Arrow Gold Mine.

Exploration and Development

We incurred exploration and development costs of $49,209 during the three months ended September 30, 2012.

General and Administrative Expense

General and administrative expense increased to $467,973 during the nine months ended September 30, 2012 versus $375,000 during the same period of 2011. The increase in general and administrative expense reflected increased activity post the December 20, 2011 acquisition of interests in the Red Arrow mine. The Company was essentially dormant during the early part of 2011.

Interest Expense

Interest expense for stated interest in accordance with note agreements was $561,788 during the three months ended September 30, 2012. In addition, we recognized interest expense related to interest expense paid by the issuance of common stock, amortization of deferred financing costs and discounts on notes payable in the amount of $292,485 for the three months ended September 30, 2012. There was no interest expense during the same period of 2011.  Interest expense increased as a result of the borrowing under the $25 million lending facility.

Unrealized Gain on Fair Value of Derivative Warrant Instruments

During the three months ended September 30, 2012, we recognized a gain of $149,844 as a result of the reduction in the fair value of warrant instruments which are classified as liabilities rather than equity as a result of price protection provisions in the warrant agreement. These warrants had not been issued in 2011; therefore, no such gain or loss was recognized during the comparable period of 2011.

Net Loss

We generated a net loss of $3,282,782 during the three months ended September 30, 2012 as compared to a loss of $375,000 in the same period of 2011. The increase in the net loss is primarily the result of the increase in interest expense and the increase in general and administrative expenses.

Liquidity and Capital Resources

Since the beginning of 2008, we have funded our operations primarily with funds received in the form of short term loans, through the sale of equity securities and with a decreasing amount of revenue received from our discontinued oil and gas operations.

Rock’s sources of capital going forward will primarily be cash from the $25 million lending facility from Maximilian Investors LLC (“Maximilian”); internally generated cash flow from operations and the selective use of equity and/or equity linked securities. Through the period ended September 30, 2012, we had borrowed $8.7 million of the $25 million available. In the coming 18 months, we may require approximately $3.0 million for investment in mining facilities and exploration cost at the Red Arrow Mine. In addition, we may require additional cash to acquire the remaining 51% interest in the Red Arrow Mine.

We expect that cash flows from operating activities will become positive by mid-2013. Our cash flow from operations will depend heavily on the prevailing price of gold and our exploration generated volumes. Future gold price declines would have a material adverse effect on our overall results, and therefore, our liquidity. Falling gold prices could also negatively affect our ability to raise capital on terms favorable to us or at all.

As of September 30, 2012, we had cash on hand in the amount of $10,691. We expect to partially fund our operations for the coming year using cash generated from sales of gold. We expect that this will leave a shortfall, which we plan to fund through additional borrowings under the Maximilian lending facility and potentially sales of common stock.

Item 4. Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2012 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2012, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company sold 552,500 Units in a private placement (the “2012 Second Unit Offering”) and received cash proceeds of $110,500 ($0.20 per Second Unit). Each Second Unit consists of one share of common stock and two warrants (the “Second Private Placement Warrants”) to purchase common stock at $0.50 per share for a term of five years. As a result of the Unit offering, the Company issued 552,500 shares of common stock and 1,105,000 warrants to purchase common stock. These securities were issued pursuant to the exemptions from the registration requirtements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Regulation D, promulgated thereunder, respectively, as privately negotiated, isolated, non-recurring transactions not involving any public offer or solicitation. Each purchaser represented that he or she was an accredited investor, that such purchaser’s intention was to acquire the securities for investment only and not with a view toward resale or distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser and the transfer agent affixed the appropriate legends. Each purchaser had a pre-existing relationship with the Company, and was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

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

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on November 21, 2012

ROCK ENERGY RESOURCES, INC.

By	/s/ Rocky V. Emery
Rocky V. Emery
Chief Executive Officer and Director and Chairman of the Board of Directors

By	/s/ Mark G. Harrington
Mark G. Harrington
Principal Accounting Officer and Vice Chairman of the Board of Directors

